Form 10-Q
period 2000-03-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2000-05-12
CIK 1103390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

   /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

   / / Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                        For the transition period from      to

                         COMMISSION FILE NUMBER 0-29993

                       INTRABIOTICS PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                       94-3200380
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)

      1255 TERRA BELLA, MT. VIEW CA                           94043
 (Address of principal executive offices)                  (zip code)

                                 (650) 526-6800
               (Registrant's telephone number including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes / /      No /X/

     There were 28,986,144 shares of the Company's Common Stock, par value $.001 outstanding on April 30, 2000.

                       INTRABIOTICS PHARMACEUTICALS, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                    PAGE NO.
                                                                                    --------
PART I.                        FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets as of March 31, 2000 and December 31, 1999 ................    3

         Statements of Operations for the Three Months Ended March 31, 2000
         and March 31, 1999 .......................................................    4

         Statements of Cash Flows for the Three Months Ended March 31, 2000
         and March 31, 1999 .......................................................    5

         Notes to Financial Statements ............................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ...............................................................    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............   10

PART II                               OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds ................................   11

Item 6.  Exhibits and Reports on Form 8-K .........................................   11

SIGNATURES ........................................................................   12

                       INTRABIOTICS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                 MARCH 31,                 DECEMBER 31,
                                                                                    2000                       1999
                                                                          -------------------------  -------------------------
                                                                                                              (Note 1)
 ASSETS
  Current assets:
     Cash and cash equivalents, including restricted deposits                       $      115,452              $      18,862
     Short-term investments                                                                 10,531                     12,567
     Other current assets                                                                    1,056                        633
                                                                          -------------------------  -------------------------
        Total current assets                                                               127,039                     32,062

  Property, plant, and equipment, net                                                        4,607                      3,828

  Other assets                                                                                  67                         68
                                                                          -------------------------  -------------------------
        Total assets                                                                $      131,713              $      35,958
                                                                          =========================  =========================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                               $          959              $       2,295
     Accrued clinical costs                                                                    745                        916
     Other accrued liabilities                                                               1,288                        535
     Amount payable to contract partner                                                          -                      1,677
     Current equipment financing obligations                                                 1,138                        896
                                                                          -------------------------  -------------------------
         Total current liabilities                                                           4,130                      6,319

  Long-term equipment financing obligations                                                  2,383                      1,725

  STOCKHOLDERS EQUITY:
  Preferred stock                                                                                -                     79,609
  Common stock                                                                                  29                          1
  Additional paid-in capital                                                               199,844                     13,828
  Deferred stock compensation                                                              (14,501)                   (12,650)
  Accumulated deficit                                                                      (60,172)                   (52,874)
                                                                          -------------------------  -------------------------
        Total stockholders' equity                                                         125,200                     27,914
                                                                          -------------------------  -------------------------
        Total liabilities and stockholders' equity                                  $      131,713              $      35,958
                                                                          =========================  =========================


                             See accompanying notes.

                        INTRABIOTICS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                ---------------------------------------
                                                                      2000                  1999
                                                                -----------------     -----------------
Contract revenue                                                     $   --             $  1,380

Operating expenses:
   Research and development                                             5,438              5,344
   General and administrative                                           2,137              1,055

                                                                     --------           --------
      Total operating expenses                                          7,575              6,399

                                                                     --------           --------
      Operating loss                                                   (7,575)            (5,019)

   Interest income                                                        414                344
   Interest expense                                                      (137)               (37)
                                                                     --------           --------
      Net loss                                                       $ (7,298)          $ (4,712)
                                                                     ========           ========


Basic and diluted net loss per share                                 $  (2.62)          $  (4.71)
                                                                     ========           ========


Shares used to compute basic and diluted net loss per share             2,785              1,001
                                                                     ========           ========

Pro forma basic and diluted net loss per share                       $  (0.34)          $  (0.27)
                                                                     ========           ========

Shares used to compute pro forma basic and diluted net
     loss per share                                                    21,659             17,477
                                                                     ========           ========

                             See accompanying notes.

                       INTRABIOTICS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                        2000               1999
                                                                                     ---------           ---------
OPERATING ACTIVITIES:
Net loss                                                                             $  (7,298)          $  (4,712)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         286                 136
     Amortization of deferred stock compensation                                           794                  63

Change in assets and liabilities
     Other current and long-term assets                                                   (423)                (89)
     Accounts payable                                                                   (1,336)               (286)
     Accrued clinical costs                                                               (171)              1,044
     Other accrued liabilities                                                             753              (2,685)
     Amount payable to contract partner                                                 (1,677)               --
     Deferred revenue                                                                     --                 1,544
                                                                                     ---------           ---------
Net cash used in operating activities                                                   (9,070)             (4,985)

INVESTING ACTIVITIES:
     Capital expenditures                                                               (1,065)             (1,108)
     Maturities of short-term investments                                                2,036                --
                                                                                     ---------           ---------
Net cash provided by (used for) investing activities                                       971              (1,108)

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                            103,789                --
     Proceeds from issuance of preferred stock                                            --                 2,580
     Proceeds from equipment financing                                                   1,166                --
     Payments on equipment financing                                                      (266)               (136)
                                                                                     ---------           ---------
Net cash provided by financing activities                                              104,689               2,444

Net increase (decrease) in cash and cash equivalents                                    96,590              (3,649)

Cash and cash equivalents at beginning of period                                        18,862              29,869
                                                                                     ---------           ---------
Cash and cash equivalents at end of period                                           $ 115,452           $  26,220
                                                                                     =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                   $     137           $      37
                                                                                     =========           =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
     Conversion of preferred stock to common stock                                   $  79,609           $    --
                                                                                     =========           =========



                             See accompanying notes.

                       IntraBiotics Pharmaceuticals, Inc.
                     Notes To Condensed Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.

         Certain information and footnote disclosures normally included in the Company's annual audited financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial position at March 31, 2000 and the results for the interim periods ended March 31, 2000 and 1999.

         The results of operations of the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in the Company's Registration Statement on Form S-1 (NO. 333-95461), as amended and filed with the Securities and Exchange Commission. The accompanying condensed Balance Sheets as of December 31, 1999 is derived from such audited financial statements.

Note 2. Equipment Financing

         On March 1, 2000, the Company entered into an $861,000 equipment financing agreement secured by the related assets. The interest rate for this obligation is 10.99% and the principal and interest payments are $22,000 per month for 42 months with a final payment of $129,000 on September 1, 2003.

         On March 30, 2000, the Company entered into a $221,000 equipment financing agreement secured by the related assets. The interest rate for this obligation is 9.98% and the principal and interest payment is $6,000 per month for 36 months with a final payment of $22,000 on April 1, 2003.

Note 3. Net Loss Per Common Share

         Net loss per share has been computed according to Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS 128"), which requires disclosure of basic and diluted earnings per share. Basic and diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share include the impact of potentially dilutive securities. As the Company's potentially dilutive securities (convertible preferred stock, stock options, and warrants) were antidilutive for all periods, they were not included in the computation of weighted-average shares used in computing diluted net loss per share.

         Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering from the original date of issuance.

         The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):


                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     ----------------------------
                                                                        2000               1999
                                                                      --------           --------
                                                                              (UNAUDITED)
Basic and diluted:
     Net loss                                                         $ (7,298)          $ (4,712)
                                                                      ========           ========
     Weighted-average shares used in computing basic and
         diluted net loss per share                                      2,785              1,001
                                                                      ========           ========

Basic and diluted net loss per share                                  $  (2.62)          $  (4.71)
                                                                      ========           ========

Pro forma basic and diluted:
     Shares used above                                                   2,785              1,001
     Pro forma adjustment to reflect weighted-average effect
         of conversion of preferred stock from the date of
         issuance                                                       18,874             16,476
                                                                      --------           --------

Total weighted-average shares of common stock outstanding
     pro forma                                                          21,659             17,477
                                                                      ========           ========


Basic and diluted pro forma loss per share                               (0.34)             (0.27)
                                                                      ========           ========

Note 4.  Public Offering of Common Stock

         On March 27, 2000, the Company completed an initial public offering of 7,500,000 shares of its common stock at $15.00 per share with net proceeds to the Company of approximately $103.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in the Company's Registration Statement on Form S-1, File NO. 333-95461, as amended. The following discussion should be read in conjunction with the financial statements and notes included elsewhere herein. IntraBiotics disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

OVERVIEW

         IntraBiotics Pharmaceuticals, Inc. develops and intends to commercialize new antibacterial and antifungal drugs for the prevention or treatment of serious infectious diseases. We have initiated an expanded human clinical trial to test for efficacy and safety, known as a phase III trial, for our lead product candidate, Protegrin IB-367 Rinse. We are about to begin a Phase III trial for our second most advanced product candidate, Ramoplanin Oral. We recently obtained statistically significant data from human clinical trials that test for preliminary safety and efficacy, known as phase II trials, that indicate each of these products was well tolerated and support further efficacy trials. We have also initiated more limited human clinical trials to test for safety for our product candidates, Protegrin IB-367 Gel and Protegrin IB-367 Aerosol.

         We have incurred significant losses since inception and expect to incur substantial losses for the foreseeable future, primarily due to the expansion of our research and development programs. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 2000, the Company's accumulated deficit was approximately $60.2 million.

RESULTS OF OPERATIONS

         We had no revenue for the three months ended March 31, 2000 and $1.4 million in contract revenue during the same period of 1999. This revenue was generated under a prior agreement with Pharmacia and Upjohn S.p.A., which terminated in July 1999. We will not recognize any additional revenue under this agreement. The Company does not anticipate any product revenue in the near future.

         Research and development expenses increased to $5.4 million in the three months ended March 31, 2000 from $5.3 million for the same period in 1999. The increase was attributable to higher personnel and payroll expenses, in-licensing fees and consulting expenses in the three months ended March 31, 2000 largely offset by higher clinical trial activity during the three months ended March 31, 1999. We expect research and development expenses to increase as we continue to expand our research and development programs.

         General and administrative expenses increased to $2.1 million in the three months ended March 31, 2000 from $1.1 million for the same period in 1999. The increase was primarily attributable to increased personnel and payroll expenses, consulting, legal, professional, travel and other expenses associated with increased business development activities. We expect general and administrative expenses to increase due to business development activities and expenses incurred as a publicly traded company.

         In connection with the grant of certain stock options to employees, the Company recorded deferred compensation of $2.1 million in the three months ended March 31, 2000 compared to $1.6 million for the same period in 1999. The deferred compensation represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options. We expensed $794,000 of deferred compensation during the three months ended March 31, 2000 and $63,000 of deferred compensation for the same period in 1999. The research and development deferred compensation amortization expense in the three months ended March 31, 2000 was $460,000 from $62,000 for the same period in 1999. The general and administrative deferred compensation amortization expense in the three months ended March 31, 2000 was $334,000 from $1,000 for the same period in 1999.

         Interest income increased to $414,000 in the three months ended March 31, 2000 from $344,000 for the same period in 1999. The increase in interest income resulted from the increase in average cash and investment balances primarily due to the Company's recent private financing activities. Interest expense increased to $137,000 in the three months ended March 31, 2000, from $37,000 for the same period in 1999. The increase was primarily attributable to additional equipment financing.

IMPACT OF YEAR 2000

         In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company had immaterial costs during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the initial public offering, we financed operations primarily through the private placement of convertible preferred stock and capital leases. On March 27, 2000, we completed our initial public offering of common stock, in which we sold 7,500,000 shares of common stock at a price of $15.00 per share. Net proceeds to the Company were approximately $103.8 million.

         At March 31, 2000, we had cash and cash equivalents of $115.8 million including restricted deposits of approximately $1.4 million in connection with standby letters of credit for leased facilities and short term investments of $10.5 million. IntraBiotics regularly invests excess funds in short-term money market funds, commercial paper, government and non-government debt securities.

         Net cash used in operating activities for the three months ended March 31, 2000 and 1999 was $9.1 million and $5.0 million, respectively. Cash used in operating activities in each period was primarily the result of net losses, decreases in accounts payable and changes to accrued liabilities, clinical costs, amount payable to contract partner and deferred revenue.

         Net cash provided by investing activities for the three months ended March 31, 2000 was $971,000 and net cash used in investing activities for the three months ended March 31, 1999 was $1.1 million. Cash provided by investing activities in the three months ended March 31, 2000 was due to the maturity of short-term investments of $2.0 million partially offset by the purchase of fixed assets of $1.1 million. Cash used in investing activities in the three months ended March 31, 1999 was due to the purchase of fixed assets of $1.1 million.

         Net cash provided by financing activities for the three months ended March 31, 2000 and 1999 was $104.7 million and $2.4 million respectively. Cash provided by financing activities for the three months ended March 31, 2000 was due to proceeds from the issuance of common stock, including net proceeds of $103.8 million from the initial public offering and proceeds from equipment lease financing, partially offset by payments on capital lease obligations.

         We expect to continue to incur substantial operating losses. We believe that existing capital resources and interest income will be sufficient to fund our operations for at least the next 12 months.

         Our future capital requirements will depend on many factors, including:

                  - the timing, cost, extent and results of clinical trials;

                  - payments to third parties for manufacturing scale up;

                  - the costs and timing of regulatory approvals;

                  - the costs of establishing sales, marketing and distribution capabilities;

                  - the progress of our research and development activities;

                  - availability of technology in-licensing opportunities; and

                  - future opportunities for raising capital.

         Until we can generate sufficient cash from our operations, which we do not anticipate in the foreseeable future, we expect to finance future cash needs through private and public financings, including equity financings. We cannot be certain that additional funding will be available when needed or on favorable terms. If funding is not available, we may need to delay or curtail our development and commercialization activities to a significant extent.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

         The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. We own financial instruments that are sensitive to market risks as part of our investment portfolio. To minimize this risk, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper, government and non-government debt securities.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (NO. 333-95461), was declared effective on March 27, 2000. The Company sold 7,500,000 shares of Common Stock for aggregate proceeds of $112.5 million prior to deducting underwriting discounts, commissions and offering expenses.

         The Company incurred related offering costs of approximately $8.7 million, of which $7.9 million represented underwriting discounts and commissions. All initial public offering costs were direct or indirect payments to others. The net offering proceeds to the Company after all expenses were approximately $103.8 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  Number            Exhibit Description
                  ------            -------------------
                  27.1              Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file a report on Form 8-K during the quarter ended March 31, 2000.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IntraBiotics Pharmaceuticals, Inc.



                                    ---------------------------
          May 12, 2000              Kenneth J. Kelley
                                    President and Chief Executive



                                    ---------------------------
          May 12, 2000              Russell L. Hughes
                                    Controller