Form 10-Q
period 2000-06-30
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2000-08-08
CIK 1103390

                                       UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549


                                         FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                         or

[   ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                         For the transition period from _____ to _____

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

                                                   Yes [ X ]   No  [  ]

         There were 29,045,906 shares of the Company's Common Stock, par value $.001 outstanding on July 31, 2000.

                                        INTRABIOTICS PHARMACEUTICALS, INC.

                                                     FORM 10-Q
                                            QUARTER ENDED JUNE 30, 2000

                                                 TABLE OF CONTENTS

                                                                                                   PAGE NO.
                                                                                                   --------
PART I.                               FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Balance Sheets as of June 30, 2000 and December 31, 1999.......................      3

         Condensed Statements of Operations for the Three and Six Month Periods
         Ended June 30, 2000 and June 30, 1999....................................................      4

         Statements of Cash Flows for the Six Months Ended
         June 30, 2000 and June 30, 1999..........................................................      5

         Notes to Condensed Financial Statements..................................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...............................................................................      8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................     16


PART II                                 OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds................................................     17

Item 6.  Exhibits and Reports on Form 8-K.........................................................     17

SIGNATURES........................................................................................     18


                                            INTRABIOTICS PHARMACEUTICALS, INC.
                                                CONDENSED BALANCE SHEETS
                                                     (IN THOUSANDS)
                                                      (UNAUDITED)

                                                                     JUNE 30,                       DECEMBER 31,
                                                                       2000                             1999
                                                                ------------------               ------------------
                                                                                                      (Note 1)
ASSETS
Current assets:
     Cash and cash equivalents, including restricted deposits          $   75,961                       $   18,862
     Short-term investments                                                 8,164                           12,567
     Other current assets                                                   6,727                              633

                                                                ------------------               ------------------
        Total current assets                                               90,852                           32,062

Property, plant, and equipment, net                                         4,450                            3,828

Other assets, principally investments                                      25,815                               68

                                                                ------------------               ------------------
        Total assets                                                   $  121,117                       $   35,958
                                                                ==================               ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $      831                       $    2,295
     Accrued clinical costs                                                 1,468                              916
     Other accrued liabilities                                              1,195                              535
     Amount payable to contract partner                                         -                             1,677
     Current equipment financing obligations                                1,148                              896
                                                                ------------------               ------------------
         Total current liabilities                                          4,642                            6,319

Long-term equipment financing obligations                                   2,089                            1,725

STOCKHOLDERS EQUITY:
Preferred stock                                                                 -                           79,609
Common stock                                                                   29                                1
Additional paid-in capital                                                199,657                           13,828
Deferred stock compensation                                               (13,706)                         (12,650)
Accumulated deficit                                                       (71,594)                         (52,874)
                                                                ------------------               ------------------
        Total stockholders' equity                                        114,386                           27,914

                                                                ------------------               ------------------
        Total liabilities and stockholders' equity                     $  121,117                       $   35,958
                                                                ==================               ==================

                                                  See accompanying notes.

                                           INTRABIOTICS PHARMACEUTICALS, INC.
                                          CONDENSED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          (UNAUDITED)

                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                            JUNE 30,                               JUNE 30,
                                                 -------------------------------       -------------------------------
                                                     2000               1999               2000               1999
                                                 ------------       ------------       ------------       ------------

 Contract revenue                                 $        -         $    2,116         $        -         $    3,496

 Operating expenses:
    Research and development                          10,594              6,875             16,032             12,220
    General and administrative                         2,646              1,187              4,809              2,242

                                                 ------------       ------------       ------------       ------------
       Total operating expenses                       13,240              8,062             20,841             14,462

                                                 ------------       ------------       ------------       ------------
       Operating loss                                (13,240)            (5,946)           (20,841)           (10,966)

    Interest income                                    1,921                286              2,334                630
    Interest expense                                    (102)               (44)              (212)               (80)

                                                 ------------       ------------       ------------       ------------
       Net loss                                   $  (11,421)        $   (5,704)        $  (18,719)        $  (10,416)
                                                 ============       ============       ============       ============

 Basic and diluted net loss per share             $    (0.39)        $    (5.42)        $    (0.74)        $   (10.14)
                                                 ============       ============       ============       ============

 Shares used to compute basic and diluted net
    loss per share                                    29,012              1,052             25,347              1,027
                                                 ============       ============       ============       ============

 Pro forma basic and diluted net loss per
    share                                                            $    (0.32)                           $    (0.59)
                                                                    ============                          ============

 Shares used to compute pro forma basic and
    diluted net loss per share                                           17,669                                17,573
                                                                    ============                          ============


                                                  See accompanying notes.

                                          INTRABIOTICS PHARMACEUTICALS, INC.
                                              STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                     (UNAUDITED)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                   ------------------------------------
                                                                                        2000                  1999
                                                                                   --------------        --------------
OPERATING ACTIVITIES

Net loss                                                                             $  (18,719)           $  (10,416)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                          624                   323
     Amortization of deferred stock compensation                                          1,589                   225

Change in assets and liabilities
     Other current assets                                                                (6,094)                 (315)
     Other assets                                                                             -                   (23)
     Accounts payable                                                                    (1,464)                 (532)
     Accrued clinical costs                                                                 552                 1,094
     Other accrued liabilities                                                              660                (2,645)
     Amount payable to contract partner                                                  (1,677)                    -
     Deferred revenue                                                                         -                 2,576
                                                                                   --------------        --------------
Net cash used in operating activities                                                   (24,529)               (9,711)

INVESTING ACTIVITIES

    Capital expenditures                                                                 (1,246)               (1,537)
    Purchase of long-term investments                                                   (25,747)                    -
    Purchase of short-term investments                                                   (4,662)                    -
    Maturities of short-term investments                                                  9,065                     -
                                                                                   --------------        --------------
Net cash used for investing activities                                                  (22,590)               (1,537)

FINANCING ACTIVITIES

     Proceeds from issuance of preferred stock                                                -                 2,580
     Proceeds from issuance of common stock                                             103,603                    20
     Proceeds from equipment financing                                                    1,166                 1,184
     Payments on equipment financing                                                       (550)                 (303)
                                                                                   --------------        --------------
Net cash provided by financing activities                                               104,219                 3,482

                                                                                   --------------        --------------
Net increase in cash and cash equivalents                                                57,100                (7,768)

Cash and cash equivalents at beginning of period                                         18,862                29,869

                                                                                   --------------        --------------
Cash and cash equivalents at end of period                                           $   75,961            $   22,101
                                                                                   ==============        ==============

Supplemental disclosure of cash flow information
     Interest Paid                                                                   $      239            $       80
                                                                                   ==============        ==============

Supplemental disclosure of non-cash information
     Conversion of preferred stock to common stock                                   $   79,609            $        -
                                                                                   ==============        ==============

                                                        See accompanying notes.

                     IntraBiotics Pharmaceuticals, Inc.
                  Notes To Condensed Financial Statements
                                (Unaudited)

Note 1.  Basis of Presentation

         The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.

         Certain information and footnote disclosures normally included in the Company's annual audited financial statements (as required by generally accepted accounting principles) have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial position at June 30, 2000 and the results for the interim periods ended June 30, 2000 and 1999.

         The results of operations of the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in the Company's Registration Statement on Form S-1 (NO. 333-95461), as amended and filed with the Securities and Exchange Commission. The accompanying condensed Balance Sheet as of December 31, 1999 is derived from such audited financial statements.

Note 2. Equipment Financing

         On March 1, 2000, the Company entered into an $861,000 equipment-financing agreement secured by the related assets purchased. The interest rate for this obligation is 10.99% and the principal and interest payments are $22,000 per month for 42 months with a final payment of $129,000 on September 1, 2003.

         On March 30, 2000, the Company entered into a $221,000 equipment-financing agreement secured by the related assets. The interest rate for this obligation is 9.98% and the principal and interest payment is $6,000 per month for 36 months with a final payment of $22,000 on April 1, 2003.

Note 3.      Investments in Debt and Equity Securities

         The Company invests its excess cash in high quality, short-term and long-term equity instruments. The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:

                                                                  JUNE 30,           DECEMBER 31,
                                                                    2000                 1999
                                                               --------------     -----------------
                                                                         (IN THOUSANDS)
Operating cash                                                           595                   235
Money market                                                          28,533                18,266
Certificates of deposit                                                1,366                   361
Commercial paper                                                      79,380                12,567
                                                               --------------     -----------------
                                                                  $  109,874            $   31,429
                                                               ==============     =================


Amounts included in cash and cash equivalents                         75,961                18,862
Amounts included in short-term investments                             8,164                12,567
Amounts included in long-term investments                             25,748                     -
                                                               --------------     -----------------
                                                                  $  109,874            $   31,429
                                                               ==============     =================

The Company classifies all securities as either cash and cash equivalents or available for sale.

Note 4. Net Loss Per Common Share

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

         Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted into common stock upon completion of the Company's initial public offering of common stock from the original date of issuance.

         The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                   -----------------------------------------
                                                                          2000                    1999
                                                                   -----------------       -----------------
                                                                     (UNAUDITED)

Basic and diluted:
     Net loss                                                         $    (18,719)           $    (10,416)
                                                                   =================       =================

     Weighted-average shares used in computing basic and
         diluted net loss per share                                          25,347                   1,027
                                                                   =================       =================

Basic and diluted net loss per share                                   $     (0.74)           $     (10.14)
                                                                   =================       =================

Pro forma basic and diluted:
     Shares used above                                                       25,347                   1,027
     Pro forma adjustment to reflect weighted-average effect
         of conversion of preferred stock from the date
         of issuance                                                              -                  16,546
                                                                   -----------------       -----------------

Total weighted-average shares of common stock outsanding                     25,347                  17,573
                                                                   =================       =================

Pro forma basic and diluted net loss per share                               (0.74)                  (0.59)
                                                                   =================       =================


Note 5.  Public Offering of Common Stock

         On March 27, 2000, the Company completed an initial public offering of 7,500,000 shares of its common stock at $15.00 per share with net proceeds to the Company of approximately $103.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "RISKS RELATED TO OUR BUSINESS" below. The following discussion should be read in conjunction with the financial statements and notes included elsewhere herein. IntraBiotics disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

OVERVIEW

         IntraBiotics Pharmaceuticals, Inc. develops and intends to commercialize new antibacterial and antifungal drugs for the prevention or treatment of serious infectious diseases. We have initiated expanded human clinical trials to test for efficacy and safety, known as a phase III trials, for our two lead product candidates. These are Protegrin IB-367 Rinse for the treatment of oral mucositis, a side effect of anti-cancer therapies, and Ramoplanin Oral for the prevention of infections due to Vancomycin-Resistant Enterococci, or VRE. In July 2000 we initiated a second Phase III trial for Protegrin IB-367 Rinse for patients receiving radiotherapy and a first Phase III trial for patients receiving high dose chemotherapy is also ongoing. We previously obtained statistically significant data from human clinical trials that test for preliminary safety and efficacy, known as phase II trials, that indicate each of these products was well tolerated and support further efficacy trials. We are also enrolling patients in more limited human clinical trials to test for safety for our product candidates, Protegrin IB-367 Gel for the prevention of ventilator-associated pneumonias and Protegrin IB-367 Aerosol for the treatment of serious lung infections.

         We have incurred significant losses since inception and expect to incur substantial losses for the foreseeable future, primarily due to the expansion of our research and development programs. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 2000, the Company's accumulated deficit was approximately $71.6 million.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

         IntraBiotics had no product sales or contract revenue for the three and six month periods ended June 30, 2000 compared to $2.1 million and $3.5 million of contract revenue for the same periods of 1999. Revenue in 1999 was generated under a prior agreement with Pharmacia and Upjohn S.p.A., which terminated in July 1999. We will not recognize any additional revenue under this agreement. The Company does not anticipate any product revenue in the near future.

         Research and development expenses increased to $10.6 million and $16.0 million in the three and six month periods ended June 30, 2000 from $6.9 million and $12.2 million for the same periods in 1999. The increase was attributable to higher personnel and payroll expenses, development milestone fees, clinical trial activity and consulting expenses. We expect research and development expenses to increase as we continue to expand our research and development programs.

         General and administrative expenses increased to $2.6 million and $4.8 million in the three and six month periods ended June 30, 2000 from $1.2 million and $2.2 million for the same periods in 1999. The increase was primarily attributed to increased personnel and payroll expenses, consulting, legal, professional, travel and other expenses associated with increased business development activities. We expect general and administrative expenses to increase due to business development activities.

         In connection with the grant of certain stock options to employees, the Company recorded no deferred compensation in the three months ended June 30, 2000 and deferred compensation of $2.6 million in the six month period ended June 30, 2000 compared to $1.8 million and $3.4 million for the same periods in 1999. Deferred compensation represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options. We expensed $795,00 and $1.6 million of deferred compensation during the three and six month periods ended June 30, 2000, respectively, compared to $162,000 and $225,000 of deferred compensation for the same periods in 1999. The research and development deferred compensation amortization expense in the three and six month periods ended June 30, 2000 was $460,000 and $920,000 up from $102,000 and $164,000 for the same periods in
1999. The general and administrative deferred compensation amortization expense in the three and six month periods ended June 30, 2000 was $335,000 and $669,000 up from $60,000 and $61,000 for the same periods in 1999.

         Interest income increased to $1.9 million and $2.3 million in the three and six month periods ended June 30, 2000 from $286,000 and $630,000 for the same periods in 1999. The increase in interest income resulted from the increase in average cash and investment balances primarily due to the Company's recent financing activities. Interest expense increased to $102,000 and $212,000 for the three and six month periods ended June 30, 2000, from $44,000 and $80,000 for the same periods in 1999. The increase was primarily attributed to additional equipment financing.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the initial public offering, IntraBiotics financed its operations primarily through the private placement of convertible preferred stock and capital leases. On March 27, 2000, we completed our initial public offering of common stock, in which we sold 7,500,000 shares of common stock at a price of $15.00 per share. Net proceeds to the Company were approximately $103.6 million.

         At June 30, 2000, we had cash, cash equivalents, short term investments and long term investments of $109.9 million including restricted deposits of approximately $1.4 million in connection with standby letters of credit for leased facilities, short-term investments of $8.2 million and long-term investments of $25.7 million. The Company regularly invests excess funds in short-term money market funds and commercial paper.

         Net cash used in operating activities for the six month period ended June 30, 2000 and 1999 was $24.5 million and $9.7 million, respectively. Cash used in operating activities in each period was primarily the result of net losses, increased prepaid expenses primarily for clinical trials, decreases in accounts payable and changes to accrued liabilities, clinical costs, amount payable to contract partner and deferred revenue.

         Net cash used by investing activities for the six month period ended June 30, 2000 and 1999 was $22.6 million and $1.5 million, respectively. Cash used by investing activities in the six month period ended June 30, 2000 was primarily due to the net decrease of short term investments of $4.4 million and the purchase of long term investments of $25.7 million. During the six months ended June 30, 2000 the company used cash to purchase equipment of $1.2 million. Cash used in investing activities in the six month period ended June 30, 1999 was due to the purchase of equipment of $1.5 million.

         Net cash provided by financing activities for the six month periods ended June 30, 2000 and 1999 was $104.2 million and $3.5 million, respectively. Cash provided by financing activities for the six month period ended June 30, 2000 was due to proceeds from the issuance of common stock, including net proceeds of $103.6 million from the initial public offering and proceeds from equipment lease financing, partially offset by payments on capital lease obligations.

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

                  - the costs of acquiring technologies or assets that
                    compliment our business;

                  - the costs of establishing sales, marketing and distribution capabilities;

                  - the progress of our research and development activities;

                  - availability of technology in-licensing opportunities; and

                  - future opportunities for raising capital.

         Until we can generate sufficient cash from our operations (which we do not anticipate in the foreseeable future) we expect to finance future cash needs through private and public financings, including equity financings. We cannot be certain that additional funding will be available when needed or on favorable terms. If funding is not available, we may need to delay or curtail our development and commercialization activities to a significant extent.

RISKS RELATED TO OUR BUSINESS

WE EXPECT TO CONTINUE TO INCUR FUTURE OPERATING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

We have never generated revenue from product sales and have incurred significant net losses in each year since inception. We incurred net losses of $4.1 million in 1997, $17.4 million in 1998, $23.1 million in 1999 and $18.7 million for the six month period ended June 30, 2000. As of June 30, 2000, our accumulated deficit was approximately $71.6 million. We expect to continue to incur substantial additional losses for the foreseeable future primarily as a result of increases in clinical trial expense costs, and we may never become profitable. In addition, we expect increases in pre-clinical research to identify new product candidates and manufacturing and development costs to commercialize Ramoplanin and IB-367 Rinse, our lead product candidates. To date, we have financed our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock on March 27, 2000. We will receive product revenues only if we complete clinical trials with respect to one or more products, receive regulatory approvals and successfully commercialize such products.

WE MAY BE FORCED TO RAISE CAPITAL SOONER THAN CURRENTLY ANTICIPATED AND IF WE FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO DEVELOP OUR DRUG CANDIDATES AND MAY HAVE TO CEASE OPERATIONS.

We believe that our current cash balances and cash equivalents of approximately $76.0 million, short-term investments of approximately $8.2 million and long-term investments of approximately $25.7 million will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong. For the years ended December 31, 1999 and 1998, net cash used for operating activities was $24.7 million and $9.3 million, respectively. For the six months ended June 30, 2000, net cash used for operating activities was $24.5 million. Our future liquidity and capital requirements will depend on many factors, including the timing, cost, extent and results of clinical trials, payments associated with manufacturing scale-up, the costs and timing of regulatory approvals, costs associated with researching drug candidates, securing in-licensing opportunities and conducting pre-clinical research.

Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, drug candidates or marketing territories. We believe that additional financing may be required in the future to fund our operations. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay some or all of our product development efforts or be forced to cease operations.

WE DEPEND ON THE OUTCOME OF OUR CLINICAL TRIALS AND IF THEY ARE UNSUCCESSFUL, WE MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS AND GENERATE PRODUCT REVENUE.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical research and clinical trials that our drug candidates are safe and effective for use in humans. We currently have two drug candidates in Phase III clinical trials, Ramoplanin Oral and Protegrin IB-367 Rinse. If either drug candidate fails to establish safety and efficacy in Phase III clinical trials, we would be unable to obtain regulatory approval from the FDA or to commercialize the drug candidate, and we will be unable to generate product revenue from that candidate. Clinical trials are expensive and time-consuming to conduct, and the outcome of these trials is uncertain. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

In addition, if we have delays in clinical trials or the FDA approval process or if we need to perform more or larger clinical trials, our product development costs will increase and our ability to generate product revenue will be delayed.

Our commencement and completion of clinical trials may be delayed by many factors, including:

         - slower than expected rate of patient recruitment;

         - inability to adequately obtain data about patients after their treatment;

         - additional regulatory requests

         - inability to manufacture sufficient quantities of materials used for clinical trials; or

         - unforeseen safety issues

If the delays are substantial, the increase in product development expenses could cause our losses to increase and diminish the commercial potential for our drug products.

IF OUR COLLABORATIVE PARTNERS ASSISTING IN OUR CLINICAL TRIALS FAIL TO APPROPRIATELY MANAGE OUR CLINICAL TRIALS, THE TRIALS COULD BE DELAYED OR COULD FAIL.

We have limited experience in conducting and managing clinical trials. We rely on several contract research organizations including, PharmaNet, Inc. and Amarex Clinical Research, to assist us in managing and monitoring our clinical trials. The FDA may inspect some of our clinical investigational sites, our collaborative partner's records and our facility and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that the trials were not in compliance, we may be required to repeat the clinical trials. If our contract research organizations fail to perform under our agreements with them, we may face delays in completing our clinical trials or failure of our clinical program.

IF OUR SINGLE-SOURCE THIRD PARTY MANUFACTURERS FAIL TO PRODUCE CLINICAL OR COMMERCIAL QUANTITIES OF OUR DRUG CANDIDATES, WE MAY NOT HAVE SUFFICIENT QUANTITIES OF OUR DRUG CANDIDATES TO MEET DEMAND.

We rely on PolyPeptide Laboratories A/S and Biosearch Italia S.p.A. to manufacture our bulk drug substances on a commercial scale. While we maintain a limited inventory of our drug candidates, we depend on these single-source contract manufacturers to produce each of our products for use in our clinical trials. Our contract manufacturers have no experience in manufacturing Protegrin IB-367 or Ramoplanin in quantities sufficient for commercialization and may have difficulty in scaling up production. If our contract manufacturers are unable or fail to produce the required quantities of our drug candidates for clinical use or commercial sale on a timely basis, at commercially reasonable prices and with sufficient purity, we will not have sufficient quantities of our drug candidates to complete current and future clinical trials, or to meet commercial demand. In addition, we intend to contract with third parties for the manufacture of the final formulation. We cannot guarantee that we will be able to contract with a reliable manufacturer on commercially reasonable terms.

Our third-party manufacturers and we are required to register manufacturing facilities with the FDA and foreign regulatory authorities. If these facilities become unavailable for any reason or if our contract manufacturers fail to comply with the FDA's current good manufacturing practices or if our contract manufacturers terminate their agreements with us, we would have to find an alternative source for manufacturing our drug candidates. There are, on a worldwide basis, a limited number of contract facilities in which our drug candidates can be produced according to current good manufacturing practice regulations. In addition, the manufacturing processes for Protegrin IB-367 and Ramoplanin are extremely complex and proprietary. If we are unable to continue having Protegrin IB-367 or Ramoplanin manufactured by our current contract manufacturers, we do not know if we could engage another contract manufacturer when needed or on acceptable terms, if at all.

IF WE FAIL TO OBTAIN FDA APPROVALS FOR OUR PRODUCTS, WE WILL BE UNABLE TO COMMERCIALIZE OUR DRUG CANDIDATES.

We do not have a drug candidate approved for sale in the U.S. or any foreign market. We must obtain approval from the FDA in order to sell our drug candidates in the U.S. and from foreign regulatory authorities in order to sell our drug candidates in other countries. We must successfully complete our Phase III clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require us to repeat clinical trials as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

         - delay or prevent the successful commercialization of any of our drug candidates;

         - diminish our competitive advantage; and

         - defer or decrease our receipt of revenues or royalties.

The regulatory review and approval process is lengthy, expensive and uncertain. Extensive preclinical and clinical data and supporting information must be submitted to the FDA for each indication to establish safety and effectiveness in order to secure FDA approval. We have limited experience in obtaining such approvals, and cannot be certain when, if ever, we will receive these regulatory approvals.

In addition to initial regulatory approval, our drug candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation. Any approvals, once obtained, may be withdrawn if compliance with regulatory requirements is not maintained or safety problems are identified. Failure to comply with these requirements may subject us to stringent penalties.

DEVELOPMENT AND COMMERCIALIZATION OF COMPETITIVE PRODUCTS COULD REDUCE OR PREVENT SALES OF OUR PRODUCTS AND REDUCE REVENUE.

We may be unable to compete successfully if other companies develop and commercialize competitive products that are less expensive, more effective, have fewer side effects or are easier to administer than our drug candidates. If we are unable to compete successfully with our drug candidates, physicians may not recommend and patients may not buy our drugs that would cause our product revenue to decline.

There are several drugs under development that might compete with Ramoplanin Oral and Protegrin IB-367 Rinse. To the best of our knowledge, there are no direct competitors approved or under development for the prevention of VRE bloodstream infections. However, there are two approved products for the treatment of VRE infections, Synercid-Registered Trademark-, and Zyvox-Registered Trademark-. For oral mucositis, there is one approved device, Radiacare-Registered Trademark-, and several drugs in early stage clinical trials. These include two growth factors, keratinocyte growth factor and interleukin-11, as well as a chemoprotective agent, Ethyol-Registered Trademark-. The companies sponsoring these trials have successfully commercialized products in the past. In addition, there may be products under development of which we are unaware for the prevention of VRE bloodstream infections or the treatment of oral mucositis.

Many of our competitors and related private and public research and academic institutions have substantially greater experience, financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We also compete with these organizations and other companies for in-licensing opportunities for future drug candidates, and for attracting scientific and management personnel.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO SELL OUR PRODUCTS OR TO COMPETE EFFECTIVELY.

We rely on a combination of patents, trade secrets and contractual provisions to protect our intellectual property. If we fail to adequately protect our intellectual property, other companies or individuals may prevent us from selling our products or may develop competing products based on our technology. Our success depends in part on our ability to:

         - obtain patents;

         - protect trade secrets;

         - operate without infringing upon the proprietary rights of others; and

         - prevent others from infringing on our proprietary rights.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. For example, we own or have rights to 7 patents and 2 pending patent applications in the U.S. However, the patent position of biopharmaceutical companies involves complex legal and factual questions. We cannot predict the enforceability or scope of any issued patents or those that may issue in the future. Patents, if issued, may be challenged, invalidated or circumvented. Consequently, if any patents that we own or license from third parties do not provide sufficient protection, our competitive position would be weakened. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. In addition, we may not be issued patents for our pending patent applications, those we may file in the future, or those we may license from third parties.

In addition to patents, we rely on trade secrets and proprietary know-how. Our contract manufacturers perform the manufacturing processes covered by these trade secrets. Accordingly, our contract manufacturers and we must maintain confidentiality. We have confidentiality and proprietary information agreements with our contract manufacturers and with our employees. These agreements may not provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of confidential and proprietary information.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION THAT COULD BE COSTLY AND TIME-CONSUMING.

The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. Although we are not currently a party to any lawsuits, third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. The defense and prosecution of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the U.S. and internationally are costly and time-consuming to pursue and their outcome is uncertain. If we become involved in any of these proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may result in the invalidation of our patents subject us to significant liabilities or require us to seek licenses that may not be available from third parties on satisfactory terms, or at all. Our stock price could decline based on any public announcements related to litigation or interference proceedings initiated or threatened against us.

IF PHYSICIANS AND PATIENTS DO NOT ACCEPT OUR PRODUCTS, WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUE, IF ANY.

Our drug candidates may not gain market acceptance among physicians, patients, and the medical community. If any of our drug candidates fail to achieve market acceptance, we may be unable to successfully market and sell the product, which would limit our ability to generate revenue. The degree of market acceptance of any drug candidate depends on a number of factors, including:

         - demonstration of clinical efficacy and safety;

         - cost-effectiveness;

         - convenience and ease of administration;

         - potential advantage over alternative treatment methods; and

         - marketing and distribution support.

Currently, we have two drug candidates in phase III clinical trials and do not have any drug candidate approved by the FDA. Physicians will not recommend our products until such time as clinical data or other factors demonstrate the safety and efficacy of our drugs as compared to other treatments. In practice, competitors may be more effective in marketing their drugs. Even if the clinical safety and efficacy of our antibiotic products is established, physicians may elect not to recommend products. For example, physicians may be reluctant to prescribe widespread use of our products because of concern about developing bacterial strains that are resistant to our drugs.

IF WE ARE UNABLE TO ESTABLISH SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR ENTER INTO AGREEMENTS WITH THIRD PARTIES TO PERFORM THESE SERVICES, WE WILL BE UNABLE TO COMMERCIALIZE OUR DRUG PRODUCTS.

We do not currently have marketing, sales or distribution capabilities. For our initial products, Ramoplanin Oral and IB-367 Rinse, we intend to establish a direct marketing and sales force in the U.S. and Canada. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, we would be unable to commercialize these drug products. We must develop a marketing and sales force with technical expertise and distribution capabilities to market any of our products directly. We intend to enter into arrangements with third parties to market and sell most of our products outside of the U.S. and Canada. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will be lower than if we marketed the products directly.

THE FAILURE TO RECRUIT AND RETAIN KEY PERSONNEL MAY DELAY OUR ABILITY TO COMPLETE, DEVELOP AND COMMERCIALIZE RAMOPLANIN, PROTEGRIN IB-367 RINSE AND OUR EARLIER STAGE PRODUCTS.

We are highly dependent on our management and technical staff. Competition for personnel is intense. If we lose the services of any of our senior management, we may be delayed in our product development and commercialization efforts. We do not maintain key person life insurance and do not have employment agreements with our management and technical staff. In order to pursue product development, marketing and commercialization plans, we will need to hire additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

In addition, we rely on consultants to assist us in formulating our research and clinical development strategy. All of our consultants are employed by other entities. They may have commitments to, or relationships with, other entities that may limit their availability to us. The loss of the services of these personnel may delay our research and development efforts.

DIRECTORS, EXECUTIVE OFFICERS, PRINCIPAL STOCKHOLDERS AND AFFILIATED ENTITIES OWN A SIGNIFICANT PORTION OF OUR CAPITAL STOCK AND WILL HAVE SUBSTANTIAL CONTROL OVER OUR ACTIVITIES.

Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 50% of our outstanding common stock. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

ANTITAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW MAY MAKE AN ACQUISITION OF US MORE DIFFICULT.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

These provisions:

         - provide for a classified board of directors of which approximately one third of the directors will be elected each year;

         - allow the authorized number of directors to be changed only by resolution of the board of directors;

         - require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

         - establish advance notice requirements for nominations to the board of directors or for proposals that can be acted on at stockholder meetings; and

         - limit who may call stockholder meetings.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law which may prohibit large stockholders from consummating a merger with or acquisition of us. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our common stock.

OUR STOCK PRICE MAY BE VOLATILE, AND THE VALUE OF YOUR INVESTMENT MAY DECLINE.

The market prices for securities of biotechnology companies in general have been highly volatile and our stock may be subject to volatility. The following factors, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock:

         - announcements of technological innovations or new commercial products by our competitors or us;

         - developments concerning proprietary rights;

         - publicity regarding actual or perceived adverse events in our clinical trials or relating to products under development by our competitors;

         - regulatory developments in the U.S. or foreign countries;

         - litigation;

         - significant short selling in our common stock;

         - economic and other external factors; and

         - period-to-period fluctuations in our financial results and changes in analysts' recommendations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

         The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. We own financial instruments that are sensitive to market risks as part of our investment portfolio. To minimize this risk, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper.

                                                                                      Cost           Fair Value
                                 2000              2001              2002             Total        June 30, 2000
                           ---------------  -----------------  ---------------  ---------------  ----------------
Short term investments       $  3,521          $  4,662                 -           $  8,183         $  8,164
Long term investments               -          $ 25,741                 -           $ 25,741         $ 25,748


PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (NO. 333-95461), was declared effective on March 27, 2000. The Company registered 8,625,000 shares and sold 7,500,000 shares of Common Stock at $15.00 for aggregate proceeds of $112.5 million prior to deducting underwriting discounts, commissions and offering expenses.

         The Company incurred related offering costs of approximately $0.2 million and $8.9 million in the three and six month periods ended June 30, 2000, respectively, of which $7.9 million represented underwriting discounts and commissions. All initial public offering costs were direct or indirect payments to others. The net offering proceeds to the Company after all expenses were approximately $103.6 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  Number            Exhibit Description
                  ------            -------------------
                  27.1              Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file a report on Form 8-K during the quarter ended June 30, 2000.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IntraBiotics Pharmaceuticals, Inc.


                                            /s/ Kenneth J. Kelley
                                            ---------------------------
                  August 8, 2000            Kenneth J. Kelley
                                            President and Chief Executive



                                            /s/ Russell L. Hughes
                                            ---------------------------
                  August 8, 2000            Russell L. Hughes
                                            Controller