Form 10-Q
period 2000-09-30
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2000-11-07
CIK 1103390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   {X} Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      or

   {  }           Transition report pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934

                        For the transition period from ___ to ___

                         COMMISSION FILE NUMBER 0-29993

                       INTRABIOTICS PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                       94-3200380
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)

       1255 TERRA BELLA, MT. VIEW, CA                          94043
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

                       Yes [X]          No [ ]


There were 29,094,072 shares of the Company's Common Stock, par value $.001, outstanding on October 31, 2000.

                       INTRABIOTICS PHARMACEUTICALS, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



PART I.                          FINANCIAL INFORMATION                                          PAGE NO.
                                                                                               --------
Item 1.  Financial Statements:

         Condensed Balance Sheets as of September 30, 2000 and December 31, 1999...................3

         Condensed Statements of Operations for the Three and Nine Month Periods
          Ended September 30, 2000 and September 30, 1999..........................................4

         Statements of Cash Flows for the Nine Months Ended
         September 30, 2000 and September 30, 1999.................................................5

         Notes to Condensed Financial Statements...................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations................................................................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................17

PART II                         OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds................................................18

Item 6.  Exhibits and Reports on Form 8-K.........................................................18

SIGNATURES........................................................................................19


                         INTRABIOTICS PHARMACEUTICALS, INC.
                             CONDENSED BALANCE SHEETS
                                   (IN THOUSANDS)

                                    (UNAUDITED)

                                                                                  SEPTEMBER 30,              DECEMBER 31,
                                                                                      2000                       1999
                                                                               --------------------       --------------------
  ASSETS                                                                                                        (Note 1)
  Current assets:
     Cash and cash equivalents, including restricted deposits                            $  47,422                   $ 18,862
     Short-term investments                                                                 54,600                     12,567
     Other current assets, including prepayments and deposits                                8,831                        633

                                                                               --------------------       --------------------
        Total current assets                                                               110,853                     32,062


  Property, plant, and equipment, net                                                        6,764                      3,828

  Other assets                                                                                  67                         68

                                                                               --------------------       --------------------
        Total assets                                                                     $ 117,684                   $ 35,958
                                                                               ====================       ====================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                                    $   2,483                   $  2,295
     Accrued clinical costs                                                                  2,248                        916
     Other accrued liabilities                                                               1,568                        535
     Amount payable to contract partner                                                          -                      1,677
     Current financing obligations                                                           2,320                        896

                                                                               --------------------       --------------------
         Total current liabilities                                                           8,619                      6,319

  Long-term financing obligations                                                            5,630                      1,725

  STOCKHOLDERS EQUITY:
  Preferred stock                                                                                -                     79,609
  Common stock                                                                                  29                          1
  Additional paid-in capital                                                               199,738                     13,828
  Deferred stock compensation                                                              (12,913)                   (12,650)
  Accumulated deficit                                                                      (83,419)                   (52,874)

                                                                               --------------------       --------------------
        Total stockholders' equity                                                         103,435                     27,914

                                                                               --------------------       --------------------
        Total liabilities and stockholders' equity                                       $ 117,684                   $ 35,958
                                                                               ====================       ====================


                              See accompanying notes.

                       INTRABIOTICS PHARMACEUTICALS, INC
                       CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                       ------------------------------     ------------------------

                                                           2000             1999          2000           1999
                                                       ----------        ----------     ---------      ---------
 Contract revenue                                      $      -       $    1,726        $     -        $   5,222

 Operating expenses:
    Research and development                             10,357            5,733         26,389           17,953
    General and administrative                            3,153            1,460          7,937            3,702
                                                       ----------        ----------     ---------      ---------
       Total operating expenses                          13,510            7,193         34,326           21,655
                                                       ----------        ----------     ---------      ---------
       Operating loss                                   (13,510)          (5,467)       (34,326)         (16,433)

    Interest income                                       1,805              264          4,139              894
    Interest expense                                       (120)             (75)          (358)            (155)

                                                       ----------        ----------     ---------      ---------
       Net loss                                       $ (11,825)        $ (5,278)     $ (30,545)       $ (15,694)
                                                       ==========        ==========     =========      =========

 Basic and diluted net loss per share                   $ (0.41)         $ (5.01)       $ (1.15)        $ (15.16)
                                                       ==========        ==========     =========      =========
 Shares used to compute basic and diluted net
     loss per share                                      29,051            1,053         26,582            1,035
                                                       ==========        ==========     =========      =========
 Pro forma basic and diluted net loss per share                          $ (0.30)                        $ (0.89)
                                                                         ==========                    =========
 Shares used to compute pro forma basic and diluted net
      loss per share                                                      17,670                          17,605
                                                                         ==========                    =========

                            See accompanying notes.

                       INTRABIOTICS PHARMACEUTICALS, INC.
                         STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)

                                (UNAUDITED)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ---------------------------------------------
                                                                                              2000                      1999
                                                                               -------------------        ------------------
OPERATING ACTIVITIES
Net loss                                                                                 $(30,545)                 $(15,694)

Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                                          1,120                       583
     Amortization of deferred stock compensation                                            2,381                       483

     Change in assets and liabilities
          Other current assets                                                             (8,198)                     (745)
          Accounts payable                                                                    188                    (1,072)
          Accrued clinical costs                                                            1,332                      (126)
          Other accrued liabilities                                                         1,033                    (2,135)
          Amount payable to contract partner                                               (1,677)                        -
          Deferred revenue                                                                      -                     4,024
                                                                               -------------------        ------------------
Net cash used in operating activities                                                     (34,366)                  (14,682)

INVESTING ACTIVITIES
    Capital expenditures                                                                   (4,055)                   (1,870)
    Purchase of long-term investments                                                           -                    (4,281)
    Purchase of short-term investments                                                    (51,098)                        -
    Maturities of short-term investments                                                    9,065                         -
                                                                               -------------------        ------------------
Net cash used for investing activities                                                    (46,088)                   (6,151)

FINANCING ACTIVITIES
     Proceeds from issuance of preferred stock                                                  -                     2,580
     Proceeds from issuance of common stock                                               103,685                        23
     Proceeds from financing obligations                                                    6,083                     2,011
     Payments on financing obligations                                                       (754)                     (525)
                                                                               -------------------        ------------------
Net cash provided by financing activities                                                 109,014                     4,089

                                                                               -------------------        ------------------
Net increase (decrease) in cash and cash equivalents                                       28,560                   (16,744)

Cash and cash equivalents at beginning of period                                           18,862                    29,869
                                                                               -------------------        ------------------
Cash and cash equivalents at end of period                                               $ 47,422                  $ 13,125
                                                                               ===================        ==================

Supplemental disclosure of cash flow information
     Interest Paid                                                                          $ 302                     $ 155
                                                                               ===================        ==================

Supplemental disclosure of non-cash information
     Conversion of preferred stock to common stock                                       $ 79,609                  $      -
                                                                               ===================        ==================
     Deferred Compensation                                                               $  2,644                  $  8,461
                                                                               ===================        ==================


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

         Certain information and footnote disclosures normally included in the Company's annual audited financial statements (as required by generally accepted accounting principles) have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial position at September 30, 2000 and the results for the interim periods ended September 30, 2000 and 1999.

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

         Comprehensive loss is primarily comprised of net unrealized gains or losses on available-for-sale securities. There is no material difference between the reported net loss and the comprehensive loss for all periods presented.

         In March 2000, the FASB issued No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25," which contains rules to clarify the applications of APB 25. The Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's operation results or financial position.

Note 2. Lease Commitments and Equipment Financing Arrangements

         On February 7, 2000, the Company entered into an operating lease agreement for two new facilities commencing on May 1, 2000 and expiring on April 30, 2011. Under this agreement, the Company took possession of the first facility on May 1, 2000 and will take possession of the second facility on May 1, 2001. The Company has made available a letter of credit of $1,000,000 and will make available an additional letter of credit of $600,000 prior to May 2001 in connection with this lease agreement.

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

         In August 1999, the Company entered into a term loan agreement with Silicon Valley Bank for $5,000,000. The loan agreement has a revolving draw period expiring in August 2000, and bears interest at 9.55%. Interest-only payments are due until August 2000, and thereafter principal and interest is payable over four years. The term loan also includes various financial covenants and a restriction on paying dividends. In August 2000, $5,000,000 was drawn under this financing arrangement.

Note 3. Cash, Cash Equivalents and Short-term Investments

         The Company invests its excess cash in short-term money market funds and commercial paper. The following is a summary of the Company's cash, cash equivalents and investments by major security type at amortized cost, which approximates fair value:

                                                           SEPTEMBER 30,       DECEMBER 31,
                                                             2000                  1999
                                                       ------------------     ----------------
                                                                     (IN THOUSANDS)

                                                                      (UNAUDITED)
Operating cash                                                  $  1,239              $   235
Money market                                                      44,818               18,266
Certificates of deposit                                            1,365                  361
Commercial paper                                                  54,600               12,567
                                                       ------------------     ----------------
                                                                $102,022              $31,429
                                                       ==================     ================



Amounts included in cash and cash equivalents                   $ 47,422              $18,862
Amounts included in short-term investments                        54,600               12,567
                                                       ------------------     ----------------
                                                                $102,022              $31,429
                                                       ==================     ================



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

         The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):


                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                     ---------------------------    ---------------------------
                                                                         2000            1999          2000            1999
                                                                     -----------      ----------    ----------      -----------
                                                                              (UNAUDITED)                  (UNAUDITED)
Basic and diluted:
     Net loss                                                          $ (11,825)      $ (5,278)     $ (30,545)       $ (15,694)
                                                                     ============     ==========    ===========     ============
     Weighted-average shares used in computing basic and
         diluted net loss per share                                       29,051          1,053         26,582            1,035
                                                                     ============     ==========    ===========     ============
Basic and diluted net loss per share                                     $ (0.41)       $ (5.01)       $ (1.15)        $ (15.16)
                                                                     ============     ==========    ===========     ============
Pro forma basic and diluted:
     Shares used above                                                    29,051          1,053         26,582            1,035
     Pro forma adjustment to reflect weighted-average effect
         of conversion of preferred stock from the date of
         issuance                                                              -         16,617              -           16,570
                                                                     ============     ==========    ===========     ============
Total weighted-average shares of common stock outstanding                 29,051         17,670         26,582           17,605
                                                                     ============     ==========    ===========     ============
Pro forma basic and diluted net loss per share                           $ (0.41)       $ (0.30)       $ (1.15)         $ (0.89)
                                                                     ============     ==========    ===========     ============



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

OVERVIEW

         IntraBiotics Pharmaceuticals, Inc. develops and intends to commercialize new antibacterial and antifungal drugs for the prevention or treatment of serious infectious diseases. We have initiated expanded human clinical trials to test for efficacy and safety, known as phase III trials, for our two lead product candidates. These are Protegrin IB-367 Rinse for the treatment of oral mucositis, a side effect of anti-cancer therapies, and Ramoplanin Oral for the prevention of infections due to Vancomycin-Resistant Enterococci, or VRE. We are currently enrolling patients in two phase III trials for Protegrin IB-367 Rinse for patients undergoing chemotherapy or radiotherapy and one phase III trial for Ramoplanin Oral. We previously obtained statistically significant data from human clinical trials that test for preliminary safety and efficacy, known as phase II trials, that indicate each of these products was well tolerated and support further efficacy trials. We completed human clinical trials that test for preliminary safety, known as phase I trials, for Protegrin IB-367 Aerosol in cystic fibrosis patients that support further efficacy trials. We are enrolling patients in a phase I trial to study the safety of Protegrin IB-367 Rinse in patients on mechanical ventilators. Finally, we have three ongoing research projects and are in the process of evaluating the in-licensing of additional research projects.

         We have incurred significant losses since inception and expect to incur substantial losses for the foreseeable future, primarily due to the expansion of our research and development programs. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 2000, the Company's accumulated deficit was approximately $83.4 million.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

         IntraBiotics had no product sales or contract revenue for the three and nine month periods ended September 30, 2000 compared to $1.7 million and $5.2 million of contract revenue for the same periods of 1999. Revenue in 1999 was generated under a prior agreement with Pharmacia and Upjohn S.p.A., which terminated in July 1999. We will not recognize any additional revenue under this agreement. The Company does not anticipate any product revenue in the near future.

         Research and development expenses increased to $10.4 million and $26.4 million in the three and nine month periods ended September 30, 2000 from $5.7 million and $18.0 million for the same periods in 1999. The increase was attributable to higher personnel and payroll expenses, development milestone fees, clinical trial activity and consulting expenses. We expect research and development expenses to increase as we continue to expand our research and development programs.

         General and administrative expenses increased to $3.2 million and $7.9 million in the three and nine month periods ended September 30, 2000 from $1.5 million and $3.7 million for the same periods in 1999. The increase was primarily attributed to increased personnel and payroll expenses, consulting, legal, professional, travel and other expenses associated with increased business development activities. We expect general and administrative expenses to increase due to growth in business activities.

         In connection with the grant of certain stock options to employees, the Company recorded no deferred compensation in the three months ended September 30, 2000 and deferred compensation of $2.6 million in the nine month period ended September 30, 2000 compared to $5.1 million and $8.5 million for the same periods in 1999. Deferred compensation represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options.

         We expensed $794,000 and $2.4 million of deferred compensation during the three and nine month periods ended September 30, 2000, respectively, compared to $258,000 and $483,000 of deferred compensation for the same periods in 1999. The research and development deferred compensation amortization expense in the three and nine month periods ended September 30, 2000 was $460,000 and $1.4 million, up from $166,000 and $331,000 for the same periods in 1999. The general and administrative deferred compensation amortization expense in the three and nine month periods ended September 30, 2000 was $334,000 and $1.0 million, up from $92,000 and $153,000 for the same periods in 1999.

         Interest income increased to $1.8 million and $4.1 million in the three and nine month periods ended September 30, 2000 from $264,000 and $894,000 for the same periods in 1999. The increase in interest income resulted from the increase in average cash and investment balances primarily due to the Company's prior financing activities. Interest expense increased to $120,000 and $358,000 for the three and nine month periods ended September 30, 2000, from $75,000 and $155,000 for the same periods in 1999. The increase was primarily attributed to additional equipment financing.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the initial public offering, IntraBiotics financed its operations primarily through the private placement of convertible preferred stock and capital leases. On March 27, 2000, we completed our initial public offering of common stock in which we sold 7,500,000 shares of common stock at a price of $15.00 per share. Net proceeds to the Company were approximately $103.6 million.

         At September 30, 2000, we had cash, cash equivalents and short term investments of $102.0 million including restricted deposits of approximately $1.4 million in connection with standby letters of credit for leased facilities and short-term investments of $54.6 million. The Company regularly invests excess funds in short-term money market funds and commercial paper.

         Net cash used in operating activities for the nine month period ended September 30, 2000 and 1999 was $34.4 million and $14.7 million, respectively. Cash used in operating activities in each period was primarily the result of net losses, increased prepaid expenses primarily for clinical trials and changes to accounts payable, accrued liabilities, clinical costs, amount payable to contract partner and deferred revenue.

         Net cash used by investing activities for the nine month period ended September 30, 2000 and 1999 was $46.1 million and $6.2 million, respectively. Cash used by investing activities in the nine month period ended September 30, 2000 was primarily due to the increase of short term investments of $51.1 million. During the nine months ended September 30, 2000, the Company used cash to purchase equipment of $1.8 million and leasehold improvements for new facilities of $2.3 million. Cash used in investing activities in the nine month period ended September 30, 1999 was due to the purchase of equipment of $1.9 million.

         Net cash provided by financing activities for the nine month period ended September 30, 2000 and 1999 was $109.0 million and $4.1 million, respectively. Cash provided by financing activities for the nine month period ended September 30, 2000 was due to proceeds from the issuance of common stock, including net proceeds of $103.6 million from the initial public offering, and proceeds of $6.1 million from equipment lease financing arrangements, partially offset by payments on these obligations.

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

RISKS RELATED TO OUR BUSINESS

WE EXPECT TO CONTINUE TO INCUR FUTURE OPERATING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

         We have never generated revenue from product sales and have incurred significant net losses in each year since inception. We incurred net losses of $4.1 million in 1997, $17.4 million in 1998, $23.1 million in 1999 and $30.5 million for the nine month period ended September 30, 2000. As of September 30, 2000, our accumulated deficit was approximately $83.4 million. We expect to continue to incur substantial additional losses for the foreseeable future primarily as a result of increases in clinical trial expense costs, and we may never become profitable. In addition, we expect increases in pre-clinical research to identify new product candidates and manufacturing and development costs to commercialize Ramoplanin and Protegrin IB-367 Rinse, our lead product candidates. To date, we have financed our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock on March 27, 2000. We will receive product revenues only if we complete clinical trials with respect to one or more products, receive regulatory approvals and successfully commercialize such products.

WE MAY BE FORCED TO RAISE CAPITAL SOONER THAN CURRENTLY ANTICIPATED AND IF WE FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO DEVELOP OUR DRUG CANDIDATES AND MAY HAVE TO CEASE OPERATIONS.

         We believe that our current cash balances and cash equivalents of approximately $47.4 million, short-term investments of approximately $54.6 million and interest income will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong. For the years ended December 31, 1999 and 1998, net cash used for operating activities was $24.7 million and $9.3 million, respectively. For the nine months ended September 30, 2000, net cash used for operating activities was $34.4 million. Our future liquidity and capital requirements will depend on many factors, including the timing, cost, extent and results of clinical trials, payments associated with manufacturing scale-up, the costs and timing of regulatory approvals, costs associated with researching drug candidates, securing in-licensing opportunities and conducting pre-clinical research.

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

                  - additional regulatory requests;

                  - inability to manufacture sufficient quantities of materials used for clinical trials; or

                  - unforeseen safety issues.

         If the delays are substantial, the increase in product development expenses could cause our losses to increase and diminish the commercial potential for our drug products.

IF OUR COLLABORATIVE PARTNERS ASSISTING IN OUR CLINICAL TRIALS FAIL TO APPROPRIATELY MANAGE OUR CLINICAL TRIALS, THE TRIALS COULD BE DELAYED OR COULD FAIL.

         We have limited experience in conducting and managing clinical trials. We rely on several contract research organizations, including PharmaNet, Inc. and Amarex Clinical Research, to assist us in managing and monitoring our clinical trials. The FDA may inspect some of our clinical investigational sites, our collaborative partner's records and our facility and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that the trials were not in compliance, we may be required to repeat the clinical trials. If our contract research organizations fail to perform under our agreements with them, we may face delays in completing our clinical trials or failure of our clinical program.

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

DEVELOPMENT AND COMMERCIALIZATION OF COMPETITIVE PRODUCTS COULD REDUCE OR PREVENT SALES OF OUR PRODUCTS AND REDUCE REVENUE.

         We may be unable to compete successfully if other companies develop and commercialize competitive products that are less expensive, more effective, have fewer side effects or are easier to administer than our drug candidates. If we are unable to compete successfully with our drug candidates, physicians may not recommend and patients may not buy our drugs which would cause our product revenue to decline.

         There are several drugs under development that might compete with Ramoplanin Oral and Protegrin IB-367 Rinse. To the best of our knowledge, there are no direct competitors approved or under development for the prevention of VRE bloodstream infections. However, there are two approved products for the treatment of VRE infections, Synercid-Registered Trademark- and Zyvox-Registered Trademark-. For oral mucositis, there is one approved device, Radiacare-Registered Trademark-, and several drugs in early stage clinical trials. These include two growth factors, keratinocyte growth factor and interleukin-11, as well as a chemoprotective agent, Ethyol-Registered Trademark-. The companies sponsoring these trials have successfully commercialized products in the past. In addition, there may be products under development of which we are unaware for the prevention of VRE bloodstream infections or the treatment of oral mucositis.

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

         We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. For example, we own or have rights to seven patents and two pending patent applications in the U.S. However, the patent position of biopharmaceutical companies involves complex legal and factual questions. We cannot predict the enforceability or scope of any issued patents or those that may issue in the future. Patents, if issued, may be challenged, invalidated or circumvented. Consequently, if any patents that we own or license from third parties do not provide sufficient protection, our competitive position would be weakened. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. In addition, we may not be issued patents for our pending patent applications, those we may file in the future, or those we may license from third parties.

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

         We do not currently have marketing, sales or distribution capabilities. For our initial products, Ramoplanin Oral and Protegrin IB-367 Rinse, we intend to establish a direct marketing and sales force in the U.S. and Canada. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, we would be unable to commercialize these drug products. We must develop a marketing and sales force with technical expertise and distribution capabilities to market any of our products directly. We intend to enter into arrangements with third parties to market and sell most of our products outside of the U.S. and Canada. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will be lower than if we marketed the products directly.

THE FAILURE TO RECRUIT AND RETAIN KEY PERSONNEL MAY DELAY OUR ABILITY TO COMPLETE, DEVELOP AND COMMERCIALIZE RAMOPLANIN ORAL, PROTEGRIN IB-367 RINSE AND OUR EARLIER STAGE PRODUCTS.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

         The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. We own financial instruments that are sensitive to market risks as part of our investment portfolio. To minimize this risk, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and commercial paper.

PART II OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company's Registration Statement, on Form S-1, filed under the Securities Act of 1933 (No. 333-95461), was declared effective on March 27, 2000. The Company registered 8,625,000 shares and sold 7,500,000 shares of Common Stock at $15.00 for aggregate proceeds of $112.5 million prior to deducting underwriting discounts, commissions and offering expenses.

         The Company incurred related offering costs of approximately $8.9 million in the nine month periods ended September 30, 2000, respectively, of which $7.9 million represented underwriting discounts and commissions. All initial public offering costs were direct or indirect payments to others. The net offering proceeds to the Company after all expenses were approximately $103.6 million.

         We intend to use the net proceeds for funding clinical trials, the development and scale up of manufacturing processes by our contract manufacturers, other research and development activities, working capital and other general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)      List of Exhibits

              NUMBER            EXHIBIT DESCRIPTION
              ------            --------------------
              27.1              Financial Data Schedule

     (b)      Reports on Form 8-K

         The Company did not file a report on Form 8-K during the quarter ended September 30, 2000.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IntraBiotics Pharmaceuticals, Inc.


                                             /s/ KENNETH J. KELLEY
                 November 7, 2000            ----------------------------------
                                             Kenneth J. Kelley
                                             President and Chief Executive


                                             /s/ RUSSELL L. HUGHES
                 November 7, 2000            ----------------------------------
                                             Russell L. Hughes
                                             Controller