Form 10-K405
period 2000-12-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2001-03-23
CIK 1103390

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-29993

INTRABIOTICS PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3200380 (IRS Employer Identification No.)
2021 Stierlin Court, Mountain View, CA (Address of principal executive offices)	94043 (Zip code)

Registrant's telephone number, including area code: (650) 526-6800

Securities registered under Section 12(b) of the Exchange Act:
 None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. /x/

    The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, as of March 5, 2001 was 29,258,392 shares. The aggregate market value of the Common Stock, held by non-affiliates of the registrant, based on the closing price on March 5, 2001 as reported by the Nasdaq National Market was approximately $135,320,000.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III—Portions of the registrant's definitive proxy statement to issued in conjunction with the registrant's annual stockholders meeting to be held on June 1, 2001 are incorporated by reference into this Form 10-K.

PART I

    This report contains forward-looking statements. These forward-looking statements are based on our current expectations about our business and industry, and include, but are not limited to, statements and concerns about plans to: continue development of our current product candidates; conduct clinical trials with respect to product candidates; seek regulatory approvals; address certain markets; engage third party manufacturers to supply our commercial requirements; market, sell and distribute our products; and evaluate additional product candidates for subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms and other comparable terminology. These statements involve known and unknown risk and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business", "Risks Related to Our Business" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Item 1. Business

BUSINESS

    IntraBiotics develops and intends to commercialize novel antibacterial and antifungal drugs for the prevention or treatment of serious infectious diseases. Our clinical and development programs focus on solving medical problems for patients who currently have few or no satisfactory alternatives. Because our drug candidates use novel mechanisms of action to kill bacteria or fungi, we expect them to be particularly useful in fighting microorganisms that are resistant to currently available antibiotics. The incidence of multi-drug resistant bacterial infections is increasing throughout the world, a problem referred to as the antibiotics crisis. As a result, there is a critical need for new and effective antibiotic drug therapies.

    Our current product portfolio includes two phase III clinical programs, one phase II clinical program, three additional early clinical development programs and several drug discovery research and preclinical development projects. Our lead drug candidate, iseganan hydrochloride (HCl) oral solution, previously referred to as Protegrin IB-367, is currently in phase III clinical trials. Iseganan HCl oral solution is being developed to prevent oral mucositis. Oral mucositis is a common debilitating side effect of cancer therapy and is characterized by severe mouth ulcers that often become infected. In addition, we are currently enrolling patients in a phase III clinical program for a second product, ramoplanin oral powder. This drug candidate is being developed to prevent bloodstream infections caused by vancomycin-resistant enterococci (VRE). VRE infections are a particular problem in hospitalized patients, and in many cases prove fatal.

    Our early clinical programs include the development of iseganan HCl oral solution for the prevention of ventilator-associated pneumonia, and the development of iseganan HCl solution for inhalation for the treatment of respiratory infections in patients with Cystic Fibrosis. The next stage of development for these programs would be to start or continue phase II clinical trials. We plan to focus our resources, at this time on the oral mucositis program before expending significant resources on the ventilator-associated pneumonia and respiratory infections in Cystic Fibrosis patients.

Our Development Programs

    Since our inception seven years ago, we have in-licensed multiple antibiotic technologies. These include the Protegrin family from the University of California; ramoplanin from Biosearch Italia S.p.A.;

and antibacterial compounds, the IB-880 series, and antifungal compounds, the IB-863 series, from BioSource Pharm, Inc. From these technologies, we have advanced five product candidates into clinical trials, including two programs that are in phase III clinical trials, one program that has completed phase IIa clinical testing, and two programs that have completed phase I clinical trials. An investigational new drug exemption (IND) has been filed for a sixth clinical program, but this clinical program cannot be initiated until comments from the FDA are addressed.

    The following chart summarizes the status of our current product programs and the territorial rights to each retained by us.

Programs	Intended Clinical Use	Territorial Rights
In Phase III Trials:
Iseganan HCl oral solution (previously known as Protegrin IB-367)	Prevention of oral mucositis	Worldwide
Ramoplanin oral powder	Prevention of VRE bloodstream infections	United States and Canada
Completed Phase IIa Trials:
Iseganan HCl oral solution (previously known as Protegrin IB-367 Gel)	Prevention of ventilator-associated pneumonia	Worldwide
Completed Phase I Trials:
Iseganan HCl solution for inhalation (previously known as Protegrin IB-367 Aerosol)	Treatment of respiratory infections in Cystic Fibrosis patients	Worldwide
Ramoplanin ointment	Eradication of nasal Staphylococus Aureus	United States and Canada
Filed IND: (On clinical hold)
Ramoplanin oral powder	Suppression of gram-positive bacteria in autistic children	United States and Canada
Preclinical Research:
IB-880 Series	Treatment of drug-resistant bacterial infections	Worldwide
IB-863 Series	Treatment of drug-resistant fungal infections	Worldwide

Iseganan HCl Oral Solution for Prevention of Oral Mucositis

    Protegrin IB-367 is a synthetic analog of the Protegrin family of antibiotic peptides found in mammals. Protegrin IB-367 has been recently granted the generic name iseganan hydrochloride (HCI) by the United States Adopted Names Council and by the World Health Organization. Iseganan HCl destroys the cell membranes of bacteria and fungi, thus damaging the structural integrity of the microorganism. Iseganan HCl kills an unusually wide variety of microorganisms, including bacteria and certain fungi, and is effective against many of the serious drug-resistant, disease-causing bacteria.

    We are developing iseganan HCl oral solution for the prevention of oral mucositis. Cancer patients who are undergoing aggressive chemotherapy or radiation treatment will swish iseganan HCl oral solution in their mouths several times per day while undergoing cancer therapy in an attempt to eliminate the bacteria and lessen the severity of the ulcers. We believe iseganan HCl is well suited for the treatment of oral mucositis because it quickly kills the bacteria and fungi found in the mouth.

    In clinical trials, iseganan HCl oral solution has been well tolerated and does not appear to be absorbed into the bloodstream. In January 2001, we completed enrollment in the first of our randomized double blind, placebo-controlled phase III clinical trials to further assess the safety and efficacy of iseganan HCl oral solution in patients receiving chemotherapy. However, we also discovered an error in a computer program used by a subcontractor to randomly dispense drug and placebo during this trial. As a result, the data from some patients may not be interpreted and the study is now powered with an 82% likelihood of showing efficacy, as compared to the 90% likelihood in the planned study design. We anticipate the presentation of results from the phase III oral mucositis trial in chemotherapy patients in the second quarter of 2001. Our second phase III clinical trial evaluating the safety and efficacy of iseganan HCl oral solution for the prevention of oral mucositis in patients receiving radiotherapy for cancer of the head and neck continues to enroll patients.

    In the earlier randomized, double blind, placebo-controlled phase II clinical trial, iseganan HCl oral solution reduced the severity of oral mucositis in patients undergoing chemotherapy. A total of 180 patients were randomized to receive either iseganan HCl oral solution or a placebo six times a day. Iseganan HCl oral solution was found to reduce the severity of oral mucositis by 22% in the 134 evaluable patients, a clinically meaningful reduction. These results were statistically significant with a p-value of less than 0.05. This means that, applying widely used statistical methods, the chance that these results occurred by accident is less than 1 in 20.

    Approximately one half of the patients in this trial started treatment with iseganan HCl oral solution within three days of the start of their chemotherapy. In the group of 76 patients who started treatment early with iseganan HCl oral solution, there was a 40% reduction (p = 0.047) in the severity of oral mucositis, which represents a statistically significant improvement over the patients who were treated with a placebo. In our phase II trial, there were a large number of patients who discontinued the trial early while they still had oral mucositis. They included both patients who were given a placebo as well as those who were given iseganan HCl oral solution. This prevented us from determining the duration of their disease and whether iseganan HCl oral solution was able to reduce the length of time the patients had severe ulcers. In our management of the phase III trial, we have implemented several changes that are designed to improve compliance.

    If our phase III trials are successful, we intend to submit the results to the FDA to support regulatory approval of the product. However, we cannot be certain after further study that iseganan HCl oral solution will prove to be safe or effective in reducing the severity of oral mucositis in cancer patients receiving either chemotherapy or radiotherapy, will receive regulatory approvals, or will be successfully commercialized. The FDA has granted fast track designation for iseganan HCl oral solution for the prevention of oral mucositis associated with radiation and/or chemotherapy. The FDA issues fast-track designation for some drugs under development with the potential to address unmet medical needs for serious, life-threatening conditions. See "Government Regulation" for a discussion of the fast-track designation.

Ramoplanin Oral Powder for Prevention of VRE Infections

    We are developing ramoplanin oral powder to prevent VRE bloodstream infections in hospitalized patients. Initially we will focus on patients undergoing chemotherapy or bone marrow transplants. Ramoplanin is administered as an oral solution to patients known to have VRE bacteria in their intestinal tracts. By killing the intestinal VRE bacteria while the patient undergoes chemotherapy or other procedures that leave the patient at high risk for infection, ramoplanin may reduce the overall number of VRE bloodstream infections.

    Our clinical trials have demonstrated that ramoplanin oral powder can reduce intestinal levels of VRE by at least 99.9% to undetectable levels. In a randomized, double blind, placebo-controlled phase II clinical trial, 18 of the 20 (90%) patients treated with ramoplanin oral powder had no detectable VRE bacteria in their intestines after seven days of treatment. All of the patients treated with placebo had detectable levels of VRE in their intestines after seven days of treatment. The difference between placebo and ramoplanin oral powder was highly statistically significant, with a p-value of less than 0.01. This means that, applying widely used statistical methods, the chance that these results occurred by accident is less than 1 in 100. Ramoplanin oral powder was well tolerated by the subjects, and no serious adverse effects related to ramoplanin were reported.

    In 2000, we started a randomized, double blind, placebo-controlled phase III trial to evaluate ramoplanin's ability to prevent VRE infections in cancer patients undergoing chemotherapy or bone marrow transplantation. In this study, our goal is to demonstrate a reduction in VRE bloodstream infections in patients treated with ramoplanin oral powder, in contrast to the phase II clinical trial that demonstrated a reduction in VRE levels in the intestines. In March 2001, the steering committee for the clinical trial determined that the rate of enrollment in this study has not been sufficiently accelerated and that the study would be delayed a year or more. In addition, we cannot be certain that ramoplanin oral powder will prove to be safe or effective in preventing VRE infections, will receive regulatory approvals, or will be successfully commercialized. If our phase III trial is successful, we will submit the results to the FDA to support regulatory approval of the product. The FDA has granted fast-track designation for ramoplanin oral powder. See "Government Regulation" for a discussion of the fast track designation.

Iseganan HCl Oral Solution for Prevention of Ventilator-Associated Pneumonia

    Iseganan HCl oral solution is also under development as a new drug for prevention of ventilator-associated pneumonia. Phase I and IIa trials of iseganan HCl oral solution in ventilated patients evaluating safety and antimicrobial activity have been completed. Single doses of iseganan HCl were well tolerated, and demonstrated a 100-fold reduction in levels of oral microbial flora in this patient population. A phase IIa study evaluating the safety and antimicrobial efficacy of iseganan HCl oral solution in multiple-day dosing has been completed and demonstrated that iseganan HCl oral solution was well tolerated and provided a significant antimicrobial effect. The results are encouraging and support further development of iseganan oral solution for the prevention of ventilator-associated pneumonia. However, currently, we plan to focus our resources on the oral mucositis program before expending significant resources on the ventilator-associated pneumonia program. We cannot be certain that iseganan HCl oral solution will prove to be safe or effective in the prevention of ventilator- associated pneumonia, will receive regulatory approvals, or will be successfully commercialized.

Iseganan HCl Solution for Inhalation for Treatment of Respiratory Infections

    We believe iseganan HCl, when inhaled into the lung, may be effective in treating respiratory infections in Cystic Fibrosis (CF) patients. Iseganan HCl solution for inhalation is a broad spectrum, rapidly acting antimicrobial agent prepared in a sterile aqueous solution delivered as an aerosolized solution that we believe is well suited for long-term use since no resistance to iseganan HCl has been observed to date.

    Two single and multidose phase I studies of iseganan HCl solution for inhalation have enabled us to establish the dose tolerance and further develop the formulation for this product. These studies also demonstrated that iseganan HCl solution for inhalation was well tolerated when administered to patients with CF. However, currently, we plan focus our resources on the oral mucositis program before expending significant resources on the program for respiratory infections in CF patients. We cannot be certain that iseganan HCl solution for inhalation will prove to be safe or effective in treating respiratory infections, will receive regulatory approvals, or will be successfully commercialized.

Ramoplanin Ointment for the Eradication of Nasal Staphylococcus Aureus

    We have evaluated the safety and efficacy of ramoplanin ointment and other topical formulations for the reduction in nasal carriage of Staphylococcus aureus (S. aureus) in a phase I study. Nasal carriers of S. aureus have an increased risk of developing surgical wound infections. The dosage forms evaluated to date have not demonstrated a sufficient reduction in the S. aureus levels. We continue to evaluate in model laboratory systems new formulations to achieve the targeted reduction. We cannot be certain that topical forms of ramoplanin will prove to be safe or effective in eradication of nasal S. aureus, will receive regulatory approvals, or will be successfully commercialized.

Ramoplanin Oral Powder for the Suppression of Gram-Positive Bacteria in Autistic Children

    In December 2000, we filed a new IND to enable clinical trials of ramoplanin oral powder for the evaluation of safety for the suppression of gram-positive bacteria in autistic children. The FDA placed this IND on clinical hold, meaning that clinical trials cannot be started until their questions are answered. We cannot be certain that ramoplanin oral powder will prove to be safe or effective in suppressing gram-positive bacteria, will be removed from clinical hold, will receive regulatory approvals, or will be successfully commercialized.

Our Preclinical Programs

    Our research focuses on discovering and developing compounds with novel chemical structures and mechanisms of antimicrobial activity against bacteria or fungi. We are also modifying the structure of some existing antibiotics to improve their toxicity and efficacy profiles. We have filed patent applications on these compounds. We currently have two compounds in the preclinical research stage, IB-880 and IB-863.

    We have expanded our drug discovery programs through strategic collaborations. We are collaborating with Diversa Corporation to identify new types of antibiotics and antifungals from collections of chemical compounds. We also have access to another library of natural product compounds through our collaboration with Albany Molecular Research, Inc. (AMRI). Compounds that demonstrate relevant activity will be identified by screening and developed by IntraBiotics for the treatment or prevention of serious bacterial or fungal infections.

Strategic Relationships

Albany Molecular Research, Inc., Albany, New York

    In January 2001, we entered into a renewable, two-year research and technology licensing agreement for the discovery of new anti-infective therapies with AMRI. The agreement provides that AMRI will receive technology access fees, research funding, and success-based milestone payments for each drug discovered during the collaboration and developed by our sublicenses or us. AMRI will also be entitled to royalty payments on any third and subsequent products resulting from the collaboration. In exchange, we will have an exclusive, worldwide license to develop and commercialize drugs that emerge from the collaboration.

Diversa Corporation, San Diego, California

    In January 2001, we entered a strategic drug discovery, development and licensing agreement with Diversa to identify novel types of antimicrobial drugs. Under the terms of this agreement, the companies will collaborate to identify and develop novel drugs derived from Diversa's recombinant natural product libraries that demonstrate antibacterial or antifungal properties. Diversa will receive technology access fees, research support, and success-based milestone payments for each drug developed as well as royalties on any products commercialized under the agreement. In exchange,

IntraBiotics will have an exclusive, worldwide license to any products identified and developed during the collaboration.

Biosearch Italia S.p.A., Gerenzano, Italy

    In May 1998, we entered into a license agreement with Biosearch Italia, S.p.A., under which we have exclusive rights in the United States and Canada to develop and commercialize products containing certain formulations of ramoplanin for the treatment or prevention of human disease. In addition to a licensing fee, we will make payments to Biosearch upon the occurrence of specific development milestones. These milestone and licensing fees would total approximately $12 million if all research and development goals were achieved. We will share clinical data with Biosearch to assist in registration of products containing ramoplanin elsewhere in the world. Biosearch is also responsible for the manufacture of ramoplanin and will receive royalties and a manufacturing margin on our sales of products containing ramoplanin within the United States and Canada. We have rights to manufacture ramoplanin or to transfer manufacturing to third parties in the event that Biosearch ceases or is unable to supply ramoplanin or if Biosearch's supply price for ramoplanin rises above agreed levels. We may terminate the agreement at will with respect to the U.S. or Canada at any time prior to governmental approval.

PolyPeptide Laboratories, A/S, Hillerød, Denmark

    In January 1997, we entered into both a Development Supply Agreement and a Purchase Supply Agreement with PolyPeptide Laboratories, A/S, for the development of manufacturing processes for iseganan HCl and for the clinical and commercial manufacture and supply of iseganan HCl, as a bulk drug substance. Under the Development Supply Agreement, we make payments to PolyPeptide upon achievement of certain development milestones and upon receipt of clinical materials. As of December 31, 2000, these payments totaled $7.5 million. Under the Purchase Supply Agreement, we will pay PolyPeptide for set volumes and at set prices.

    The Development Supply Agreement will terminate after certain files relating to iseganan HCl are ready for submission to the FDA in connection with a new drug application. PolyPeptide is manufacturing iseganan HCl exclusively for us. However, under certain circumstances, we can transfer the manufacturing process to a third party if we choose.

The Regents of the University of California

    In April 1994, we entered a license agreement with The Regents of the University of California, under which we have exclusive rights to develop and commercialize Protegrin-based products. In addition to a licensing fee, we are obligated to make payments to the Regents upon the occurrence of specific development milestones. These milestone payments are anticipated to total $200,000 if all research and development goals are achieved. We will also make royalty payments to the Regents based on sales of Protegrin-based products.

    We may terminate the agreement upon written notice. We are obligated to diligently pursue the development of Protegrin-based products or the Regents may terminate the agreement.

Manufacturing

    We intend to use contract manufacturers to prepare our drugs instead of developing this capability internally. We have contracted for supply of bulk drug substance for our two lead candidates. We have selected contract manufacturers for final formulation for commercialization. By using third-party manufacturers we can leverage their expertise and capital investment.

    We have contracted with Biosearch for the manufacture of ramoplanin. Biosearch uses proprietary fermentation and purification processes to manufacture ramoplanin. Biosearch has improved the fermentation process and full-scale fermentation and purification at the proposed commercial manufacturing site is currently ongoing. In February 2001, Biosearch announced that manufacturing of ramoplanin will be carried out in the biotechnology manufacturing plant of Aventis Bulk, S.p.A. in Brindisi, Italy, over the period 2001-2003 until Biosearch has completed construction of its own production plant. See "Strategic Relationships."

    We have contracted with PolyPeptide for the manufacture of iseganan HCl. PolyPeptide has manufactured the peptide on a pilot scale to our specifications. The manufacturing process was scaled up at the proposed commercial facility in advance of the commencement of our phase III clinical trial. PolyPeptide is an established world leader in peptide manufacturing.

    Biosearch and PolyPeptide are our single-source suppliers of bulk drug substances ramoplanin and iseganan HCl, respectively. We have long-term supply agreements in place and we expect to have sufficient capacity to enable commercialization. If our contract manufacturers are unable or fail to produce the required quantities of our drug candidates for clinical use on a timely basis, at commercially reasonable prices, our current and future clinical trials and our product development efforts will be delayed. If these facilities become unavailable for any reason, if our contract manufacturers fail to comply with the FDA's current good manufacturing practices, or if our contract manufacturers terminate their agreements with us, we would have to find an alternative source for manufacturing our drug candidates. Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. If our contract manufacturers are unable to scale up production to meet our commercial needs, our revenues may be adversely affected.

Intellectual Property

    Pursuant to the agreement relating to Biosearch's manufacture of ramoplanin, we have licensed from Biosearch intellectual property providing United States and Canadian development and marketing rights. This intellectual property consists of trade secret protection of the fermentation and purification process used to make ramoplanin and a U.S. patent expiring in 2007 that covers certain aspects of the fermentation process.

    We own two U.S. patents directed to iseganan HCl, previously referred to as Protegrin IB-367. Together, these patents contain claims to composition of matter, pharmaceutical compositions and methods of use, including the treatment or prevention of oral mucositis. These patents expire in 2015. In addition, we are either the assignee, or the exclusive licensee, from the University of California of six other U.S. patents that cover related Protegrins and their methods of use. International patent applications covering iseganan HCl and the related Protegrins and specific methods of use, including the treatment or prevention of oral mucositis are pending. In addition, we have filed two U.S. patent applications for the IB-863 Series of antifungal compounds, and one U.S. patent application for the IB-880 Series of antibacterial compounds.

    We cannot guarantee that patents will be issued as a result of any patent application or that patents that have issued will be sufficient to protect our technology or products. We cannot predict the enforceability or scope of any issued patent or those that may issue in the future. Moreover, others may independently develop similar technologies or duplicate the technology we have developed. We also rely on trade secrets and proprietary know-how for protection of certain of our intellectual property. We cannot guarantee that our confidentiality agreements provide adequate protection or remedies in the event of unauthorized use or disclosure of our intellectual property. Third parties may assert infringement or other claims against us. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns and if unsuccessful, we may be forced to license the intellectual property or discontinue sales.

Marketing and Sales

    We intend to market and sell our initial products through a direct or contracted sales force in the United States and Canada. We believe that a relatively small sales force of fewer than 100 sales representatives can be used for these products because prescribing decisions will be made by roughly the same group of physicians, primarily oncologists. We plan to begin hiring this sales force upon successful completion of phase III trials. This sales force will initially target the largest 200 hospitals and cancer centers in the United States. We cannot guarantee that we will develop a sales force with the necessary technical expertise and distribution capabilities.

    We are evaluating opportunities to partner with other pharmaceutical companies to develop and commercialize our products for which we have rights abroad. We cannot guarantee that we will successfully develop or commercialize our product candidates, achieve significant market penetration, or generate any revenues from our products.

Competition

    Currently, there is no FDA approved drug for oral mucositis. Ice chips, local painkillers and narcotics are often used to reduce the patient's pain. Doctors routinely prescribe mouthwashes containing traditional antibacterial and antifungal drugs for the treatment of oral mucositis, although most clinical trials have shown that they have suboptimal efficacy.

    There are two additional means of addressing oral mucositis currently under development in the pharmaceutical industry: chemoprotection and growth modulation. Chemoprotection is a strategy to protect the rapidly dividing cells that line the inside of the mouth from the side effects of the chemotherapy so that this protective barrier is not destroyed and microorganisms do not invade the tissue. The growth modulation strategy seeks to reestablish the protective barrier in the mouth to keep microorganisms out of the tissue by encouraging the growth of new cells. These two approaches are currently under development and can be used together with our antibiotic approach. We believe that these therapies may be used in combination.

    There are no products currently approved for the prevention of VRE bloodstream infections. However, two products have been launched for the treatment of VRE bloodstream infections, Synercid® and Zyvox™.

    Our competitors include fully integrated pharmaceutical companies and biotechnology companies. We are aware that several of these companies are actively engaged in research and development in the areas related to cancer therapy and antibiotic development, including some companies that address the same disease indications as we address. Many of these companies have substantially greater experience, financial and other resources than we do. In addition, they may have greater experience in developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We cannot guarantee that we can effectively compete with these other pharmaceutical and biotechnology companies. We believe the principal bases for competition for our drug candidates are effectiveness, price and reimbursement status, ease of administration and side effect profile.

Government Regulation

    Governmental authorities in the U.S. and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, of our products. The FDA regulates drugs, including antibiotics, under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. Failure to comply with the applicable U.S.

requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

    The steps required before a drug may be marketed in the U.S. include:

  •
  submission to the FDA of an investigational new drug exemption for human clinical testing, which must become effective before human clinical trials may commence;

  •
  adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

  •
  submission to the FDA of a new drug application;

  •
  FDA review and approval of the new drug application.

    An investigational new drug exemption will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the investigational new drug exemption. In such a case, the investigational new drug exemption sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an investigational new drug exemption will result in the FDA allowing clinical trials to commence.

    Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. We cannot guarantee that phase I, phase II, or phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

    Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of a new drug application requesting approval to market the product for one or more indications. Before approving a new drug application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless current good manufacturing practices compliance is satisfactory. If the FDA determines the new drug application and the manufacturing facilities are acceptable, the FDA will issue an approval letter. If the FDA determines the new drug application submission or manufacturing facilities are not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the new drug application does not satisfy the regulatory criteria for approval. The testing and approval process requires substantial time, effort, and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

    If regulatory approval is obtained, we will be required to comply with a number of post-approval requirements. For example, as a condition of approval of the new drug application, the FDA may require post marketing testing and surveillance to monitor the drug's safety or efficacy. In addition, holders of an approved new drug application are required to report certain adverse reactions, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to current good manufacturing practices after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with current good manufacturing practices. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with current good manufacturing practices.

    We use and will continue to use third-party manufacturers to produce our products in clinical and commercial quantities, and we cannot be sure that future FDA inspections will not identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product may result in restrictions on a product, manufacturer, or holder of an approved new drug application, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

    The FDA's fast-track program is intended to facilitate the development and expedite the review of drugs intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for such conditions. Under this program, the FDA can, for example, review portions of a new drug application for a fast-track product before the entire application is complete, thus potentially beginning the review process at an earlier time. We have been granted fast-track status for ramoplanin oral powder and iseganan HCl oral solution, and we may seek to have some of our other drug candidates designated as fast-track products, with the goal of reducing the development and review time. We cannot guarantee that the FDA will grant any of our requests for fast-track designation, that any fast-track designation would affect the time of review, or that the FDA will approve the new drug application submitted for any of our drug candidates, whether or not fast-track designation is granted. Additionally, the FDA approval of a fast-track product can include restrictions on the product's use or distribution (such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience). Approval of fast-track products can be conditional with a requirement for additional clinical studies after approval.

    FDA procedures also provide priority review of new drug applications submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis, or prevention of a disease. The FDA is supposed to review new drug applications that are granted priority status more quickly than new drug applications given standard status. FDA's current goal is to act on 90% of priority new drug applications within six months of receipt. We anticipate seeking priority review of iseganan HCl oral solution, and may do so with regard to some of our other drug candidates. We cannot guarantee that the FDA will grant priority review status in any instance, that priority review status would affect the review time, or that the FDA will approve the new drug application submitted for any of our drug candidates, whether or not priority review status is granted.

    Under certain circumstances, the FDA provides periods of marketing exclusivity for new drugs that are the subject of an approved new drug application. Ramoplanin oral powder and iseganan HCl oral solution, if approved, may qualify for marketing exclusivity, which would prevent any competitors from seeking approval of a generic version until five years (four years, in some cases) after approval of our product. We cannot be sure, however, that ramoplanin, iseganan HCl or any of our other products will qualify for marketing exclusivity. Among other reasons, until recently, antibiotics were not able to obtain such exclusivity, and the new law making antibiotics eligible for exclusivity includes a transition provision that could lead the FDA to conclude that certain of our antibiotic products are not eligible for marketing exclusivity. Additionally, even if a product is approved and granted exclusivity, that does not prevent the approval and marketing of competing products.

    Outside the United States, our ability to market our products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all the risks associated with FDA approval described above. The requirements governing conduct of clinical trials and marketing authorization vary widely from country to country.

    Under a new regulatory system in the European Union, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

    We plan to choose the appropriate route of European regulatory filing in an attempt to accomplish the most rapid regulatory approvals. However, the chosen regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. In addition, these approvals, if obtained, may take longer than anticipated. We cannot guarantee that any of our products will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized.

Employees

    As of December 31, 2000, we had 141 full-time employees, 104 of whom were engaged in product development and research activities and 37 of whom were engaged in general and administrative activities. Many of our current employees hold post-graduate degrees, including six M.D. and 27 Ph.D. degrees. Our employees are not represented by a collective bargaining agreement.

RISKS RELATED TO OUR BUSINESS

    Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks that we do not know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the trading price of our common stock could decline.

We expect to continue to incur future operating losses and may never achieve profitability.

    We have never generated revenue from product sales and have incurred significant net losses in each year since inception. We incurred net losses of $17.4 million in 1998, $23.1 million in 1999 and $45.6 million for the year ended December 31, 2000. As of December 31, 2000, our accumulated deficit was approximately $98.5 million. We expect to continue to incur substantial additional losses for the foreseeable future primarily as a result of increases in clinical trial expense costs, and we may never become profitable. In addition, we expect increases in pre-clinical research to identify new product candidates and manufacturing and development costs to commercialize ramoplanin and iseganan HCl oral solution, formerly referred to as Protegrin IB-367 Rinse. To date, we have financed our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock in March 2000. We will receive product revenues only if we complete clinical trials with respect to one or more products, receive regulatory approvals and successfully commercialize such products.

We may be forced to raise capital sooner than currently anticipated and if we fail to obtain the capital necessary to fund our operations, we will be unable to develop our drug candidates and may have to cease operations.

    We believe that our current cash balances and cash equivalents of approximately $39.0 million, short-term investments of approximately $45.7 million and interest income will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong. For the years ended December 31, 2000, 1999 and 1998, net cash used for operating activities was $50.4 million, $25.1 million and $9.3 million, respectively. Our future liquidity and capital requirements will depend on many factors, including the timing, cost, extent and results of clinical trials, payments associated with manufacturing scale-up, the costs and timing of regulatory approvals, costs associated with researching drug candidates, securing in-licensing opportunities and conducting pre-clinical research.

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

    Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical research and clinical trials that our drug candidates are safe and effective for use in humans. We currently have two drug candidates in phase III clinical trials, iseganan HCl oral solution and ramoplanin oral powder. If either drug candidate fails to establish safety and efficacy in phase III clinical trials, we would be unable to obtain regulatory approval from the FDA or to commercialize the drug candidate, and we will be unable to generate product revenue from that candidate. Clinical trials are expensive and time-consuming to conduct, and the outcome of these trials is uncertain. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

    In addition, if we have delays in clinical trials or the FDA approval process or if we need to perform more or larger clinical trials, our product development costs will increase and our ability to generate product revenue will be delayed.

    Our commencement and completion of clinical trials may be delayed by many factors, including:

  •
  slower than expected rate of patient recruitment;

  •
  inability to adequately obtain data about patients after their treatment;

  •
  additional regulatory requests;

  •
  inability to manufacture sufficient quantities of materials used for clinical trials; or

  •
  unforeseen safety issues.

For example, in March 2001, the steering committee for the clinical trial determined that the rate of enrollment in the phase III clinical program for ramoplanin oral powder has not been sufficiently accelerated and that completion of the study would be delayed a year or more.

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

    In January 2001, a computer error on the part of one of our subcontractors led to a dispensing error in both of our phase III clinical trials of iseganan HCl oral solution. As a result of this error, the data from some patients may not be interpreted. The completed phase III study of iseganan HCl oral solution for the prevention of oral mucositis in patients receiving chemotherapy is now powered with an 82% likelihood of showing statistically significant efficacy, as compared to the 90% likelihood in the planned study design. In addition, the FDA might apply different statistical standards to the results of the study due to this dispensing error, which could also cause the trial to fail to achieve statistical significance. The FDA may also request that we conduct another or a supplemental phase III trial.

If our single-source third party manufacturers fail to produce clinical or commercial quantities of our drug candidates, we may not have sufficient quantities of our drug candidates to meet demand.

    We rely on PolyPeptide and Biosearch to manufacture our bulk drug substances on a commercial scale. While we maintain a limited inventory of our drug candidates, we depend on these single-source contract manufacturers to produce each of our products for use in our clinical trials. Our contract manufacturers have limited experience in manufacturing iseganan HCl or ramoplanin in quantities sufficient for commercialization and may have difficulty in scaling up production. If our contract manufacturers are unable or fail to produce the required quantities of our drug candidates for clinical use or commercial sale on a timely basis, at commercially reasonable prices and with sufficient purity, we will not have sufficient quantities of our drug candidates to complete current and future clinical trials, or to meet commercial demand. In addition, we intend to contract with third parties for the manufacture of the final formulation. We cannot guarantee that we will be able to contract with a reliable manufacturer on commercially reasonable terms.

    Our third-party manufacturers and we are required to register manufacturing facilities with the FDA and foreign regulatory authorities. If these facilities become unavailable for any reason or if our contract manufacturers fail to comply with the FDA's current good manufacturing practices or if our contract manufacturers terminate their agreements with us, we would have to find an alternative source for manufacturing our drug candidates. There are, on a worldwide basis, a limited number of contract facilities in which our drug candidates can be produced according to current good manufacturing practice regulations. In addition, the manufacturing processes for iseganan HCl and ramoplanin are extremely complex and proprietary. If we are unable to continue having iseganan HCl or ramoplanin manufactured by our current contract manufacturers, we do not know if we could engage another contract manufacturer when needed or on acceptable terms, if at all.

If we fail to obtain FDA approvals for our products, we will be unable to commercialize our drug candidates.

    We do not have a drug candidate approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our drug candidates in the United States and from foreign regulatory authorities in order to sell our drug candidates in other countries. We must successfully complete our phase III clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require us to repeat clinical trials as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

  •
  delay or prevent the successful commercialization of any of our drug candidates;

  •
  diminish our competitive advantage; and

  •
  defer or decrease our receipt of revenues or royalties.

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

    There are several drugs commercially available or under development that might compete with ramoplanin oral powder and iseganan HCl oral solution. To the best of our knowledge, there are no direct competitors approved or under development for the prevention of VRE bloodstream infections. However, there are two approved products for the treatment of VRE infections, Synercid® and Zyvox™. For oral mucositis, there is one approved device, Radiacare®, and several drugs in early stage clinical trials. These include two growth factors, keratinocyte growth factor and interleukin-11, as well as a chemoprotective agent, Ethyol®. The companies sponsoring these trials have successfully commercialized products in the past. In addition, there may be products under development of which we are unaware for the prevention of VRE bloodstream infections or the treatment of oral mucositis.

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

    We rely on a combination of patents, trade secrets and contractual provisions to protect our intellectual property. If we fail to adequately protect our intellectual property, other companies or individuals may prevent us from selling our products or may develop competing products based on our technology. Our success depends in part on our ability to:

  •
  obtain patents;

  •
  protect trade secrets;

  •
  operate without infringing upon the proprietary rights of others; and

  •
  prevent others from infringing on our proprietary rights.

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

    The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. Although we are not currently a party to any lawsuits, third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. The defense and prosecution of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally are costly and time-consuming to pursue and their outcome is uncertain. If we become involved in any of these proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may result in the invalidation of our patents, subject us to significant liabilities or require us to seek licenses that may not be available from third parties on satisfactory terms, or at all. Our stock price could decline based on any public announcements related to litigation or interference proceedings initiated or threatened against us.

If physicians and patients do not accept our products, we may be unable to generate significant revenue, if any.

    Our drug candidates may not gain market acceptance among physicians, patients and the medical community. If any of our drug candidates fail to achieve market acceptance, we may be unable to successfully market and sell the product, which would limit our ability to generate revenue. The degree of market acceptance of any drug candidate depends on a number of factors, including:

  •
  demonstration of clinical efficacy and safety;

  •
  cost-effectiveness;

  •
  convenience and ease of administration;

  •
  potential advantage over alternative treatment methods; and

  •
  marketing and distribution support.

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

    We do not currently have marketing, sales or distribution capabilities. Initially we intend to establish a direct marketing and sales force in the United States and Canada. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, we would be unable to commercialize these drug products. We must develop a marketing and sales force with technical expertise and distribution capabilities to market any of our products directly. We intend to enter into arrangements with third parties to market and sell most of our products outside of the United States and Canada. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will be lower than if we marketed the products directly.

The failure to recruit and retain key personnel may delay our ability to complete, develop and commercialize iseganan HCl oral solution, ramoplanin oral powder and our earlier stage products.

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

  •
  provide for a classified board of directors of which approximately one third of the directors will be elected each year;

  •
  allow the authorized number of directors to be changed only by resolution of the board of directors;

  •
  require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

  •
  establish advance notice requirements for nominations to the board of directors or for proposals that can be acted on at stockholder meetings; and

  •
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

  •
  announcements of technological innovations or new commercial products by our competitors or us;

  •
  developments concerning proprietary rights;

  •
  publicity regarding actual or perceived adverse events in our clinical trials or relating to products under development by our competitors;

  •
  regulatory developments in the United States or foreign countries;

  •
  litigation;

  •
  significant short selling in our common stock;

  •
  economic and other external factors; and

  •
  period-to-period fluctuations in our financial results and changes in analysts' recommendations.

Item 2. Properties

    We are currently leasing two adjacent facilities on Terra Bella Avenue, in Mountain View, California. These facilities provide approximately 16,000 and 18,000 square feet, respectively. The leases on these facilities, containing laboratory and office space, expire in July 2004.

    In addition, we leased an additional facility in May 2000 and we plan to add a second adjacent facility in May 2001. These two new facilities, containing laboratory and office space, on Stierlin Court in Mountain View, California, are our corporate headquarters and provide approximately 58,000 and 66,000 square feet, respectively. These leases will expire in 2011.

Item 3. Legal Proceedings

    We are currently not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 4A. Executive Officers of the Registrant

    The executive officers of IntraBiotics Pharmaceuticals and certain information about them as of March 5, 2001 are as follows:

Name	Age	Position
Kenneth J. Kelley	41	President, Chief Executive Officer and Chairman
Donna L. Caley	56	Vice President, Organization Development
John C. Fiddes, Ph.D.	49	Chief Technical Officer and Vice President, Preclinical Research
Henry J. Fuchs, M.D.	43	Vice President, Clinical Affairs
Chee-liang Leo Gu, Ph.D.	50	Vice President, Pharmaceutical Development
Carol A. Marzetta, Ph.D.	44	Vice President, Program Management
Natalie L. McClure, Ph.D.	48	Vice President, Regulatory Affairs
Sandra J. Wrobel	41	Chief Financial Officer and Vice President, Business Operations

Kenneth J. Kelley, Founder, President, Chief Executive Officer and Chairman

    Mr. Kelley founded IntraBiotics in 1994 and has served as President, Chief Executive Officer and Director since our inception. He was elected Chairman of the Board in October 2000. From 1988 to 1993, Mr. Kelley was a Senior Associate at Institutional Venture Partners, a venture capital firm. From 1991 to 1992, Mr. Kelley served as Chief Operating Officer for CV Therapeutics, a cardiovascular biotechnology company. Mr. Kelley has also held positions at McKinsey & Company, an international consulting firm, and at Integrated Genetics (now Genzyme, Inc.). Mr. Kelley holds an M.B.A. degree from Stanford Graduate School of Business and a B.A. degree in biochemical sciences from Harvard University.

Donna L. Caley, Vice President, Organization Development

    Ms. Caley joined IntraBiotics in October 2000, following nine years as a Principal of CEO Consulting, Inc., a leadership development consulting firm which she founded in 1991. Ms. Caley previously served as Director of Human Resources for Viagene (now Chiron), a drug development company and prior to founding CEO Consulting in 1991, served as Vice President of Human Resources for Genencor International, a biotechnology joint venture of Genentech and Corning. Ms. Caley earned an M.S. degree in organization development from Pepperdine University and a B.A. degree in personnel and labor relations from California State University, San Francisco.

John C. Fiddes, Ph.D., Chief Technical Officer and Vice President, Preclinical Research

    Dr. Fiddes joined IntraBiotics in June 1994 as Vice President, Research and Development, a position he held until being named Chief Technical Officer and Vice President, Preclinical Research in October 2000. From 1991 to 1994, he was Vice President of Discovery Research at ImmuLogic Pharmaceutical Corporation, a biotechnology company. Prior to that time, Dr. Fiddes was Vice President and Deputy Director of Research at California Biotechnology Inc. (now Scios Inc.), where he was employed from 1983 to 1991. From 1980 to 1983, he was a Senior Staff Investigator at the Cold Spring Harbor Laboratory. Dr. Fiddes received a Ph.D. in molecular biology from King's College, Cambridge University, where he conducted research at the MRC Laboratory for Molecular Biology. He conducted postdoctoral research in molecular biology at the Department of Biochemistry and Biophysics at the University of California, San Francisco. He holds a B.Sc. degree in molecular biology from the University of Edinburgh, Scotland.

Henry J. Fuchs, M.D., Vice President, Clinical Affairs

    Dr. Fuchs has served as our Vice President, Clinical Affairs since October 1996. From 1987 to 1996, Dr. Fuchs held various positions at Genentech, a biotechnology company, where among other things, he had responsibility for the clinical program that led to the approval for Genentech's Pulmozyme®. Dr. Fuchs was also responsible for the phase III development program that led to the approval of Herceptin® to treat metastatic breast cancer. Dr. Fuchs received an M.D. degree from George Washington University and a B.A. degree in biochemical sciences from Harvard University.

Chee-liang Leo Gu, Ph.D., Vice President, Pharmaceutical Development

    Dr. Gu has served as our Vice President, Pharmaceutical Development since October 1999. From 1995 to 1999, Dr. Gu served as our Senior Director of Pharmaceutical Development. Prior to joining IntraBiotics, he held a series of senior scientific and management positions in pharmaceutical development and formulation for Syntex Corporation (now Roche Bioscience), a pharmaceutical company, and served as director in charge of manufacturing and controls for CellCept®. Dr. Gu received his Ph.D. degree in physical organic chemistry from the University of California, Los Angeles and his B.S. degree in chemistry from National Taiwan University.

Carol A. Marzetta, Ph.D., Vice President, Program Management

    Dr. Marzetta joined IntraBiotics in October 2000 after 11 years with Pfizer Central Research, the pharmaceutical research arm of Pfizer Inc. Since 1997, she had served as a Director of Project Management for late-stage drug candidates. From 1994 to 1997, she was Assistant Director of Project Management for early-stage drug candidates, during which time she was U.S. Project Manager on the team responsible for the development of Viagra®. Dr. Marzetta holds a Ph.D. degree in comparative and experimental pathology/biochemistry from the Bowman Gray School of Medicine of Wake Forest University and was a post-doctoral fellow in the department of Medicine at the University of Washington. She holds a B.S. degree in zoology from Colorado State University.

Natalie L. McClure, Ph.D., Vice President, Regulatory Affairs

    Dr. McClure has served as our Vice President, Regulatory Affairs since October 1999. Dr. McClure has over 20 years experience in regulatory affairs. From 1993 to 1999, she held various regulatory affairs positions including Vice President, Regulatory Affairs and Quality Assurance for Matrix Pharmaceutical, Inc., a pharmaceutical company. She received her Ph.D. degree in organic chemistry from Stanford University and her B.S. degree in chemistry from the University of Michigan.

Sandra J. Wrobel, Chief Financial Officer and Vice President, Business Operations

    Ms. Wrobel has served as our Chief Financial Officer and Vice President, Business Operations since October 2000. She joined IntraBiotics as Vice President, Corporate Strategy in October 1999. From 1987 to 1999, Ms. Wrobel held various positions with Strategic Decisions Group, a management consulting firm, where most recently she was Senior Managing Director of its Pharmaceuticals and Life Sciences Strategy Consulting Practice. Prior to this position, Ms. Wrobel was Managing Director of Strategic Decisions Group's 180-person headquarters office in Menlo Park, California. While at Strategic Decisions Group, Ms. Wrobel specialized in corporate strategy development, Research and Development portfolio management, decision process transformation and organizational change. Ms. Wrobel received her M.B.A. degree from the Stanford University Graduate School of Business and her B.S. degree in chemical and petroleum refining engineering from the Colorado School of Mines.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Market for Common Equity

    Our common stock began trading on the Nasdaq National Market on March 28, 2000, under the symbol "IBPI." Prior to that time, there had been no public market for our common stock. The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	High	Low
1st Quarter ended March 31, 2000	$15.75	$15.00
2nd Quarter ended June 30, 2000	$26.69	$6.63
3rd Quarter ended September 30, 2000	$31.88	$14.50
4th Quarter ended December 31, 2000	$16.50	$9.56

    As of March 5, 2001, there were 186 holders of record of common stock. Certain record holders are represented by brokers and other institutions on behalf of stockholders. We estimate that included within the holders of record are approximately 3,250 beneficial owners of common stock. As of March 5, 2001, the closing price for our common stock was $4.63.

Dividend Policy

    We have not paid and do not plan to pay any cash dividends on the common stock in the foreseeable future. We intend to retain any earnings for use in our business operations. Furthermore, in 1999, we entered into a term loan agreement that includes a restriction on paying dividends.

Use of Proceeds From Registered Securities

    The Company's Registration Statement on Form S-1 filed pursuant to the Securities Act of 1933 (No. 333-95461), was declared effective on March 27, 2000. The Company incurred related offering costs of approximately $9.2 million the year ended December 31, 2000, of which $7.9 million represented underwriting discounts and commissions. All initial public offering costs were direct or indirect payments to others. The net offering proceeds to the Company after all expenses were approximately $103.3 million.

Item 6. Selected Financial Data

    The following selected financial data should be read in conjunction with our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this report. The financial data for periods prior to the financial statements presented in Item 8 of this Form 10-K are derived from audited financial statements not included in this Form 10-K.

	Year ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA:
Revenues:
Contract revenue	$—	$7,863	$5,357	$3,507	$—
License fee and milestone revenue	—	—	1,000	2,000	—

Total revenues	—	7,863	6,357	5,507	—

Operating expenses:
Research and development	39,152	26,102	21,997	8,103	4,049
General and administrative	11,560	6,082	2,533	1,960	949

Total operating expenses	50,712	32,184	24,530	10,063	4,998

Operating loss	(50,712)	(24,321)	(18,173)	(4,556)	(4,998)
Interest income	5,699	1,372	963	575	243
Interest expense	(563)	(166)	(172)	(94)	(61)

Net loss	$(45,576)	$(23,115)	$(17,382)	$(4,075)	$(4,816)

Basic and diluted net loss per share	$(2.02)	$(21.62)	$(20.89)	$(6.39)	$(11.92)

Shares used to compute basic and diluted net loss per share	22,512	1,069	832	638	404

Pro forma basic and diluted net loss per share (unaudited)	$(1.67)	$(1.27)

Shares used to compute pro forma basic and diluted net loss per share (unaudited)	27,231	18,172

	As of December 31,
	2000	1999	1998	1997	1996
	(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, restricted cash deposits and short-term investments	$86,065	$31,429	$29,869	$20,779	$4,713
Working capital	86,142	25,743	21,279	18,851	4,252
Total assets	108,288	35,958	32,099	24,987	5,312
Long-term obligations, less current portion	8,309	1,725	867	1,036	407
Accumulated deficit	(98,450)	(52,874)	(29,759)	(12,377)	(8,302)
Total stockholders' equity	89,955	27,914	22,498	19,765	4,410

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under "Risks Related To Our Business" and elsewhere in this Form 10-K. All forward-looking statements included in this document are based on information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Form 10-K.

Overview

    IntraBiotics Pharmaceuticals, Inc. develops and intends to commercialize a portfolio of new antibacterial and antifungal drugs for the prevention or treatment of serious infectious diseases. We have initiated expanded human clinical trials to test for efficacy and safety, known as phase III trials, for two product candidates. The first product is iseganan HCl oral solution, previously referred to as Protegrin IB-367 Rinse, for the treatment of oral mucositis, a side effect of anti-cancer therapies. We have completed enrollment in one phase III trial for patients undergoing chemotherapy. We continue to enroll patients in a second phase III trial for patients undergoing radiotherapy. The second product is ramoplanin oral powder, previously referred to as Ramoplanin Oral, for the prevention of infections due to vancomycin-resistant enterococci, or VRE. We are currently enrolling patients in one phase III trial for ramoplanin oral powder.

    We have also completed two earlier stage trials for other uses of the antibiotic iseganan HCl. These uses are to prevent infections of patients either with breathing assistance from a mechanical ventilator or with a specific disease, Cystic Fibrosis. We obtained statistically significant data from a human clinical trial that tested for preliminary efficacy and safety, known as a phase IIa trial, for iseganan HCl oral solution in patients on ventilators. We also obtained statistically significant data from a human clinical trial that tested for preliminary safety, known as a phase I trial, for iseganan HCl solution for inhalation, previously referred to as Protegrin IB-367 Aerosol, in patients with Cystic Fibrosis. The data from each of these trials support the advancement to the next stage of human clinical testing for each of these two products, but we currently plan to obtain sufficient capital and human resources before proceeding to these next trials.

    In addition, we have identified additional potential clinical uses of the antibiotic ramoplanin and performed investigative work that might enable human clinical trials in the future. We also have two in-house preclinical research projects ongoing for two new types of antibiotics, an antifungal and an antibacterial, which are being tested to determine if they should be advanced into human clinical trials. We have also established two external research collaborations with other companies on two projects each for a total of four early stage research projects. The goal of half of these programs is to identify new antibacterial compounds and the goal of the other half is to find new antifungal compounds.

    Overall, IntraBiotics plans to allocate our capital and human resources across this research and development portfolio of new antibiotics as appropriate given changing internal and external factors.

    Since commencing operations in 1994, we have not generated any revenue from product sales, and we have funded our operations primarily from the proceeds of public and private placements of securities. We have incurred a loss in each year since inception, and we expect to incur substantial losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. At December 31, 2000, our accumulated deficit was approximately $98.5 million. We will need to raise additional funds in the future to continue our operations.

Results of Operations

Comparison of Years Ended December 31, 2000 and 1999

Revenues

    IntraBiotics had no product sales or contract revenue for the year ended December 31, 2000 compared to $7.9 million of contract revenue for the same period in 1999. Revenue in 1999 was generated under a prior agreement with Pharmacia and Upjohn S.p.A., which terminated in July 1999. We will not recognize any additional revenue under this agreement. We do not anticipate any product revenue in the near future.

Research and Development

    Research and development expenses increased to $39.2 million for the year ended December 31, 2000 compared to $26.1 million for the same period in 1999. As we have advanced our products into later stage clinical trials, our related expenses have increased significantly. The increase was primarily attributable to higher personnel and payroll expenses, development milestone fees, clinical trial activity, consulting expenses and deferred compensation amortization expense.

    We added two collaborative research and license agreements in 2000. We entered into a collaborative research and license agreement in January 2000, with NAEJA Pharmaceutical Inc. to perform research activities for initial non-clinical and preclinical research of products including manufacturing scale-up work. As of December 31, 2000, total payments of $1.5 million were made and expensed under this agreement. In November 2000, the agreement was terminated effective May 2001. Also in 2000, we continued our collaborative research and license agreement with BioSource Pharm., Inc. to conduct fermentation, chemical design, synthesis, and/or modification activities to IB-880 and IB-863 compounds. In May 2000, we extended the agreement and increased the scope of research for which we increased our quarterly payment to $125,000. As a result, we made and expensed a total of $450,000 in payments to BioSource in 2000 compared to $225,000 in 1999.

    We have expanded our drug discovery programs in the first quarter of 2001 through strategic collaborations. We are collaborating with Diversa Corporation to identify new types of antibiotics and antifungals from collections of chemical compounds. The technology access fee under this agreement is $3.0 million with the first fee payment of $1.0 million paid to Diversa in January 2001, $1.0 million fee payable on December 1, 2001 and the final $1.0 million fee payable on December 1, 2002. We also have access to another library of natural product compounds through our collaboration with Albany Molecular Research, Inc. (AMRI). Compounds that demonstrate relevant activity will be identified by screening and developed by IntraBiotics for the treatment or prevention of serious bacterial or fungal infections. We paid an initial fee of $200,000 in January 2001 under this agreement. The technology access fee is $400,000, payable in eight quarterly payments of $50,000 beginning in January 2001 through November 2002. In addition, in connection with both of these new agreements, we will incur other expenses associated with research funding and milestones.

    We have agreements with two companies to provide drug substance for our clinical trials. We made and expensed $2.5 million in milestone payments to Biosearch Italia S.p.A for the commencement of phase III clinical studies for ramoplanin oral powder in 2000 compared to none in 1999. Biosearch Italia plans to manufacture all our bulk product requirements for development and commercialization of ramoplanin oral powder. In February 2001, Biosearch announced that manufacturing of ramoplanin will be carried out in the biotechnology manufacturing plant of Aventis Bulk, S.p.A. in Brindisi, Italy, over the period 2001-2003 until Biosearch has completed construction of its own production plant. We also incurred and expensed milestone payments of $120,000 in 2000 and $760,000 in 1999 to PolyPeptide Laboratories A/S to develop a manufacturing process for our drug substance iseganan HCl.

PolyPeptide plans to manufacture all our bulk product requirements for development and commercialization of iseganan HCl.

    We expect that research and development expenses may increase significantly in the future if we are able to advance new and existing product candidates into later stages of clinical development. Our research and development expenses may also fluctuate due to many factors, including the rate of patient enrollment and the ability to adequately obtain data about patients after their treatment in our clinical trials. For example, we have experienced a material delay in our phase III clinical trial for ramoplanin oral powder and may have additional delays in any of our clinical trials in the future. In addition, in January 2001, we completed enrollment in our phase III clinical trial for iseganan HCl oral solution in patients receiving chemotherapy. However, we discovered an error in a computer program used by a subcontractor to randomly dispense drug and placebo during this trial. As a result, the data from some patients may not be interpreted and the study is now powered with an 82% likelihood of showing efficacy, as compared to the 90% likelihood in the planned study design. In addition, the FDA might apply different statistical standards to the results of the study due to this dispensing error, which could also cause the trial to fail to achieve statistical significance. The FDA may also request that we conduct another or a supplemental phase III trial.

General and Administrative

    General and administrative expenses increased to $11.6 million for the year ended December 31, 2000, compared to $6.1 million for the same period in 1999. The increase was primarily attributed to increased personnel and payroll expenses, consulting, legal, professional, travel and other expenses associated with increased business development activities, cost of being a public company and deferred compensation amortization expense.

    We expect that general and administrative expenses will continue to increase as we build infrastructure to support our product development efforts, establish our sales and marketing capabilities and operate as a public company.

Deferred Compensation

    In connection with the grant of certain stock options to employees prior to the initial public offering, we recorded deferred compensation of $700,000 for the year ended December 31, 2000, compared to $12.5 million for the same period in 1999. Deferred compensation represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options.

    We expensed $3.2 million of deferred compensation for the year ended December 31, 2000, compared to $981,000 of deferred compensation for the same period in 1999. The research and development deferred compensation amortization expense for the year ended December 31, 2000 was $1.8 million, compared to $648,000 for the same period in 1999. The general and administrative deferred compensation amortization expense for the year ended December 31, 2000 was $1.4 million, compared to $333,000 for the same period in 1999.

Interest Income and Expense

    Interest income increased to $5.7 million for the year ended December 31, 2000 from $1.4 million for the same period in 1999. The increase in interest income resulted from the increase in average cash and investment balances primarily due to our prior financing activities.

    Interest expense increased to $563,000 for the year ended December 31, 2000 from $166,000 for the same period in 1999. The increase was primarily attributed to additional financing obligations.

Income Taxes

    Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2000, we had net operating loss carryforwards for federal and state income tax purposes of approximately $86.0 million and $11.0 million, respectively. We also had federal research and development tax credits of approximately $1.8 million. If not utilized, the net operating losses and credits will expire in the years 2002 through 2020. Utilization of net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of our net operating losses and credit carryforwards before they can be used. Please read Note 8 of the Notes to the Financial Statements included in Item 8 of this Form 10-K for further information.

Comparison of Years Ended December 31, 1999 and 1998

Revenues

    Revenues increased to $7.9 million for the year ended December 31, 1999, from $6.4 million for the year ended December 31, 1998. To date, all of our revenue has been generated under the prior agreement with Pharmacia & Upjohn. The increases from 1998 to 1999 were primarily the result of increased contract revenue under the terms of this agreement, partially offset by the timing of milestone revenue recognized under this agreement. In 1998, we recognized a nonrefundable payment of $1.0 million upon completion of a development milestone. The contract was terminated in July 1999, and we will not recognize any additional revenue under this agreement.

Research and Development

    Research and development expenses increased to $26.1 million for the year ended December 31, 1999, from $22.0 million for the year ended December 31, 1998. The increase in 1999 was primarily due to the costs of phase II clinical trials for iseganan HCl oral solution and ramoplanin oral powder totaling approximately $700,000, an increase in research and development personnel expenses of approximately $2.0 million and expenses related to a new facility of approximately $800,000. The research and development expense in 1999 also included amortization of $648,000 of deferred stock compensation in connection with the grant of stock options to officers and employees.

    During 1998, the Company recorded $2.0 million in license fee expense in connection with the purchase of rights from Biosearch Italia S.p.A to develop and commercialize ramoplanin oral powder. At the date of the agreement, the full scientific feasibility of the product candidate had not been established. The Company is responsible for the development of the licensed product. Biosearch Italia has agreed to manufacture all Company bulk product requirements for development and commercialization at an agreed upon transfer price and royalty percentage, although the Company has the ability to elect to manufacture the product. The purchase price, which was expensed as in-process research and development as the rights had no alternative future use, consisted of the issuance of 250,000 shares of Series F preferred stock at $4.00 per share and $1.0 million in cash. In 1998, the Company incurred a milestone of $2.0 million for the commencement of the phase II clinical trial. The Company may pay additional license fees and milestone payments, if specified research and development goals are reached. The goals that will result in additional payments include commencement of clinical trials, drug approvals, and product sales. The Company expects to expense any of such future payments made prior to receipt of FDA marketing approval as research and development expense, and payments made upon or after FDA approval are expected to be capitalized and amortized over the applicable benefit period.

General and Administrative

    General and administrative expenses increased to $6.1 million for the year ended December 31, 1999 from $2.5 million for the year ended December 31, 1998. The increase in 1999 was primarily due to increases in finance and administrative personnel expenses of approximately $600,000, market research expenses associated with clinical trials for iseganan HCl oral and ramoplanin oral powder of approximately $1.0 million, and expenses related to the new facility of approximately $400,000. General and administrative expenses in 1999 also included amortization of $333,000 of deferred stock compensation in connection with the grant of stock options to officers and employees.

Interest Income and Expense

    Interest income increased to $1.4 million for the year ended December 31, 1999 from $963,000 for the year ended December 31, 1998. The increase from 1998 to 1999 was primarily due to increased cash balances resulting from the sale of preferred stock.

    Interest expense was $166,000 for the year ended December 31, 1999, compared to $172,000 for the year ended December 31, 1998. Interest expense consists of interest paid on equipment financing arrangements.

Liquidity and Capital Resources

    On March 27, 2000, we completed our initial public offering of common stock in which we sold 7,500,000 shares of common stock at a price of $15.00 per share. Net proceeds from the initial public offering were approximately $103.3 million. Prior to our initial public offering, we had financed our operations primarily through private placements of preferred stock and warrants, funds received from our prior collaboration with Pharmacia & Upjohn and the proceeds of equipment financings. As of December 31, 1999, we had raised aggregate net proceeds from the sale of preferred stock and warrants of $79.6 million. Prior to termination of the Pharmacia & Upjohn agreement, we received an aggregate of $21.4 million in cash payments under this agreement, of which $1.7 million of unused development funding was returned to Pharmacia & Upjohn in 2000.

    Cash, cash equivalents, restricted cash and short-term investments were $86.1 million at December 31, 2000, compared to $31.4 million at December 31, 1999 and $29.9 million at December 31, 1998. Net cash used for operating activities was $50.4 million for the year ended December 31, 2000, $25.1 million for the year ended December 31, 1999 and $9.3 million for the year ended December 31, 1998. The increase from 1999 to 2000 was primarily the result of increased net losses, increased prepaid expenses for clinical trials and changes to accrued liabilities, accrued clinical liabilities, amount payable to a contract partner, and deferred revenue. The increase from 1998 to 1999 consisted primarily of operating expense related to conducting clinical trials and other research, development and administrative activities, and the timing of cash payments related to these activities.

    Net cash used for investing activities was $42.7 million for the year ended December 31, 2000, $15.1 million for the year ended December 31, 1999 and $597,000 for the year ended December 31, 1998. The increase from 1999 to 2000 was primarily attributable to an increase in the purchases of short-term investments, net of maturities of $20.4 million, and an increase in capital expenditures of $7.2 million. The increase from 1998 to 1999 was primarily related to $12.6 million in purchases, net of maturities, of short-term investments and a $1.9 million increase in capital expenditures in 1999.

    Net cash provided by financing activities was $113.5 million for the year ended December 31, 2000, $28.8 million for the year ended December 31, 1999 and $19.0 million for the year ended December 31, 1998. The cash provided by financing activities for the year ended December 31, 2000 was due to the issuance of common stock, including net proceeds of $103.3 million from the initial public offering, and proceeds of $10.8 million from equipment lease financing arrangements, partially offset by payments on these obligations. The increase from 1998 to 1999 was primarily related to the sale of preferred stock and additional equipment financing received in 1999.

    In December 2000, we entered into an equipment financing agreement with GE Capital Corporation to finance up to $7.6 million of equipment. The interest rate varies according to U.S. Treasury rates. On December 29, 2000, we completed two draws against this arrangement. The first draw was for $3.8 million with a loan term of 36 months and an average annual interest rate of 9.98%. The second was for $945,000 with a term of 48 months and an average annual interest rate of 9.64%. The remaining $2.9 million can be drawn down on or before July 31, 2001. We anticipate we will utilize substantially all of this balance.

    In March 1999, we entered into another equipment financing agreement with GE Capital Corporation to finance $3.0 million of equipment. The term of the loan is 42 months. The interest rate varies according to U.S. Treasury rates. As of December 31, 2000, we have drawn down a total of approximately $3.0 million at an average interest rate of 10.0%.

    In August 1999, we entered into a term loan agreement with Silicon Valley Bank for $5.0 million. The loan agreement has a revolving draw period that expired in August 2000, and bears interest at 9.55%. Interest-only payments were due until August 2000 and thereafter principal and interest is payable over four years. In August 2000, $5.0 million was drawn under this financing agreement. This term loan requires us to comply with various financial covenants, including maintaining a minimum tangible net worth of $10.0 million and a minimum liquidity of two times the amount outstanding on the loan and a restriction on paying dividends. Silicon Valley Bank has waived compliance with, and amended, the financial covenant requiring quarterly losses not to exceed $15 million for the quarter ended December 31, 2000. As of December 31, 2000, the balance payable on this term loan was $4.7 million.

    We expect to continue to incur substantial operating losses. We believe that existing capital resources and interest income will be sufficient to fund our operations for at least the next 12 months. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Our future capital requirements will depend on many factors, including:

  •
  The timing, delay, cost, extent and results of clinical trials;

  •
  Payments to third parties for manufacturing scale up;

  •
  The costs and timing of regulatory approvals;

  •
  The costs of establishing sales, marketing and distribution capabilities;

  •
  The progress of our research and development activities;

  •
  Availability of technology in-licensing opportunities; and

  •
  Future opportunities for raising capital.

    Until we can generate sufficient cash from our operations, which we do not expect for the foreseeable future, we expect to finance future cash needs through private and public financings, including equity financings. We cannot be certain that additional funding will be available when needed or on favorable terms. If funding is not available, we may need to delay or curtail our development and commercialization activities to a significant extent.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" which provides a comprehensive mechanism and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as deferred by SFAS 137, is effective for our fiscal year ended December 31, 2001. SFAS 133 is not anticipated to have an impact on our results of operations or financial condition when adopted as we do not currently hold any material derivative financial instruments and do not engage in hedging activities.

    In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25," which contains rules to clarify the applications of APB 25. The Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's results of operations or financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101 "Revenue Recognition." The application of SAB 101 did not result in a material change upon adoption in 2000. We expect that revenues under future collaboration agreements related to up-front license fees will be deferred and recognized over the performance period, in accordance with SAB 101, if we have continuing involvement under the arrangement. The impact of the adoption of SAB 101 may delay recognition of revenue related to upfront license fees in future periods.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

    The primary objective of our investment activities is to preserve our capital until it is required to fund operations at the same time maximizing the income we receive from our investments without significantly increasing risk. We own financial instruments that are sensitive to market risks as part of our investment portfolio. To minimize this risk, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and commercial paper. The average duration of all our investments in fiscal 2000 was less than one year. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2000 and 1999. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

    The following table summarizes the average interest rate and fair market value of the short-term investments held by us as of December 31, 2000 and 1999 (in thousands).

	Total Cost	Fair Market Value	Average Interest Rate
Available for sale securities:
December 31, 2000	$45,525	$45,711	7.10%
December 31, 1999	$12,567	$12,567	6.12%

    All short-term investments held by us as of December 31, 2000 are expected to mature in 2001.

Item 8. Financial Statements and Supplementary Data

IntraBiotics Pharmaceuticals, Inc.

Index To Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
IntraBiotics Pharmaceuticals, Inc.

    We have audited the accompanying balance sheets of IntraBiotics Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntraBiotics Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 12, 2001

INTRABIOTICS PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$38,983	$18,512
Restricted cash deposits	1,371	350
Short-term investments	45,711	12,567
Other current assets, primarily prepayments and deposits	10,101	633

Total current assets	96,166	32,062
Property and equipment, net	12,056	3,828
Other assets	66	68

Total assets	$108,288	$35,958

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,680	$2,295
Accrued clinical costs	3,236	916
Accrued employee liabilities	625	321
Other accrued liabilities	854	214
Amount payable to contract partner	—	1,677
Current financing obligations	3,629	896

Total current liabilities	10,024	6,319
Long-term financing obligations	8,309	1,725
Stockholders' equity:
Preferred stock, at amounts paid in, $0.001 par value:
5,000,000 and 40,937,873 convertible shares authorized at December 31, 2000 and 1999, respectively; 39,483,873 shares issued and outstanding at December 31, 1999; no shares outstanding at December 31, 2000	—	79,609
Common stock, $0.001 par value:
50,000,000 and 67,500,000 shares authorized at December 31, 2000 and 1999, respectively; 29,196,240 and 1,339,154 shares issued and outstanding at December 31, 2000 and 1999, respectively	29	1
Additional paid-in capital	198,388	13,828
Deferred stock compensation	(10,198)	(12,650)
Accumulated other comprehensive income	186	—
Accumulated deficit	(98,450)	(52,874)

Total stockholders' equity	89,955	27,914

Total liabilities and stockholders' equity	$108,288	$35,958

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2000	1999	1998
Revenues:
Contract revenue	$—	$7,863	$5,357
License fee and milestone revenue	—	—	1,000

Total revenues	—	7,863	6,357

Operating expenses:
Research and development	39,152	26,102	21,997
General and administrative	11,560	6,082	2,533

Total operating expenses	50,712	32,184	24,530

Operating loss	(50,712)	(24,321)	(18,173)
Interest income	5,699	1,372	963
Interest expense	(563)	(166)	(172)

Net loss	$(45,576)	$(23,115)	$(17,382)

Basic and diluted net loss per share	$(2.02)	$(21.62)	$(20.89)

Shares used to compute basic and diluted net loss per share	22,512	1,069	832

Pro forma basic and diluted net loss per share (unaudited)	$(1.67)	$(1.27)

Shares used to compute pro forma basic and diluted net loss per share (unaudited)	27,231	18,172

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 1997	$32,124	$1	$17	$—	$—	$(12,377)	$19,765
Issuance of 205 shares of common stock upon exercise of options for cash	—	—	39	—	—	—	39
Issuance of 250 shares of Series F convertible preferred stock for technology license	1,000	—	—	—	—	—	1,000
Issuance of 6,811 shares of Series G convertible preferred stock for cash (net of issuance costs of $1,406)	19,028	—	—	—	—	—	19,028
Deferred stock compensation	—	—	1,193	(1,193)	—	—	—
Amortization of deferred stock compensation	—	—	—	48	—	—	48
Net loss and comprehensive loss	—	—	—	—	—	(17,382)	(17,382)

Balances at December 31, 1998	52,152	1	1,249	(1,145)	—	(29,759)	22,498
Issuance of 338 shares of common stock upon exercise of options for cash	—	—	93	—	—	—	93
Issuance of 846 shares of Series G convertible preferred stock for cash	2,580	—	—	—	—	—	2,580
Issuance of 6,250 shares of Series H convertible preferred stock and warrants to purchase 1,250 shares of Series H convertible preferred stock for cash (net of issuance costs of $123)	24,877	—	—	—	—	—	24,877
Deferred stock compensation	—	—	12,486	(12,486)	—	—	—
Amortization of deferred stock compensation	—	—	—	981	—	—	981
Net loss and comprehensive loss	—	—	—	—	—	(23,115)	(23,115)

Balances at December 31, 1999	79,609	1	13,828	(12,650)	—	(52,874)	27,914
Conversion of preferred stock to 19,742 shares of common stock at the initial public offering	(79,609)	20	79,589	—	—	—	—
Initial public offering of 7,500 shares of common stock for cash (net of issuance costs of $9,221)	—	7	103,272	—	—	—	103,279
Issuance of 532 shares of common stock upon exercise of options for cash	—	1	549	—	—	—	550
Issuance of 34 shares of common stock upon net exercise of warrants	—	—	—	—	—	—	—
Issuance of 49 shares of common stock for the employee stock purchase plan for cash	—	—	403	—	—	—	403
Issuance of warrants to purchase 10 shares of common stock	—	—	25	—	—	—	25
Deferred stock compensation	—	—	722	(722)	—	—	—
Amortization of deferred stock compensation	—	—	—	3,174	—	—	3,174
Comprehensive Income:
Net loss	—	—	—	—	—	(45,576)	(45,576)
Unrealized gain on securities	—	—	—	—	186	—	186

Comprehensive loss							(45,390)

Balances at December 31, 2000	$—	$29	$198,388	$(10,198)	$186	$(98,450)	$89,955

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2000	1999	1998
Operating activities
Net loss	$(45,576)	$(23,115)	$(17,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	3,174	981	48
Depreciation and amortization	1,512	740	489
Preferred stock issued in exchange for technology license expense	—	—	1,000
Issuance of warrants for financing	25	—	—
Change in assets and liabilities:
Accounts receivable	—	—	2,225
Restricted cash	(1,021)	20	(188)
Other current assets	(9,468)	(489)	(111)
Other assets	2	(397)	160
Accounts payable	(615)	(478)	2,316
Accrued clinical liabilities	2,320	(394)	678
Accrued employee liabilities	304	155	58
Other accrued liabilities	640	(3,028)	2,382
Amount payable to contract partner	(1,677)	1,677	—
Deferred revenue	—	(738)	(967)

Net cash used in operating activities	(50,380)	(25,066)	(9,292)
Investing activities
Capital expenditures	(9,740)	(2,523)	(597)
Purchase of short-term investments	(61,453)	(14,862)	—
Maturities of short-term investments	28,495	2,295	—

Net cash used for investing activities	(42,698)	(15,090)	(597)
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	—	27,457	19,028
Proceeds from issuance of common stock, net of issuance costs	104,232	93	39
Proceeds from financing obligations	10,833	2,033	397
Payments on financing obligations	(1,516)	(784)	(485)

Net cash provided by financing activities	113,549	28,799	18,979

Net increase (decrease) in cash and cash equivalents	20,471	(11,357)	9,090
Cash and cash equivalents at beginning of period	18,512	29,869	20,779

Cash and cash equivalents at end of period	$38,983	$18,512	$29,869

Supplemental disclosure of cash flow information
Interest paid	$563	$166	$172

Supplemental disclosure of non-cash information
Conversion of preferred stock to common stock	$79,609	$—	$—

Deferred compensation	$722	$12,486	$1,193

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    IntraBiotics Pharmaceuticals, Inc. ("IntraBiotics" or the "Company"), was incorporated in the state of Delaware on January 19, 1994. IntraBiotics develops and intends to commercialize novel antibacterial and antifungal drugs for the prevention or treatment of serious infectious diseases. The Company has devoted substantially all of its efforts and resources since incorporation to research and development related to its antimicrobial products.

  INITIAL PUBLIC OFFERING

    On March 27, 2000, the Company completed its initial public offering of common stock in which it sold 7,500,000 shares of common stock at a price of $15.00 per share. Net proceeds to the Company from the initial public offering were approximately $103.3 million.

  REVERSE STOCK SPLIT

    On February 28, 2000, the Company effected a one-for-two reverse split of its common stock. All common share and per share amounts have been retroactively restated to reflect the split in the accompanying financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including amounts accrued for clinical trial costs. Actual results could differ from those estimates.

  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents and short-term investments include money market funds and commercial paper. All cash equivalents and short-term investments are classified as available-for-sale and mature within one year.

    As of December 31, 2000, the Company's securities are recorded at their fair market value, based on quoted market values, with unrealized gains and losses recorded as a separate component of stockholders' equity and included in other comprehensive loss. At December 31, 2000, net unrealized gains on available-for-sale securities were $186,000. As of December 31, 1999, available for sale securities were carried at amortized cost, which approximates fair value. There were no unrealized gains or losses as of December 31, 1999. The cost of securities when sold is based upon specific identification. For the years ended December 31, 2000, 1999 and 1998, gross realized gains and losses on available-for-sale securities were immaterial.

    The following is a summary of the Company's investment portfolio (in thousands):

	December 31, 2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$45,525	$192	$(6)	$45,711
Money market	38,260	—	—	38,260

Total available-for-sale	83,785	192	(6)	83,971
Less cash equivalents	(38,260)	—	—	(38,260)

Total investments	$45,525	$192	$(6)	$45,711

	December 31, 1999
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$21,728	$—	$—	$21,728
Money market	9,051	—	—	9,051

Total available-for-sale	30,779	—	—	30,779
Less cash equivalents	(18,212)	—	—	(18,212)

Total investments	$12,567	$—	$—	$12,567

  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments, including cash and cash equivalents, short-term investments, and financing obligations approximate their carrying value. The fair value of the financing obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

  PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation, which is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are depreciated over the terms of the building leases of up to 10 years.

  REVENUE RECOGNITION

    Contract revenue from collaboration research and development reimbursement funding is recognized as earned, according to the terms of the collaboration agreement, and is based on contract expenses incurred during the period and the number of full-time equivalent employees working on the contract. These funds are generally received in advance and are recorded as deferred revenue until earned. Revenue related to license fees with noncancelable, nonrefundable terms and no future performance obligations are recognized upon execution of the collaboration agreement when collection is assured. Such revenues are deferred and recognized over the performance period if future performance obligations exist. Revenue associated with milestones are recognized as earned, based on completion of development milestones, either upon receipt, or when collection is assured. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101 "Revenue Recognition." The application of SAB 101 did not result in a material change upon adoption in 2000. The Company expects that revenues under future collaboration agreements related to up-front license fees will be deferred and recognized over the performance period, in accordance with SAB 101, if the Company has continuing involvement under the arrangement.

  RESEARCH AND DEVELOPMENT

    Research and development expenditures are charged to operations as incurred. Research and development expenses, including direct and allocated expenses, consist of independent research and development costs, costs associated with collaborative research and development arrangements, and, in 1998, license fees related to the acquisition of in-process research and development with no alternative future use.

  STOCK-BASED COMPENSATION

    The Company has elected to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), using an intrinsic value approach to measure compensation expense, if any. Deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the options, ranging from four to six years, on a straight-line basis. Appropriate pro forma net loss disclosures using a fair value-based method, as provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), are also reflected in Note 6. Options issued to nonemployees are accounted for in accordance with SFAS 123 and EITF Consensus 96-18 using a fair value approach, and the compensation cost of such options is subject to remeasurement over their vesting terms, as the options are earned.

  COMPREHENSIVE LOSS

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). The Company's comprehensive loss for the year ended December 31, 2000, was $45.4 million. The Company's comprehensive loss was not materially different from the net loss for the years ended December 31, 1999 and 1998.

  NET LOSS PER SHARE

    Net loss per share has been computed according to Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS 128), which requires disclosure of basic and diluted earnings per share. Basic and diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share includes the impact of potentially dilutive securities. As the Company's potentially dilutive securities (convertible preferred stock, stock options, and warrants) were antidilutive for all periods, they were not included in the computation of weighted-average shares used in computing diluted net loss per share. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, has been computed for the years ended December 31, 2000 and 1999, as described above, and also gives effect to the conversion of the convertible preferred stock which automatically converted to common stock immediately prior to the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

    The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

	Year ended December 31,
	2000	1999	1998
Basic and diluted:
Net loss	$(45,576)	$(23,115)	$(17,382)

Weighed-average shares of common stock outstanding	22,512	1,069	856
Less: weighted-average shares subject to repurchase	—	—	(24)

Weighted-average shares used in computing basic and diluted net loss per share	22,512	1,069	832

Basic and diluted net loss per share	$(2.02)	$(21.62)	$(20.89)

Pro forma basic and diluted:
Shares used above	22,512	1,069
Pro forma adjustment to reflect weighted-average effect of conversion of preferred stock from the date of issuance	4,719	17,103

Total weighted-average shares of common stock outstanding	27,231	18,172

Pro forma basic and diluted net loss per share	$(1.67)	$(1.27)

    The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method, for options, warrants and convertible preferred stock was 5,829,297, 24,165,796, and 18,462,550 for the years ended December 31, 2000, 1999, and 1998, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share (see Note 6 for further information on these securities).

  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 133 (as deferred by SFAS 137) is effective for the Company's year ending December 31, 2001. As the Company does not currently hold any material derivatives or engage in hedging transactions, there would be no current impact to the Company's results of operations, financial position, or cash flows upon the adoption of SFAS 133.

    In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25," which contains rules to clarify the applications of APB 25. The Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's results of operations or financial position.

3. COLLABORATION AGREEMENT WITH PHARMACIA & UPJOHN S.p.A.

    In October 1997, the Company entered into a collaboration agreement with Pharmacia & Upjohn S.p.A. (Pharmacia), to develop and commercialize the Company's Protegrin IB-367, on a worldwide basis. The Company was to receive up to $35,000,000 in research and milestone payments, if specified research and development goals were achieved, an equity investment, and license fees. A nonrefundable development milestone of $1,000,000 was received and recognized as revenue in 1998.

    Pharmacia shared equally with the Company the costs of developing Protegrin IB-367 for the United States market. Both parties had the right to codevelop, copromote, and share defined profits and losses in the United States, should IB-367 result in a marketable drug. Pharmacia had the right to develop and promote Protegrin IB-367 outside the United States and would pay the Company royalties on defined profits, if any. The Company recognized research contract revenues of $7,863,000 and $5,357,000 in 1999 and 1998, respectively, relating to the reimbursement of shared development costs.

    The Company mutually agreed with Pharmacia in July 1999 to terminate the agreement with funding through December 31, 1999. As a result of the termination, the Company has retained global rights to Protegrin IB-367. Pharmacia has no further obligations to pay future milestones or development expenses, or to purchase additional shares of common stock subsequent to the termination. Approximately $1.7 million of unused development funding was returned to Pharmacia in January 2000.

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

	Year ended December 31,
	2000	1999
Machinery and equipment	$3,513	$2,753
Furniture and fixtures	2,225	320
Leasehold improvements	9,447	2,372

	15,185	5,445
Less accumulated depreciation and amortization	(3,129)	(1,617)

Property and equipment, net	$12,056	$3,828

5. LEASE COMMITMENTS AND FINANCING OBLIGATIONS

    The Company leases its facilities under operating lease agreements, which expire in July 2004 and April 2011. At December 31, 2000, the Company has restricted cash of $1,371,000 in connection with these leases. At December 31, 2000, the Company has made available letters of credit for $1.0 million, which is secured by $1.0 million of the restricted cash balance in connection with these leases.

    Total rent expense for the years ended December 31, 2000, 1999, and 1998 was approximately $2,429,000, $786,000 and $502,000, respectively.

    In December 2000, the Company entered into an equipment financing agreement to finance up to $7.6 million of equipment. The interest rate varies according to U.S. Treasury rates. In December 2000, the Company completed two draws against this arrangement. The first draw was for $3.8 million with a loan term of 36 months and an average annual interest rate of 9.98%. The second draw was for $945,000 with a term of 48 months and an average annual interest rate of 9.64%. The remaining $2.9 million can be drawn down on or before July 31, 2001.

    In March 2000, the Company also completed two draws against an equipment financing agreement entered into in March 1999. The first draw was for $861,000 with a loan term of 43 months and an average annual interest rate of 10.99%. The second draw was for $222,000 with a loan term of 37 months and an average annual interest rate of 9.98%. No additional amounts remain available on arrangements entered into in 1999.

    The Company has financed an aggregate of $10,117,000, $4,284,000 and $2,251,000 at December 31, 2000, 1999 and 1998, respectively, of property and equipment purchases with borrowings under equipment financing agreements. The loans are secured by the related assets. The interest rates applicable to the obligations range from 9.6% to 11.0% at December 31, 2000, and the weighted average interest rate during 2000, 1999 and 1998 were 10.0%, 10.4% and 10.9%, respectively. The carrying value of the obligations approximates fair value based on a discounted cash flow analysis using the Company's incremental borrowing rate for similar obligations.

    In August 1999, the Company entered into a term loan agreement with Silicon Valley Bank for $5,000,000. The loan agreement has a revolving draw period expiring in August 2000, and bears interest at 9.55%. Interest-only payments are due until August 2000, and thereafter principal and interest is payable over four years. The term loan also includes various financial covenants and a restriction on paying dividends. Silicon Valley Bank has waived compliance with, and amended, the financial covenant requiring quarterly losses not to exceed $15 million for the quarter ended December 31, 2000. In August 2000, $5,000,000 was drawn under this financing arrangement. The carrying value of the term loan approximates fair value based on a discounted cash flow analysis using the Company's incremental borrowing rate for similar obligations.

    At December 31, 2000, future minimum lease payments under operating leases and principal payments under the equipment financing arrangements and term loan agreement are as follows (in thousands):

	Operating Leases	Equipment Financing Arrangements	Term Loan Agreement
2001	$4,604	$2,515	$1,114
2002	5,576	2,391	1,227
2003	5,759	2,096	1,351
2004	5,512	269	975
2005	5,160	—	—
Thereafter	30,016	—	—

Total minimum payments required	$56,627	7,271	4,667

Less current portion		(2,515)	(1,114)

Long-term portion		$4,756	$3,553

6. STOCKHOLDERS' EQUITY

  COMMON STOCK RESERVED FOR FUTURE ISSUANCE

    Shares of common stock of the Company reserved for future issuance at December 31, 2000 were as follows:

Stock option plans	9,750,012
Warrants	635,000
Employee stock purchase plan	450,713

Total shares reserved for future issuance	10,835,725

  CONVERTIBLE PREFERRED STOCK

    The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, none of which was outstanding as of December 31, 2000. There were 39,483,873 shares of preferred stock outstanding as of December 31, 1999. The shares of convertible preferred stock outstanding were converted, at a two-to-one ratio, automatically to common stock of the Company at the time of the public offering in March 2000. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

    Prior to being converted into common stock, each share of convertible preferred stock has voting rights equal to shares of common stock on an "if-converted" basis.

    The convertible preferred stock authorized, issued and outstanding at December 31, 1999 is as follows:

	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference
			(In Thousands)
Series A	821,429	821,429	$411
Series B	5,803,996	5,749,996	4,025
Series C	9,816,181	9,816,181	8,344
Series D	5,764,286	5,714,286	10,000
Series E	2,725,000	2,725,000	7,494
Series F	750,000	750,000	3,000
Series G	7,656,981	7,656,981	22,971
Series H	7,600,000	6,250,000	25,000

	40,937,873	39,483,873	$81,245

    Series A, B, C, D, E, F, G, and H stockholders were entitled to noncumulative quarterly dividends, when and as declared by the board of directors, at the rate of $0.04, $0.06, $0.07, $0.15, $0.23, $0.35, $0.25, and $0.35 per share, respectively (as adjusted for any stock dividends, combinations, or splits with respect to such shares). No dividends have been declared or paid by the Company.

    In the event of a liquidation or winding up of the Company, holders of Series A, B, C, D, E, F, G, and H stockholders were entitled to a liquidation preference of $0.50, $0.70, $0.85, $1.75, $2.75, $4.00, $3.00, and $4.00 per share, respectively, plus all declared but unpaid dividends. After payment had been made to the preferred stockholders, the remaining assets of the Company legally available for distribution, if any, would be distributed ratably to the holders of the common stock and preferred stock on an if-converted basis. Each two shares of preferred stock are convertible at any time at the option of the holder into one share of common stock adjusted, if applicable, for unpaid dividends, stock splits, combinations, and certain other events. Conversion of the preferred stock into common stock was automatic at the earlier of an initial public offering in excess of $25,000,000 at an offering price of not less than $12.00 per share (subsequently reduced to $10.00 per share in January 2000), or the election by more than 66 2/3% of the shares held by the preferred stockholders, voting together as a class. At the election of the holders of at least 50% of the outstanding preferred stock, the Company would have filed a registration statement with an aggregate offering price to the public in excess of $3,000,000. Prior to an initial public offering, certain preferred stockholders had the right of first refusal with respect to certain future issuances of preferred or common stock.

  WARRANTS

    In July 1995 and October 1997, the Company issued warrants to purchase 54,000 and 50,000 shares of the Company's Series B and D preferred stock at exercise prices of $1.00 and $2.50 per share,

respectively. These warrants were issued in connection with an equipment financing agreement. As of December 31, 2000, all warrants under these transactions have been exercised. Through December 31, 2000, there were 33,518 shares of common stock issued in cashless warrant transactions.

    In October 1999, the Company issued warrants to purchase 1,250,000 shares of the Company's Series H preferred stock at an exercise price of $5.00 per share. These warrants were issued in connection with the Series H preferred stock financing, and expire on December 31, 2001. The value of these warrants was included with the Series H preferred stock issued on that date and converted to common stock at the initial public offering. The Company has determined that the consideration received represents the fair value of the combined instruments.

    In December 2000, the Company issued warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $29.625. These warrants were issued in connection with an equipment financing agreement. The warrants expire on July 26, 2001. The value assigned to these warrants was $24,900, which will be amortized as interest expense over the equipment financing agreement term.

  STOCK OPTION PLANS

    The 1995 Incentive Stock Plan (1995 Plan) was terminated as of the effective date of the initial public offering in March 2000, and no new stock options may be granted thereunder. The termination of the 1995 Plan will have no effect on the options that have been granted thereunder. Stock options granted under the 1995 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options were granted with exercise prices of not less than the fair value of the common stock on the date of grant, as determined by the Board of Directors. Nonstatutory options were granted with exercise prices of not less than 85% of the fair value of the common stock on the date of the grant, as determined by the Board of Directors. All options granted have a term not greater than 10 years from the grant date. The options granted generally vest ratably over a period ranging from four to six years.

    The 2000 Equity Incentive plan (2000 Plan) was adopted in 2000 and allows the granting of options, stock bonuses and rights to acquire restricted stock of up to 5,000,000 shares of common stock to employees, consultants, and directors.

    On December 31 of each year, starting with December 31, 2000 and continuing through December 31, 2008, the share reserve will automatically be increased by a number of shares equal to the lesser of:

  •
  1% of the then outstanding shares of common stock on a fully diluted basis;

  •
  2,000,000 shares; or

  •
  a lesser number of shares to be determined by the board of directors.

    As of December 31, 2000, the share reserve was increased by 1,634,623 shares.

    Stock options granted under the 2000 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted with exercise prices of not less than the common stock price on the date of the grant. Nonstatutory options may be granted with exercise prices of not less than 85% of the common stock price on the date of the grant. All options are to have a term not greater than 10 years from the grant date. The Board of Directors shall determine the time or times during the term when the options may be exercised and the number of shares for which an option may be granted. Options generally vest ratably over a period ranging from four to six years.

    A summary of the Company's stock option activity and related information follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 1997	1,431,585	$0.27
Granted	1,128,800	$0.99
Exercised	(205,253)	$0.19
Cancelled	(138,650)	$0.53

Balance at December 31, 1998	2,216,482	$0.63
Granted	2,160,782	$1.54
Exercised	(338,124)	$0.27
Cancelled	(292,244)	$0.92

Balance at December 31, 1999	3,746,896	$1.16
Granted	2,537,475	$15.17
Exercised	(532,288)	$0.88
Cancelled	(557,786)	$1.61

Balance at December 31, 2000	5,194,297	$7.73

    At December 31, 2000, 1999 and 1998, options to purchase 1,026,584, 818,569 and 690,253 shares, respectively, of common stock were exercisable. The following table summarizes information about options outstanding at December 31, 2000:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range of Exercise Price	Number of Shares		Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
		(Years)
$0.10-$0.90	525,284	6.0	$0.32	475,329	$0.29
$1.00-$1.00	793,896	7.6	$1.00	191,095	$1.00
$1.50-$1.50	958,687	8.6	$1.50	215,849	$1.50
$2.00-$2.00	474,335	9.0	$2.00	105,430	$2.00
$4.00-$4.00	321,519	9.1	$4.00	13,188	$4.00
$8.00-$12.63	271,667	9.3	$11.61	8,950	$11.46
$13.19-$13.75	499,200	9.8	$13.30	3,197	$13.19
$15.63-$15.63	1,012,209	9.8	$15.63	9,190	$15.63
$25.50-$29.63	337,500	9.6	$29.41	4,356	$29.63

	5,194,297	8.7	$7.73	1,026,584	$1.30

    The weighted-average fair value of options granted during 2000, 1999, and 1998 was $15.06, $5.50 and $0.09, respectively.

    Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model in 2000 and the minimum value method in 1999 and 1998 with the following weighted-average assumptions.

	Years ended December 31,
	2000	1999	1998
Risk-free interest rates	6.00%	5.50%	5.00%
Volatility	0.75	n/a	n/a
Dividend yield	—	—	—
Expected life of option	5 years	4.5 years	4 years

    Pro forma net loss information applying the Black-Scholes option pricing model used in 2000 and minimum value method used in 1999 and 1998 to the Company's stock options granted is as follows. Future pro forma net income (loss) results may be materially different from actual amounts reported.

	Years ended December 31,
	2000	1999	1998
Net loss-as reported	$(45,576)	$(23,115)	$(17,382)
Net loss-pro forma	$(47,061)	$(25,172)	$(17,429)
Basic and diluted net loss per share-as reported	$(2.02)	$(21.62)	$(20.89)
Basic and diluted net loss per share-pro forma	$(2.09)	$(23.55)	$(20.95)

    During the years ended December 31, 2000, 1999, and 1998, in connection with the grant of certain stock options to employees and officers, the Company recorded deferred stock compensation of $722,000, $12,486,000, and $1,193,000, respectively, representing the difference between the exercise price and the deemed fair value of the Company's common stock for financial reporting purposes on the date such stock options were granted. Subsequent to the initial public offering, the fair value of the common stock was determined based on the closing price of the stock on the Nasdaq stock exchange as of the grant date. In previous years, when the stock was not yet publicly traded, the deemed fair value of the common stock was based on an analysis of key events and milestones in our research and development programs, including progress with clinical studies and FDA regulatory matters, and the closing of preferred stock financings. The weighted average deemed fair value of the common stock associated with stock options granted during the years ended December 31, 2000, 1999, and 1998 was $9.39, $7.66 and $2.11 per share, respectively. Deferred compensation is included as a component of stockholder's equity and is being amortized to expense on a straight-line basis over the vesting period of the options, ranging from four to six years. During the years ended December, 31, 2000, 1999, and 1998 the Company recorded amortization of deferred stock compensation expense of approximately $3,174,000, $981,000, and $48,000, respectively.

  2000 EMPLOYEE STOCK PURCHASE PLAN

    In January 2000, the board adopted the 2000 Employee Stock Purchase Plan (the "purchase plan"), which was approved by stockholders in February 2000, authorizing the issuance of 500,000 shares of common stock pursuant to purchase rights granted to employees.

    On December 31 of each year, starting with December 31, 2000 through December 31, 2008, the share reserve will automatically be increased by a number of shares equal to the lesser of:

  •
  1% of the then outstanding shares of common stock on a fully diluted basis;

  •
  500,000 shares; or

  •
  a lesser number of shares to be determined by the board of directors.

    As of December 31, 2000, the Company did not increase the share reserve.

    The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

    The purchase plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the purchase plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The initial offering period commenced on the effective date of the initial public offering.

    As of December 31, 2000, 49,287 shares of common stock have been purchased under the purchase plan. The fair value of the employee's purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2000: risk free interest rate of 6.0%; dividend yield of zero; and expected volatility factor of .75; and an expected life of 6 months. The weighted-average fair value for rights issued under the purchase plan for 2000 was $2.79.

7. LICENSING, RESEARCH, AND TECHNOLOGY CONTRACTS

    In January 2000, the Company entered into a collaborative research and license agreement with NAEJA Pharmaceutical Inc. to perform research activities for initial non-clinical and pre-clinical research of products including manufacturing scale-up work. The goal was to identify and optimize compounds with antifungal or antibacterial activity, for commencement of IND-enabling studies, and subsequent studies necessary for development and commercialization of such compounds. The Company is responsible for the development of the licensed product. The Company paid a license fee of $750,000 in late 1999 at the signing of the agreement. In addition, NAEJA, at the Company's cost, has maintained six full time equivalent employees (FTE) at an annualized rate of $125,000 per FTE. In 2000, the company incurred $750,000 in expenses related to this collaboration. In aggregate, payments totaling $1,500,000 have been made to NAEJA through December 31, 2000. In November 2000, the agreement was terminated effective May 2001. In accordance with the termination agreement, the Company has a remaining obligation of $250,000 in 2001.

    In 2000, the Company continued its collaborative research and license agreement with BioSource Pharm, Inc. ("BioSource") to conduct fermentation, chemical design, synthesis, and/or modification activities to Polyene Compounds and Amphomycin-Related Compounds. In May 2000, the Company extended the agreement and increased the scope of research for which the Company increased payments to $125,000 (from $75,000) per calendar quarter. The Company paid a total of $450,000 to BioSource in 2000 as a result of the collaboration.

    During 1998, the Company recorded $2,000,000 in license fee expense in connection with the purchase of rights from Biosearch Italia S.p.A. to develop and commercialize ramoplanin, which was a phase I clinical-stage product candidate. At the date of the agreement, the full scientific feasibility of the product candidate had not been established. The Company is responsible for the development of the licensed product. Biosearch has agreed to manufacture all Company bulk product requirements for development and commercialization at an agreed to transfer price and royalty percentage, although the Company has the ability to elect to manufacture the product. The purchase price, which was expensed as in-process research and development as the rights had no alternative future use, consisted of the issuance of 250,000 shares of Series F preferred stock at $4.00 per share and $1,000,000 in cash. In 1998, the Company incurred a milestone of $2,000,000 for the commencement of the phase II clinical trial. In 2000, the Company recorded a $2,500,000 milestone payment to Biosearch Italia for the commencement of Phase III clinical studies. The Company may pay up to an additional $9,500,000 in license fees and milestone payments, if specified research and development goals are reached. The goals that will result in additional payments include commencement of clinical trials, drug approvals, and product sales. The Company expects to expense any such future payments made prior to receipt of

FDA marketing approval as research and development expense, and payments made upon or after FDA approval are expected to be capitalized and amortized over the applicable benefit period.

    In January 1997, the Company entered into an agreement with PolyPeptide Laboratories A/S to develop a manufacturing process for its drug substance iseganan HCl, previously referred to as Protegrin IB-367, and was obligated to pay up to $2,895,000 based upon achievement of certain development milestones. The Company also entered into a related purchase and supply agreement with PolyPeptide. For the years ended December 31, 2000, 1999 and 1998, the Company has incurred milestone payments of approximately $120,000, $760,000 and $1,025,000, respectively, under the agreement, which were charged to research and development expense.

    From 1994 to 1997, the Company entered into a series of agreements with The Regents of the University of California under which it obtained certain licenses to its protegrin technology under development. In consideration for the license, the Company has made certain payments totaling $125,000, and agreed to pay The Regents of the University of California additional amounts and specified royalties upon occurrence of certain events related to the development of the technology. These events include commencement of clinical trials, drug approvals, and product sales.

8. INCOME TAXES

    As of December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $86,000,000 and $11,000,000, respectively, which expire in the years 2002 through 2020. The Company also had federal research and development tax credits of approximately $1,800,000, which expire in the years 2009 through 2020.

    Utilization of the Company's net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of net operating losses before utilization.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2000	1999
Net operating loss carryforwards	$29,800	$17,300
Research credits	2,600	1,400
Capitalized research and development	3,800	1,200
Intangible assets	1,500	1,500
Non-deductible accruals	1,200	—
Other	100	(300)

Total deferred tax assets	39,000	21,100
Valuation allowance	(39,000)	(21,100)

Net deferred tax asset	$—	$—

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $17,900,000, $8,500,000 and $7,400,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

9. QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands, except per share amounts)

	2000				1999
	First	Second	Third	Fourth	First	Second	Third	Fourth
Total revenues	$—	$—	$—	$—	$1,380	$2,116	$1,726	$2,641
Gross profit	—	—	—	—	1,380	2,116	1,726	2,641
Operating loss	(7,575)	(13,240)	(13,510)	(16,387)	(5,019)	(5,946)	(5,467)	(7,889)
Net loss	(7,298)	(11,421)	(11,825)	(15,032)	(4,712)	(5,704)	(5,278)	(7,421)
Net loss per share:
Basic and diluted	(2.62)	(0.39)	(0.41)	(0.52)	(4.71)	(5.42)	(5.01)	(6.34)
Pro forma	(0.34)				(0.27)	(0.32)	(0.30)	(0.37)

10. EVENTS SUBSEQUENT TO THE INDEPENDENT AUDITORS' REPORT (UNAUDITED)

    In January 2001, the Company entered a strategic drug discovery, development and licensing agreement with Diversa Corporation (Diversa) to identify novel types of antimicrobial drugs. Under the terms of this agreement, the companies will collaborate to identify and develop novel drugs derived from Diversa's recombinant natural product libraries that demonstrate antibacterial or antifungal properties. Diversa will receive technology access fees, research support, and success-based milestone payments for each drug developed as well as royalties on any products commercialized under the agreement. The technology access fee under this agreement is $3.0 million with the first fee payment of $1.0 million paid in January 2001, $1.0 million fee payable on December 1, 2001 and the final $1.0 million fee payable on December 1, 2002. In exchange, IntraBiotics will have an exclusive, worldwide license to any products identified and developed during the collaboration.

    In January 2001, the Company entered into a renewable, two-year research and technology licensing agreement for the discovery of new anti-infective therapies with Albany Molecular Research, Inc. (AMRI). The agreement provides that AMRI will receive technology access fees, research funding, and success-based milestone payments for each drug discovered during the collaboration and developed by our sublicensees or us. AMRI will also be entitled to royalty payments on any third and subsequent products resulting from the collaboration. The Company paid an initial signing fee of $200,000 under this agreement in January 2001. In addition, the technology access fee is $400,000, payable in eight quarterly payments of $50,000 beginning in January 2001 through November 2002. In exchange, the Company will have an exclusive, worldwide license to develop and commercialize drugs that emerge from the collaboration.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information regarding our executive officers appears in Item 4A of this Form 10-K. The information required by the item relating to our directors is incorporated by reference from IntraBiotics Pharmaceuticals' proxy statement related to the 2001 annual stockholders meeting to be held on June 1, 2001 to be filed with the Securities and Exchange Commission (2001 Proxy Statement).

Item 11. Executive Compensation

    The information required by this item is incorporated by reference from the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated by reference from the 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

    The information required by this item is incorporated by reference from the 2001 Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements and Schedules

  See index to Financial Statements at Item 8 of this Form 10-K.

  All financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements and the related notes.

  2. Exhibit Index

Exhibit Number	Description
3.1†	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2†	Bylaws, as currently in effect.
4.1†	Amended and Restated Investor Rights Agreement, dated October 15, 1999.
10.1†	Form of Indemnity Agreement.
10.2†	Amended and Restated 1995 Stock Option Plan and related documents.
10.3†	2000 Equity Incentive Plan and related documents.
10.4††	Purchase Supply Agreement by and between IntraBiotics and Polypeptide dated January 3, 1997.
10.5††	Development Supply Agreement by and between IntraBiotics and Polypeptide dated January 3, 1997 and Amendment dated July 1, 1997.
10.6††	Second Amendment to the License Agreement by and IntraBiotics and The Regents of the University of California dated June 12, 1996.
10.7††	Third Amendment to the License Agreement by and between IntraBiotics and The Regents of the University of California dated September 16, 1997.
10.8††	License and Supply Agreement by and between IntraBiotics and Biosearch Italia S.p.A. dated May 8, 1998.
10.9†	2000 Employee Stock Purchase Plan and related documents.
10.10†	Lease by and between IntraBiotics and 1245 Terra Bella Partners dated April 30, 1997.
10.11†	Standard Industrial/Commercial Single Tenant Lease by and between IntraBiotics and Clint S. Carter and Esther Carter Family Trust dated July 31, 1998 and First Amendment to Standard Industrial/Commercial Single Tenant Lease by and between IntraBiotics and Clint S. Carter and Esther Carter Family Trust dated August 12, 1998.
10.12†	Financing Agreement by and between IntraBiotics and G.E. Capital Equipment dated March 15, 1999.
10.13†	Loan and Security Agreement by and between IntraBiotics and Silicon Valley Bank dated August 25, 1999.
10.14†	Warrant to Purchase Series H Preferred Stock dated October 15, 1999 to Investor (Guernsey) Ltd.
10.15†	Warrant to Purchase Series H Preferred Stock dated October 15, 1999 to Vulcan Ventures, Inc.
10.16†	Warrant to Purchase Series H Preferred Stock dated October 15, 1999 to New England Partners Capital, Inc.

10.17†	Warrant to Purchase Series H Preferred Stock dated October 15, 1999 to Jonathan Reingold.
10.18†	Warrant to Purchase Series D Preferred Stock dated October 10, 1997 to Lease Management Services, Inc.
10.19†	Warrant to Purchase Series B Preferred Stock dated July 20, 1995 to Lease Management, Inc.
10.20†	Lease Agreement by and between IntraBiotics and EOP-Shoreline Technology Park, LLC dated February 7, 2000.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

†
Incorporated by reference from IntraBiotics Pharmaceuticals Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

††
Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRABIOTICS PHARMACEUTICALS, INC.
By	/s/ KENNETH J. KELLEY Kenneth J. Kelley Chairman of the Board President and Chief Executive Officer

Date: March 23, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH J. KELLEY Kenneth J. Kelley	Chairman of the Board, President and Chief Executive Officer	March 23, 2001
/s/ SANDRA J. WROBEL Sandra J. Wrobel	Chief Financial Officer	March 23, 2001
/s/ JANE E. SHAW Jane E. Shaw	Director	March 23, 2001
/s/ MICHAEL BIGHAM Michael Bigham	Director	March 23, 2001
/s/ FRITZ BUHLER Fritz Buhler	Director	March 23, 2001
/s/ GARY A. LYONS Gary A. Lyons	Director	March 23, 2001
/s/ KATHLEEN D. LAPORTE Kathleen D. Laporte	Director	March 23, 2001
/s/ LIZA PAGE NELSON Liza Page Nelson	Director	March 23, 2001
/s/ JOHN M. PADFIELD John M. Padfield	Director	March 23, 2001
/s/ JACK S. REMINGTON Jack S. Remington	Director	March 23, 2001

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
RISKS RELATED TO OUR BUSINESS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
IntraBiotics Pharmaceuticals, Inc. Index To Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES