Form 10-K405/A
period 2000-12-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2001-04-10
CIK 1103390

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

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

    In clinical trials, iseganan HCl oral solution has been well tolerated and does not appear to be absorbed into the bloodstream. In January 2001, we completed enrollment in the first of our randomized double blind, placebo-controlled phase III clinical trials to further assess the safety and efficacy of iseganan HCl oral solution in patients receiving chemotherapy. However, we also discovered an error in a computer program used by a subcontractor to randomly dispense drug and placebo during this trial. As a result, the data from some patients may not be interpreted and the study is now powered with an 82% likelihood of showing efficacy, as compared to the 90% likelihood in the planned study design. We have filed an arbitration demand against the subcontractor in an attempt to recover some of our clinical trial expenses. We anticipate the presentation of results from the phase III oral mucositis trial in chemotherapy patients in the second quarter of 2001. Our second phase III clinical trial evaluating the safety and efficacy of iseganan HCl oral solution for the prevention of oral mucositis in patients receiving radiotherapy for cancer of the head and neck continues to enroll patients.

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

Ramoplanin Ointment for the Eradication of Nasal Staphylococcus Aureus

    We have evaluated the safety and efficacy of ramoplanin ointment for the reduction in nasal carriage of Staphylococcus aureus (S. aureus) in a phase I study. Nasal carriers of S. aureus have an increased risk of developing surgical wound infections. The dosage forms evaluated to date have not demonstrated a sufficient reduction in the S. aureus levels. We continue to evaluate in model laboratory systems new formulations to achieve the targeted reduction. We cannot be certain that topical forms of ramoplanin will prove to be safe or effective in eradication of nasal S. aureus, will receive regulatory approvals, or will be successfully commercialized.

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

    We have also completed two earlier stage trials for other uses of the antibiotic iseganan HCl. These uses are to prevent infections of patients either with breathing assistance from a mechanical ventilator or with a specific disease, Cystic Fibrosis. We obtained data from a human clinical trial that tested for preliminary efficacy and safety, known as a phase IIa trial, for iseganan HCl oral solution in patients on ventilators. We also obtained data from a human clinical trial that tested for preliminary safety, known as a phase I trial, for iseganan HCl solution for inhalation, previously referred to as Protegrin IB-367 Aerosol, in patients with Cystic Fibrosis. The data from each of these trials support the advancement to the next stage of human clinical testing for each of these two products, but we currently plan to obtain sufficient capital and human resources before proceeding to these next trials.

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

    We expect that research and development expenses may increase significantly in the future if we are able to advance new and existing product candidates into later stages of clinical development. Our research and development expenses may also fluctuate due to many factors, including the rate of patient enrollment and the ability to adequately obtain data about patients after their treatment in our clinical trials. For example, we have experienced a material delay in our phase III clinical trial for ramoplanin oral powder and may have additional delays in any of our clinical trials in the future. In addition, in January 2001, we completed enrollment in our phase III clinical trial for iseganan HCl oral solution in patients receiving chemotherapy. However, we discovered an error in a computer program used by a subcontractor to randomly dispense drug and placebo during this trial. As a result, the data from some patients may not be interpreted and the study is now powered with an 82% likelihood of showing efficacy, as compared to the 90% likelihood in the planned study design. We have filed an arbitration demand against the subcontractor in an attempt to recover some of our clinical trial expenses. In addition, the FDA might apply different statistical standards to the results of the study due to this dispensing error, which could also cause the trial to fail to achieve statistical significance. The FDA may also request that we conduct another or a supplemental phase III trial.

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

    At December 31, 2000, future minimum lease payments under operating leases and principal payments under the equipment financing arrangements and term loan agreement are as follows (in thousands):

	Operating Leases	Equipment Financing Arrangements	Term Loan Agreement
2001	$4,604	$2,515	$1,114
2002	5,576	2,391	1,227
2003	5,759	2,096	1,351
2004	5,512	269	975
2005	5,160	—	—
Thereafter	30,016	—	—

Total minimum payments required	$56,627	7,271	4,667

Less current portion		(2,515)	(1,114)

Long-term portion		$4,756	$3,553

6. STOCKHOLDERS' EQUITY

  COMMON STOCK RESERVED FOR FUTURE ISSUANCE

    Shares of common stock of the Company reserved for future issuance at December 31, 2000 were as follows:

Stock option plans	9,750,012
Warrants	635,000
Employee stock purchase plan	500,000

Total shares reserved for future issuance	10,885,012

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

  •
  5% of the then outstanding shares of common stock on a fully diluted basis;

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

    As of December 31, 2000, the share reserve was increased by 49,287 shares.

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

    In 2000, the Company continued its collaborative research and license agreement with BioSource Pharm, Inc. ("BioSource") to conduct fermentation, chemical design, synthesis, and/or modification activities to the IB-880 and IB-863 series of compounds. In May 2000, the Company extended the agreement and increased the scope of research for which the Company increased payments to $125,000 (from $75,000) per calendar quarter. The Company paid a total of $450,000 to BioSource in 2000 as a result of the collaboration.

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

    In March 2001, the Company completed a third draw against the $7.6 million equipment financing agreement. The third draw was for $1.2 million with a loan term of 48 months and an average annual interest rate of 9.64%. The remaining balance available under this agreement of $1.7 million can be drawn down on or before July 31, 2001.

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

Date: April 9, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH J. KELLEY Kenneth J. Kelley	Chairman of the Board, President and Chief Executive Officer	April 9, 2001
/s/ SANDRA J. WROBEL Sandra J. Wrobel	Chief Financial Officer	April 9, 2001
/s/ JANE E. SHAW Jane E. Shaw	Director	April 9, 2001
/s/ MICHAEL BIGHAM Michael Bigham	Director	April 9, 2001
/s/ FRITZ BUHLER Fritz Buhler	Director	April 9, 2001
/s/ GARY A. LYONS Gary A. Lyons	Director	April 9, 2001
/s/ KATHLEEN D. LAPORTE Kathleen D. Laporte	Director	April 9, 2001
/s/ LIZA PAGE NELSON Liza Page Nelson	Director	April 9, 2001
/s/ JOHN M. PADFIELD John M. Padfield	Director	April 9, 2001
/s/ JACK S. REMINGTON Jack S. Remington	Director	April 9, 2001

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