Form 10-Q
period 2001-03-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2001-05-11
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 0-29993

INTRABIOTICS PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-3200380
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2021 STIERLIN COURT, MT. VIEW, CA	94043
(Address of principal executive offices)	(zip code)

(650) 526-6800
(Registrant’s telephone number including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                         No ☐

         There were 29,297,793 shares of the Company’s Common Stock, par value $.001, outstanding on April 30, 2001.

INTRABIOTICS PHARMACEUTICALS, INC.

FORM 10-Q
QUARTER ENDED MARCH 31, 2000

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

(UNAUDITED)

	MARCH 31, 2001	DECEMBER 31, 2000
Assets		(Note 1)
Current assets:
Cash and cash equivalents	$41,922	$38,983
Restricted cash deposits	1,371	1,371
Short-term investments	23,601	45,711
Other current assets, primarily prepayments and deposits	10,393	10,101

Total current assets	77,287	96,166

Property and equipment, net	14,964	12,056

Other assets	66	66

Total assets	$92,317	$108,288

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,070	$1,680
Accrued clinical costs	4,056	3,236
Accrued employee liabilities	991	625
Other accrued liabilities	1,021	854
Current financing obligations	3,896	3,629

Total current liabilities	12,034	10,024

Long-term financing obligations	8,342	8,309

Stockholders equity:
Common stock	29	29
Additional paid-in capital	198,235	198,388
Deferred stock compensation	(9,366)	(10,198)
Accumulated other comprehensive income	206	186
Accumulated deficit	(117,163)	(98,450)

Total stockholders' equity	71,941	89,955

Total liabilities and stockholders' equity	$92,317	$108,288

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2001	2000

Operating expenses:
Research and development	$15,524	$5,438
General and administrative	4,108	2,137

Total operating expenses	19,632	7,575

Operating loss	(19,632)	(7,575)

Interest income	1,227	414
Interest expense	(308)	(137)

Net loss	$(18,713)	$(7,298)

Basic and diluted net loss per share	$(0.64)	$(2.62)

Shares used to compute basic and diluted net loss per share	29,260	2,785

Pro forma basic and diluted net loss per share		$(0.34)

Shares used to compute pro forma basic and diluted net loss per share		21,659

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2001	2000
Operating activities
Net loss	$(18,713)	$(7,298)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	462	286
Amortization of deferred stock compensation	649	794

Change in assets and liabilities
Other current assets	(292)	(423)
Accounts payable	390	(1,334)
Accrued clinical liabilities	820	(171)
Accrued employee liabilities	366	-
Other accrued liabilities	167	753
Amount payable to contract partner	-	(1,677)
Net cash used in operating activities	(16,151)	(9,070)

Investing activities
Capital expenditures	(3,370)	(1,065)
Maturities of short-term investments	22,130	2,036
Net cash provided by investing activities	18,760	971

Financing activities
Proceeds from issuance of common stock	30	103,789
Proceeds from financing obligations	1,209	1,166
Payments on financing obligations	(909)	(266)
Net cash provided by financing activities	330	104,689

Net increase in cash and cash equivalents	2,939	96,590

Cash and cash equivalents at beginning of period	38,983	18,862

Cash and cash equivalents at end of period	$41,922	$115,452

Supplemental disclosure of cash flow information
Interest paid	$308	$137

Supplemental disclosure of non-cash information
Conversion of preferred stock to common stock	$-	$79,609
Deferred compensation (termination)	$(183)	$2,645

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

             Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by generally accepted accounting principles) have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company’s financial position as of March 31, 2001 and December 31, 2000, and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000.

             The results of operations of the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, which are contained in the Company’s Annual Report on Form 10-K, as amended, and filed with the Securities and Exchange Commission.  The accompanying condensed Balance Sheet as of December 31, 2000 is derived from such audited financial statements.

             Comprehensive loss is primarily comprised of net loss and net unrealized gains or losses on available-for-sale securities.  There is no material difference between the reported net loss and the comprehensive loss for all periods presented.

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 133 (as deferred by SFAS 137) is effective for the Company’s year ending December 31, 2001. As the Company does not currently hold derivatives or engage in hedging transactions, there was no current impact to the Company’s results of operations, financial position, or cash flows upon the adoption of SFAS 133 in the quarter ended March 31, 2001.

Note 2. Lease Commitments and Equipment Financing Arrangements

             The Company leases its facilities under operating lease agreements, which expire in July 2004 and April 2011. At March 31, 2001 and December 31, 2000, the Company has restricted cash of $1,371,000 in connection with these leases.

             In December 2000, the Company entered into an equipment financing agreement to finance up to $7.6 million of equipment.  The interest rate varies according to U.S. Treasury rates.  In December 2000, the Company completed two draws against this arrangement.  The first draw was for $3.8 million with a loan term of 36 months and an average annual interest rate of 9.98%.  The second draw was for $945,000 with a term of 48 months and an average annual interest rate of 9.64%.  In March 2001, the Company completed a third draw for $1.2 million with a loan term of 48 months and an average annual interest rate of 9.64%.  The remaining balance available under this agreement of $1.7 million can be drawn down on or before July 31, 2001.

Note 3. Cash, Cash Equivalents and Short-term Investments

             The Company invests its excess cash in short-term money market funds and commercial paper. The following is a summary of the Company's cash, cash equivalents, restricted cash deposits and investments by major security type at their fair market value, based on quoted market values:

	MARCH 31,	DECEMBER 31,
	2001	2000
	(IN THOUSANDS)

	(UNAUDITED)

Operating cash	$344	$723
Money market	41,578	38,260
Certificates of deposit	1,371	1,371
Commercial paper	23,601	45,711
	$66,894	$86,065

Amounts included in cash and cash equivalents and restricted cash deposits	$43,293	$40,354
Amounts included in short-term investments	23,601	45,711
	$66,894	$86,065

The Company classifies all securities as either cash and cash equivalents or available for sale.

Note 4. Net Loss Per Common Share

             Net loss per share has been computed according to Financial Accounting Standards Board Statement No. 128, “Earnings Per Share” (“SFAS 128”), which requires disclosure of basic and diluted earnings per share.  Basic and diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.  Diluted earnings per share include the impact of potentially dilutive securities.  As the Company’s potentially dilutive securities (convertible preferred stock, stock options, and warrants) were antidilutive for all periods, they were not included in the computation of weighted-average shares used in computing diluted net loss per share.

             Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted into common stock upon completion of the Company’s initial public offering of common stock from the original date of issuance.

             The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2001	2000

	(UNAUDITED)
Basic and diluted:
Net loss	$(18,713)	$(7,298)

Weighted-average shares used in computing basic and diluted net loss per share	29,260	2,785

Basic and diluted net loss per share	$(0.64)	$(2.62)

Pro forma basic and diluted:
Shares used above		2,785
Pro forma adjustment to reflect weighted-average effect of conversion of preferred stock from the date of issuance		18,874

Total weighted-average shares of common stock outstanding		21,659

Pro forma basic and diluted net loss per share		$(0.34)

Note 5. Agreements

             In April 2001, the Company entered into a  research collaboration with Cetek Corporation (Cetek).   This research collaboration will allow IntraBiotics to utilize Cetek's proprietary capillary electrophoresis (CE) screening technology to identify compounds with antibacterial or antifungal properties. Cetek will receive an initiation fee and milestone payments for achievement of various goals under the agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “RISKS RELATED TO OUR BUSINESS” below.  The following discussion should be read in conjunction with the financial statements and notes included elsewhere herein.  Except as required by law, IntraBiotics disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

OVERVIEW

             IntraBiotics Pharmaceuticals, Inc. develops and intends to commercialize new antibacterial and antifungal drugs for the prevention or treatment of serious infectious diseases. We have initiated expanded human clinical trials to test for efficacy and safety, known as phase III trials, for our two lead product candidates. These are iseganan HCl oral solution for the treatment of oral mucositis, a side effect of anti-cancer therapies, and ramoplanin powder for the prevention of infections due to Vancomycin-Resistant Enterococci, or VRE.  We recently completed the first of two phase III trials for iseganan for patients undergoing chemotherapy.   This trial met its secondary endpoint of reducing pain and demonstrated safety but missed its primary endpoint of reducing ulceration in terms of statistical significance.   However, we believe that this trial underestimates the true benefit of iseganan because a subcontractor mistakenly randomized certain patients to receive a mixture of active drug or placebo during their treatment periods which damaged the statistical power of the trial.   We are enrolling patients in a second phase III trial of iseganan for patients undergoing radiotherapy as well as a phase III trial for Ramoplanin Oral.  We previously obtained data from human clinical trials that test for preliminary safety and efficacy, known as phase II trials, that indicate each of these products was well tolerated and support these efficacy trials. We completed a Phase IIa trial that demonstrated safety and microbiological efficacy for iseganan HCl oral solution in patients on mechanical ventilators that support further efficacy trials for the prevention of pneumonia.  We completed additional chemistry and biology research to optimize the properties of a new antibacterial compound and a new antifungal compound.  Finally, we entered into three research collaborations with Diversa Corporation, Cetek, Inc. and Albany Molecular Research, Inc., to increase our research capabilities for new antimicrobial drugs.

             We have incurred significant losses since inception and expect to incur substantial losses for the foreseeable future.  As of March 31, 2001, the Company’s accumulated deficit was approximately $117.2 million.

RESULTS OF OPERATIONS

Three month periods ended March 31, 2001 and 2000

             IntraBiotics had no product sales or contract revenue for the three-month periods ended March 31, 2001 and 2000.  The Company does not anticipate any product revenue in the near future.

             Research and development expenses increased to $15.5 million in the three-month period ended March 31, 2001 from $5.4 million for the same period in 2000.  The increase was attributable to higher personnel and payroll expenses, technology access fees, clinical trial activity, facilities and consulting expenses.  We are evaluating our research and development spending in response to the recent Iseganan HCl oral solution (previously referred to as Protegrin IB-367) chemotherapy phase III clinical trial result announced in April 2001. These results indicated that the product candidate did not meet its primary endpoint of reducing ulceration, but did meet its secondary endpoint of reducing pain and was well tolerated.

             General and administrative expenses increased to $4.1 million in the three-month period ended March 31, 2001 from $2.1 million for the same period in 2000.  The increase was primarily attributed to increased personnel and payroll expenses, consulting, legal, professional, travel and other expenses associated with increased business development activities.  We are evaluating our general and administrative spending  in response to the recent Iseganan HCl oral solution chemotherapy phase III clinical trial result announced in April 2001. These results indicated that the product candidate did not meet its primary endpoint of reducing ulceration, but did meet its secondary endpoint of reducing pain and was well tolerated.

             In connection with the grant of certain stock options to employees, the Company recorded deferred compensation of $2.6 million in the three-month period ended March 31, 2000 and none in the three month period ended March 31, 2001.   In the three month period ended March 31, 2001, there was a reduction in deferred compensation of $183,000 due to employee terminations.  Deferred compensation represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant.  Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options.

             We expensed $649,000 of deferred compensation during the three-month period ended March 31, 2001, compared to $794,000 of deferred compensation for the same period in 2000.  The decrease in deferred compensation expense was due to the cancellation of options for terminated employees.  These amounts were expensed to research and development and to general and administrative expense based on the deferred compensation liability attributed to each department.  The research and development deferred compensation amortization expense in the three-month periods ended March 31, 2001 was $376,000, down from $460,000 for the same period in 2000.  The general and administrative deferred compensation amortization expense in the three-month period ended March 31, 2001 was $273,000, down from $334,000 for the same period in 2000.   We expect that deferred compensation expense will decrease due to employee terminations.

             Interest income increased to $1.2 million in the three-month period ended March 31, 2001 from $414,000 for the same period in 2000.  The increase in interest income resulted from the increase in average cash and investment balances primarily due to the Company’s prior financing activities.  Interest expense increased to $308,000 for the three-month period ended March 31, 2001, from $137,000 for the same period in 2000.  The increase was primarily attributed to additional equipment financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

             At March 31, 2001, we had cash, cash equivalents and short-term investments of $66.9 million including restricted cash deposits of approximately $1.4 million in connection with standby letters of credit for leased facilities and short-term investments of $23.6 million.  The Company regularly invests excess funds in short-term money market funds and commercial paper.

             Net cash used in operating activities for the three-month periods ended March 31, 2001 and 2000 was $16.2 million and $9.1 million, respectively.  Cash used in operating activities in the three-month period ended March 31, 2001 was primarily the result of net losses and increased prepaid expenses primarily for clinical trials, offset by increases in accounts payable, accrued clinical liabilities, accrued employee liabilities, asset depreciation and amortization and deferred stock compensation amortization. Cash used in operating activities in the three-month period ended March 31, 2000 was primarily the result of net losses, increased prepaid expenses primarily for clinical trials and decreases in accounts payable, accrued clinical liabilities and amounts payable to contract partner, offset by increases in accrued liabilities, asset depreciation and amortization and deferred stock compensation amortization.

             Net cash provided by investing activities for the three-month periods ended March 31, 2001 and 2000 was $18.8 million and $1.0 million, respectively.  Cash provided by investing activities in the three-month period ended March 31, 2001 was due to the maturities of short-term investments of $22.1 million partially offset by capital expenditures of $3.4 million.  During the three months ended March 31, 2000, the Company used cash to purchase equipment of $1.1 million.

             Net cash provided by financing activities for the three-month periods ended March 31, 2001 and 2000 was $330,000 and $104.7 million, respectively. Cash provided by financing activities for the three-month period ended March 31, 2001 was from $1.2 million in additional financing obligations and $30,000 from the issuance of common stock, partially offset by $909,000 in payments on financing obligations. Cash provided by financing activities for the three-month period ended March 31, 2000, was due to net proceeds from the issuance of common stock, of $103.8 million from the initial public offering, and net proceeds of $900,000 from financing obligations.

             We expect to continue to incur substantial operating losses.  We believe that existing capital resources and interest income will be sufficient to fund our operations for at least the next 12 months.

             Our future capital requirements will depend on many factors, including:

                           • the timing, cost, extent and results of clinical trials;

                           • payments to third parties for manufacturing scale up;

                           • the costs and timing of regulatory approvals;

                           • the costs of acquiring technologies or assets that compliment our business;

                           • the costs of establishing sales, marketing and distribution capabilities;

                           • the progress of our research and development activities;

                           • availability of technology in-licensing opportunities; and

                           • future opportunities for raising capital.

             Until we can generate sufficient cash from our operations, which we do not anticipate in the foreseeable future, we will need to finance future cash needs through private and public financings, including equity financings. We cannot be certain that additional funding will be available when needed or on favorable terms. If funding is not available, we may need to delay or curtail our development and commercialization activities to a significant extent.

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

We will have to re-evaluate our Research and Development and General and Administrative expenses due to the recent Iseganan HCl oral solution (previously referred to as Protegrin IB-367) Phase III chemotherapy trial result.

             In April 2001, we announced preliminary results from our first completed phase III clinical trial of Protegrin IB-367 Rinse for the prevention of oral mucositis in patients undergoing high-dose chemotherapy for the treatment of cancer.  These results indicated that the product candidate did not meet its primary endpoint of reducing ulceration, but did meet its secondary endpoint of reducing pain and was well tolerated.

We expect to continue to incur future operating losses and may never achieve profitability.

             We have never generated revenue from product sales and have incurred significant net losses in each year since inception. We incurred net losses of  $23.1 million in 1999, $45.6 million in 2000 and $18.7 million in the quarter ended March 31, 2001.  Our accumulated deficit was approximately $117.2 million, as of March 31, 2001.  We expect to continue to incur substantial additional losses for the foreseeable future primarily as a result of our clinical trial expense costs, and we may never become profitable. In addition, we will continue to have expenses in pre-clinical research to identify new product candidates and manufacturing and development costs to commercialize ramoplanin and iseganan HCl oral solution, formerly referred to as Protegrin IB-367 Rinse. To date, we have financed our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock in March 2000. We will receive product revenues only if we complete clinical trials with respect to one or more products, receive regulatory approvals and successfully commercialize such products.

We may be forced to raise capital sooner than currently anticipated and if we fail to obtain the capital necessary to fund our operations, we will be unable to develop our drug candidates and may have to cease operations.

             We believe that our current cash, cash equivalents and restricted cash deposits of approximately $43.3 million, short-term investments of approximately $23.6 million and interest income are sufficient to meet our operating and capital requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong. For the quarter ended March 31, 2001 and the years ended December 31, 2000, 1999 and 1998, net cash used for operating activities was $16.2 million, $50.4 million,  $25.1 million and $9.3 million, respectively.  Our future liquidity and capital requirements will depend on many factors, including the timing, cost, extent and results of clinical trials, payments associated with manufacturing scale-up, the costs and timing of regulatory approvals, costs associated with researching drug candidates, securing in-licensing opportunities and conducting pre-clinical research.

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

             We have limited experience in conducting and managing clinical trials. We rely on several contract research organizations, including PharmaNet, Inc. and Amarex Clinical Research, to assist us in managing and monitoring our clinical trials. The FDA may inspect some of our clinical investigational sites, our collaborative partner’s records and our facility and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that the trials were not in compliance, we may be required to repeat the clinical trials. If our contract research organizations fail to perform under our agreements with them, we may face delays in completing our clinical trials or failure of our clinical program.

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

             Our third-party manufacturers and we are required to register manufacturing facilities with the FDA and foreign regulatory authorities. If these facilities become unavailable for any reason or if our contract manufacturers fail to comply with the FDA’s current good manufacturing practices or if our contract manufacturers terminate their agreements with us, we would have to find an alternative source for manufacturing our drug candidates. There are, on a worldwide basis, a limited number of contract facilities in which our drug candidates can be produced according to current good manufacturing practice regulations. In addition, the manufacturing processes for iseganan HCl and ramoplanin are extremely complex and proprietary. If we are unable to continue having iseganan HCl or ramoplanin manufactured by our current contract manufacturers, we do not know if we could engage another contract manufacturer when needed or on acceptable terms, if at all.

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

             We may be unable to compete successfully if other companies develop and commercialize competitive products that are less expensive, more effective, have fewer side effects or are easier to administer than our drug candidates. If we are unable to compete successfully with our drug candidates, physicians may not recommend and patients may not buy our drugs, which would cause our product revenue to decline.

             There are several drugs commercially available or under development that might compete with ramoplanin oral powder and iseganan HCl oral solution. To the best of our knowledge, there are no direct competitors approved or under development for the prevention of VRE bloodstream infections. However, there are two approved products for the treatment of VRE infections, Synercid® and Zyvox®.  For oral mucositis, there is one approved device, Radiacare®, and several drugs in early stage clinical trials. These include two growth factors, keratinocyte growth factor and interleukin-11, as well as a chemoprotective agent, Ethyol®. The companies sponsoring these trials have successfully commercialized products in the past. In addition, there may be products under development of which we are unaware for the prevention of VRE bloodstream infections or the treatment of oral mucositis.

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

             We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. For example, we own or have rights to eight patents and eleven pending patent applications in the U.S. However, the patent position of biopharmaceutical companies involves complex legal and factual questions. We cannot predict the enforceability or scope of any issued patents or those that may issue in the future. Patents, if issued, may be challenged, invalidated or circumvented. Consequently, if any patents that we own or license from third parties do not provide sufficient protection, our competitive position would be weakened. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed.  In addition, we may not be issued patents for our pending patent applications, those we may file in the future, or those we may license from third parties.

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

             The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights.  Although we are not currently a party to any lawsuits, third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. The defense and prosecution of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally are costly and time-consuming to pursue and their outcome is uncertain. If we become involved in any of these proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may result in the invalidation of our patents, subject us to significant liabilities or require us to seek licenses that may not be available from third parties on satisfactory terms, or at all. Our stock price could decline based on any public announcements related to litigation or interference proceedings initiated or threatened against us.

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

             Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 51% of our outstanding common stock. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

             In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of us. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our common stock.

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

             • economic and other external factors; and

             • period-to-period fluctuations in our financial results and changes in analysts’ recommendations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

             The primary objective of our investment activities is to preserve our capital until it is required to fund operations at the same time maximizing the income we receive from our investments without significantly increasing risk.  We own financial instruments that are sensitive to market risks as part of our investment portfolio.  To minimize this risk, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and commercial paper.  The average maturity of all our investments in the first quarter of 2001 was less than one year.  Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of March 31, 2001 and December 31, 2000 and 1999. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)         List of Exhibits

Number                     Exhibit Description
10.21                          Diversa Corporation Agreement
10.22                          New Chemical Entities, Inc. Agreement

             (b)        Reports on Form 8-K

             The Company did not file a report on Form 8-K during the quarter ended March 31, 2001.

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IntraBiotics Pharmaceuticals, Inc.

May 10, 2001	Kenneth J. Kelley
Chairman of the Board,
President and Chief Executive Officer

May 10, 2001	Sandra J. Wrobel
Chief Financial Officer