Form 10-Q/A
period 2001-03-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2001-05-16
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

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

FORM 10-Q/A
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

OVERVIEW

             IntraBiotics Pharmaceuticals, Inc. develops a portfolio of new antibacterial and antifungal drugs for the prevention or treatment of serious infectious diseases. We have initiated expanded human clinical trials to test for efficacy and safety, known as phase III trials, for two product candidates. The first product is iseganan HCl oral solution, previously referred to as Protegrin IB-367 Rinse, for the treatment of oral mucositis, a side effect of anti-cancer therapies.  In April 2001, our preliminary results from the first phase III trial for patients undergoing chemotherapy indicated that the product candidate did not meet its primary endpoint of reducing ulceration, but did meet its secondary endpoint of reducing pain and was well tolerated.  We believe that a reduction in the sample size of patients who were properly treated due to a dosing error by a third-party contractor resulted in a lesser value of statistical significance for the endpoints of the trial.  We have done an additional subset analysis of the phase III data in which the primary endpoint was met. On that basis, we plan to undertake a new phase III trial of iseganan HCl oral solution for the prevention of oral mucositis in chemotherapy patients.   We continue to enroll patients in a second phase III trial of iseganan HCl oral solution for patients undergoing radiotherapy.  Our second product is ramoplanin oral powder, previously referred to as Ramoplanin Oral, for the prevention of infections due to vancomycin-resistant enterococci, or VRE.  In March 2001, the steering committee for the clinical trial determined that the rate of enrollment in the trial has not been sufficient and that completion of the study would be delayed by a year or more.  We are currently enrolling patients in the phase III trial for ramoplanin oral powder.

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

             We plan to allocate our capital and human resources across our product portfolio of new antibiotics as appropriate given changing internal and external factors.  We expect to incur significant additional clinical trial expenses in connection with the new phase III clinical trial for iseganan HCl oral solution in chemotherapy patients and plan to shift resources among our programs.  We are also considering cost cutting measures, which if implemented, would cause us to be unable to pursue our product development programs at the levels currently conducted. See “Risks Related to Our Business – Based on our results from the phase III trial for iseganan HCl oral solution in chemotherapy patients, we are undertaking a new clinical trial and are considering significant cost cutting measures.”

             Since commencing operations in 1994, we have not generated any revenue from product sales, and we have funded our operations primarily from the proceeds of public and private placements of securities. We have incurred a loss in each year since inception, and we expect to incur substantial losses for at least the next several years.  We expect that losses may fluctuate, and that such fluctuations may be substantial. At March 31, 2001, our accumulated deficit was approximately $117.2 million.

RESULTS OF OPERATIONS

Three month periods ended March 31, 2001 and 2000

             IntraBiotics had no product sales or contract revenue for the three-month periods ended March 31, 2001 and 2000.  The Company does not anticipate any product revenue in the near future.

             Research and development expenses increased to $15.5 million in the three-month period ended March 31, 2001 from $5.4 million for the same period in 2000.  The increase was attributable to higher personnel and payroll expenses, technology access fees, clinical trial activity, facilities and consulting expenses.  We are evaluating our research and development spending in response to the phase III clinical trial results announced in April 2001 for iseganan HCl oral solution (previously referred to as Protegrin IB-367) in patients receiving chemotherapy and our cash position. These results indicated that the product candidate did not meet its primary endpoint of reducing ulceration, but did meet its secondary endpoint of reducing pain and was well tolerated.

             General and administrative expenses increased to $4.1 million in the three-month period ended March 31, 2001 from $2.1 million for the same period in 2000.  The increase was primarily attributed to increased personnel and payroll expenses, consulting, legal, professional, travel and other expenses associated with increased business development activities.  We are evaluating our general and administrative spending  in response to the phase III clinical trial results announced in April 2001 for iseganan HCl oral solution in patients receiving chemotherapy and our cash position.

             In connection with the grant of certain stock options to employees, the Company recorded no deferred compensation in the three month period ended March 31, 2001 and deferred compensation of $2.6 million in the three-month period ended March 31, 2000.  Deferred compensation represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant.  Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options.

             We expensed $649,000 of deferred compensation during the three-month period ended March 31, 2001, compared to $794,000 of deferred compensation for the same period in 2000.  The decrease in deferred compensation expense was due to the cancellation of options from employment terminations.  These amounts were expensed to research and development and to general and administrative expense based on the deferred compensation liability attributed to each department.  The research and development deferred compensation amortization expense in the three-month periods ended March 31, 2001 was $376,000, down from $460,000 for the same period in 2000.  The general and administrative deferred compensation amortization expense in the three-month period ended March 31, 2001 was $273,000, down from $334,000 for the same period in 2000.

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

             We expect to continue to incur substantial operating losses.  We believe that existing capital resources and interest income will be sufficient to fund our operations into the first quarter of 2002 assuming our current rate of expenditures do not change. We are considering cost cutting measures and shifting resources among our programs which would extend that time frame and to fund our new phase III clinical trial for iseganan HCl but any such cost cutting measures would cause us to be unable to pursue our product development programs at the levels at which they are currently being conducted.

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

             Until we can generate sufficient cash from our operations, which we do not anticipate in the foreseeable future, we will need to finance future cash needs through private and public financings, including equity financings. We cannot be certain that additional funding will be available when needed or on favorable terms. If funding is not available and if we do not have sufficient capital necessary to fund our operations, we may need to delay or curtail our development and commercialization activities to a significant extent and may have to cease operations.  See “Risks Related to Our Business — If we do not have the capital necessary to fund our operations, we will be unable to develop our drug candidates and may have to cease operations."

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

Based on our results from the phase III trial for iseganan HCl oral solution in chemotherapy patients, we are undertaking a new clinical trial and are considering significant cost cutting measures.

             In April 2001, we announced preliminary results from our first completed phase III clinical trial of iseganan HCl oral solution for the prevention of oral mucositis in patients undergoing high-dose chemotherapy for the treatment of cancer.  The results indicated that the product candidate did not meet its primary endpoint of reducing ulceration, but did meet its secondary endpoint of reducing pain and was well tolerated.  We believe that an error by a third-party contractor in assigning drug or placebo which reduced the sample size of patients who were properly treated resulted in a lesser value of statistical significance for the trial.  In an effort to understand the impact of the contractor’s error, we undertook an additional subset analysis of the phase III data in which the primary endpoint was met. On that basis, we plan to undertake a new phase III trial of iseganan HCl oral solution for the prevention of oral mucositis in chemotherapy patients which will result in significant additional clinical trial costs.  The significant costs of the clinical trial will require us to reallocate our current resources among our programs, and we are considering cost cutting measures in order to fund the clinical trial.  The need to run an additional clinical trial will delay submission of an NDA to the FDA, and we cannot guarantee that the outcome of the trial will be positive.

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

If we do not have the capital necessary to fund our operations, we will be unable to develop our drug candidates and may have to cease operations.

             We believe that our current cash, cash equivalents and restricted cash deposits of approximately $43.3 million, short-term investments of approximately $23.6 million and interest income are sufficient to meet our operating and capital requirements into the first quarter of 2002 assuming our current rate of expenditures do not change. We are considering cost cutting measures and shifting resources among our programs which would extend that time frame and to fund our new phase III clinical trial for iseganan HCl but any such cost cutting measures would cause us to be unable to pursue our product development programs at the levels at which they are currently being conducted.  For the quarter ended March 31, 2001 and the years ended December 31, 2000, 1999 and 1998, net cash used for operating activities was $16.2 million, $50.4 million,  $25.1 million and $9.3 million, respectively.  Our future liquidity and capital requirements will depend on many factors, including the timing, cost, extent and results of clinical trials, payments associated with manufacturing scale-up, the costs and timing of regulatory approvals, costs associated with researching drug candidates, securing in-licensing opportunities and conducting pre-clinical research.  We plan to undertake a new phase III trial of iseganan HCl oral solution for the prevention of oral mucositis which will result in significant additional clinical trial costs.  The significant costs of the clinical trial will require us to reallocate our current resources among our programs.

             We believe that additional financing is required in the future to fund our operations. We do not know whether additional financing will be available or on acceptable terms, if at all. If we are unable to raise additional financing, we would have to delay some or all of our product development efforts or be forced to cease operations.

We depend on the outcome of our clinical trials and if they are unsuccessful, we may not be able to commercialize our products and generate product revenue.

             Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical research and clinical trials that our drug candidates are safe and effective for use in humans. We currently have two drug candidates in phase III clinical trials, iseganan HCl oral solution and ramoplanin oral powder.  In April 2001, the results from our phase III clinical trial of iseganan HCl oral solution for the prevention of oral mucositis in chemotherapy patients indicated that the product candidate did not meet its primary endpoint of reducing ulceration, but did meet its secondary endpoint of reducing pain and was well tolerated.  Based on an additional subset analysis of the data from the clinical trial in which the primary endpoint was met, we plan to undertake a new phase III clinical trial of iseganan HCl oral solution for the prevention of oral mucositis.  If either drug candidate fails to establish safety and efficacy in phase III clinical trials, we would be unable to obtain regulatory approval from the FDA or to commercialize the drug candidate, and we will be unable to generate product revenue from that candidate. Clinical trials are expensive and time-consuming to conduct, and the outcome of these trials is uncertain. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

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

             The results from our phase III clinical trial of iseganan HCl oral solution for the prevention of oral mucositis in chemotherapy patients indicated that the product candidate did not meet its primary endpoint of reducing ulceration, but did meet its secondary endpoint of reducing pain and was well tolerated.  We believe that the dispensing error by the contractor resulted in a lesser value of statistical significance for the endpoints of the trial.  As a result, we plan to undertake a new phase III clinical of iseganan HCl oral solution for the prevention of oral mucositis in chemotherapy patients which will result in additional clinical trial costs and will delay the filing of an NDA with the FDA and the timing of any regulatory approval.

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

PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds

             Our Registration Statement on Form S-1 filed pursuant to the Securities Act of 1933 (No. 333-95461) was declared effective on March 27, 2000.  The net offering proceeds to us after all expenses was approximately $103.3 million.  From the effective date of registration statement through March 31, 2001, $24.2 million of the net proceeds have been used for our clinical trials, $4.5 million for the development and scale up of manufacturing processes by our contract manufacturers, $20.5 million for research and development and $13.6 million for working capital and other general purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

	Number	Exhibit Description
	3.1†	Amended and Restated Certificate of Incorporation, as currently in effect.
	3.2†	Bylaws, as currently in effect.
	10.21*	Drug Discovery, Development, and License Agreement by and between IntraBiotics and Diversa Corporation dated January 6, 2001.
	10.22*	Research and Technology Agreement by and between IntraBiotics and New Chemical Entities dated January 24, 2001.

	†	Incorporated by reference from IntraBiotics’ Registration Statement on Form S-1 (No. 333-95461) initially filed with the SEC on January 27, 2000 and subsequently amended.
	*	Confidential treatment requested with respect with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(b)	Reports on Form 8-K

The Company did not file a report on Form 8-K during the quarter ended March 31, 2001.

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IntraBiotics Pharmaceuticals, Inc.

/s/ Kenneth J. Kelley
May 14, 2001	Kenneth J. Kelley
Chairman of the Board,
President and Chief Executive Officer

/s/ Sandra J. Wrobel
May 14, 2001	Sandra J. Wrobel
Chief Financial Officer