Form 10-Q
period 2001-06-30
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2001-08-14
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the transition period from               to

COMMISSION FILE NUMBER 0-29993

INTRABIOTICS PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-3200380
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1245 TERRA BELLA AVE., MT. VIEW, CA	94043
(Address of principal executive offices)	(zip code)

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

Yes ☒                         No ☐

There were 29,413,940 shares of the Company’s Common Stock, par value $.001, outstanding on July 31, 2001.

INTRABIOTICS PHARMACEUTICALS, INC.

FORM 10-Q
QUARTER ENDED JUNE 30, 2001

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Balance Sheets as of June 30, 2001 and December 31, 2000

Statements of Operations for the Three and Six Month Periods
Ended June 30, 2001 and June 30, 2000

Statements of Cash Flows for the Six Month Periods Ended
June 30, 2001 and June 30, 2000

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

INTRABIOTICS PHARMACEUTICALS, INC.
BALANCE SHEETS
(IN THOUSANDS)

(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2001	2000

		(Note 1)
Assets
Current assets:
Cash and cash equivalents	$27,757	$38,983
Restricted cash deposits	4,971	1,371
Short-term investments	18,420	45,711
Other current assets, primarily prepayments and deposits	7,797	10,101

Total current assets	58,945	96,166

Property and equipment, net	2,787	12,056

Other assets	44	66

Total assets	$61,776	$108,288

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38	$1,680
Accrued clinical costs	599	3,236
Accrued employee liabilities	978	625
Accrued restructuring charges	8,580	-
Other accrued liabilities	1,443	854
Current financing obligations	3,890	3,629

Total current liabilities	15,528	10,024

Long-term financing obligations	7,385	8,309

Stockholders' equity:
Common stock	29	29
Additional paid-in capital	198,671	198,388
Deferred stock compensation	(8,481)	(10,198)
Accumulated other comprehensive income	121	186
Accumulated deficit	(151,477)	(98,450)

Total stockholders' equity	38,863	89,955

Total liabilities and stockholders' equity	$61,776	$108,288

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

Operating expenses:
Research and development	$9,997	$10,594	$25,521	$16,032
General and administrative	2,836	2,646	6,944	4,809
Restructuring and other charges	21,956	-	21,956	-

Total operating expenses	34,789	13,240	54,421	20,841

Operating loss	(34,789)	(13,240)	(54,421)	(20,841)

Interest income	770	1,921	1,997	2,334
Interest expense	(295)	(102)	(603)	(212)

Net loss	$(34,314)	$(11,421)	$(53,027)	$(18,719)

Basic and diluted net loss per share	$(1.17)	$(0.39)	$(1.81)	$(1.18)

Shares used to compute basic and diluted net loss per share	29,344	29,012	29,302	15,910

Pro forma basic and diluted net loss per share				$(0.74)

Shares used to compute pro forma basic and diluted net loss per share				25,347

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,

	2001	2000

Operating activities
Net loss	$(53,027)	$(18,719)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,023	624
Amortization of deferred stock compensation	1,320	1,589
Write down of fixed assets	11,746	-
Fair value of warrants issued	560	-

Change in assets and liabilities
Other assets	2,326	(6,094)
Accounts payable	(1,642)	(1,464)
Accrued clinical liabilities	(2,637)	552
Accrued employee liabilities	353	-
Accrued restructuring charges	8,669	-
Other accrued liabilities	589	659
Amount payable to contract partner	-	(1,677)

Net cash (used in) operating activities	(30,720)	(24,530)

Investing activities
Capital expenditures	(3,589)	(1,246)
Purchase of long-term investments	-	(25,747)
Purchase of short-term investments	(5,013)	(4,662)
Maturities of short-term investments	28,639	9,065

Net cash provided by / (used in) investing activities	20,037	(22,590)

Financing activities
Proceeds from issuance of common stock	120	103,603
Proceeds from financing obligations	1,209	1,166
Payments on financing obligations	(1,872)	(550)

Net cash (used in) / provided by financing activities	(543)	104,219

Net (decrease) / increase in cash and cash equivalents	(11,226)	57,099

Cash and cash equivalents at beginning of period	38,983	18,862

Cash and cash equivalents at end of period	$27,757	$75,961

Supplemental disclosure of cash flow information
Interest paid	$603	$239

Supplemental disclosure of non-cash information
Conversion of preferred stock to common stock	$-	$79,609

Deferred compensation (termination)	$(397)	$722

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

             The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.

             Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by generally accepted accounting principles) have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company’s financial position as of June 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the three and six month periods ended June 30, 2001 and 2000.

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

Note 2. Lease Commitments and Equipment Financing Arrangements

             The Company leases its facilities under operating lease agreements, which expire in July 2004 and April 2011. At June 30, 2001 and December 31, 2000, the Company had restricted cash of $1,971,000 and $1,371,000, respectively, in connection with these leases.

             In December 2000, the Company entered into an equipment financing agreement to finance up to $7.6 million of equipment.  The interest rate varies according to U.S. Treasury rates.  In December 2000, the Company completed two draws against this arrangement.  The first draw was for $3.8 million with a loan term of 36 months and an average annual interest rate of 9.98%.  The second draw was for $945,000 with a term of 48 months and an average annual interest rate of 9.64%.  In March 2001, the Company completed a third draw for $1.2 million with a loan term of 48 months and an average annual interest rate of 9.64%.  The remaining balance available under this agreement of $1.7 million expired on July 31, 2001.

             At June 30, 2001, the Company had outstanding equipment financing obligations of $7.1 million and a term loan obligation of $4.1 million.  These obligations include various financial covenants and a restriction on paying dividends.  As Of June 30, 2001, the Company was out of compliance with these financial covenants.  The Company has corrected the default of these covenant violations by establishing restricted cash deposits of $1.2 million under the equipment financing obligations on July 20, 2001 and $4.3 million under the term loan agreement on July 17, 2001.

Note 3. Cash, Cash Equivalents and Short-term Investments

             The Company invests its excess cash in short-term money market funds and commercial paper. The following is a summary of the Company's cash, cash equivalents, restricted cash deposits and investments by major security type at their fair market value which approximates carrying value based on quoted market values:

	JUNE 30,	DECEMBER 31,
	2001	2000

	(IN THOUSANDS)

	(UNAUDITED)

Operating cash	$-	$723
Money market	27,757	38,260
Certificates of deposit – restricted cash	4,971	1,371
Commercial paper	18,420	45,711

	$51,148	$86,065

Amounts included in cash and cash equivalents and restricted cash deposits	$32,728	$40,354
Amounts included in short-term investments	18,420	45,711

	$51,148	$86,065

The Company classifies all securities as either cash and cash equivalents or available for sale.  The restricted cash of $5.0 million consists of $3.0 million pledged to PolyPeptide Laboratories, A/S for drug supply and $2.0 million pledged as security deposits on our leased facilities.

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

             The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

		(UNAUDITED)

Basic and diluted:
Net loss	$(34,314)	$(11,421)	$(53,027)	$(18,719)

Weighted-average shares used in computing basic and
diluted net loss per share	29,344	29,012	29,302	15,910

Basic and diluted net loss per share	$(1.17)	$(0.39)	$(1.81)	$(1.18)

Pro forma basic and diluted:
Shares used above				15,910
Pro forma adjustment to reflect weighted-average effect
of conversion of preferred stock from the date of
issuance				9,437

Total weighted-average shares of common stock outstanding				25,347

Pro forma basic and diluted net loss per share				$(0.74)

Note 5. Agreements

             On May 29, 2001, the Company amended its licensing and development agreement for its late stage ramoplanin program with Biosearch Italia, S.p.A.  Under the new terms of the agreement, IntraBiotics will be reimbursed for ongoing clinical trial expenses during a three-month transition period, starting June 1 and ending August 31, 2001.  At the end of this period, which may be extended by mutual consent, Biosearch will assume responsibility for the clinical development of ramoplanin oral powder at its own expense and retain worldwide rights to the product.  In exchange for its clinical development expenses and efforts to date, IntraBiotics will receive a royalty on future net sales of ramoplanin oral in North America, if it is successfully developed.

             Furthermore, the agreement specifies that IntraBiotics retains its license to topical uses of ramoplanin unless certain clinical development milestones are not met.  The agreement also allows for IntraBiotics to regain North American rights to the ramoplanin oral powder program under certain conditions and by paying certain fees to Biosearch Italia.

             On June 7, 2001, the Company terminated its research collaboration agreement with Cetek Corporation (Cetek).  There were no charges associated with this termination agreement.

             On June 21, 2001, the Company terminated its collaborative research and technology agreement with New Chemical Entities, Inc. (now Albany Molecular Research, Inc.) (AMRI). Under the terms of this termination agreement, IntraBiotics paid AMRI $300,000.

             On June 27, 2001, the Company entered into a binding term sheet related to termination of the discovery, development and license agreement with Diversa Corporation and on July 27, 2001, the Company entered into the final termination agreement.  Under the terms of this termination agreement, IntraBiotics will pay an aggregate of $2,450,000 to Diversa during the second half of 2001.  In addition, the Company issued a warrant to purchase 700,000 shares of its common stock at an exercise price of $2.00 per share, exercisable immediately for a period of four years.

Note 6. Restructuring and other charges

             On May 31, 2001, the Company implemented a restructuring plan intended to conserve capital and help direct financial and human resources to the development of its lead product, iseganan HCl oral solution for the prevention of oral mucositis in cancer patients. IntraBiotics incurred restructuring charges of $10.1 million and asset write down charges of $11.8 million for a total of $21.9 million in charges associated with its restructuring plan in the second quarter of 2001. In June 2001, the Company paid $1.0 million of the restructuring costs, primarily in ongoing severance costs to approximately 90 employees and expensed $560,000 for warrants issued as part of a collaboration agreement termination. At June 30, 2001, approximately $8.6 million remains in accrued restructuring charges.

             The strategic restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% of our workforce preceding the reduction in force of 127 employees.  Eighty-five of the terminated employees have left the Company and five remain as of July 31, 2001. Following the restructuring, the Company will retain approximately 37 full-time employees largely focusing on drug development of iseganan HCl, including a small support staff.

             The restructuring also includes the termination of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California.  The Company vacated three facilities in Mountain View, California with 142,000 square feet and continues to occupy one facility with 16,000 square feet.

             The 2001 restructuring charges consist of the following (in thousands):

	Costs for terminated employees	Facilities consolidation	Terminated collaboration agreements and other	Total

Restructuring charges	$2,911	$3,150	$4,060	$10,121

Cash payments	(646)	-	(335)	(981)

Non-cash expenses	-	-	(560)	(560)

Accrued restructuring charges	$2,265	$3,150	$3,165	$8,580
at June 30, 2001

Additionally, the Company wrote down to fair value, leasehold improvements, laboratory equipment, computers and other assets of $11.8 million that are no longer being used as part of the restructuring plan.

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

OVERVIEW

             IntraBiotics Pharmaceuticals, Inc. has a mission to develop new antibiotics, which address important unmet medical needs.  We have focused our efforts and use of resources on our lead product, iseganan HCl oral solution for oral mucositis, which is in the third and final stage of human clinical testing prior to registration.   A contractor’s error damaged the first of two planned phase III trials, causing us to conduct a third phase III trial.  During the past quarter, IntraBiotics chose to restructure its business to ensure adequate human and capital resources to finish these phase III trials and to maximize the likelihood of success in registering this potential product.  In turn, we have reduced our work force, consolidated operations, terminated research projects, out-licensed ramoplanin oral powder, our other phase III program, and most importantly, delayed the phase II trials for two other important iseganan containing products until additional capital resources become available.

             On January 17, 2001, we announced our discovery of damage to the first phase III trial of iseganan HCl for oral mucositis in patients receiving chemotherapy.  The results were announced on May 14, 2001, after the trial was concluded, the final data analyzed and the extent of damage assessed.  The primary endpoint of ulceration did not achieve the statistical strength of evidence typically required for product registration (p=0.067 compared to p<0.05 which is the usual standard for statistical significance).  On May 31, 2001, IntraBiotics announced its plans to restructure its business as a result of the damage by a third party contractor’s error to the first phase III trial of its lead product, iseganan HCl for oral mucositis in patients receiving chemotherapy.  Oral mucositis is a potentially debilitating side effect of certain anti-cancer therapies resulting in infected ulcers in the mouth.

             Several other clinically meaningful endpoints did succeed with statistical significance (all with p<0.05) in spite of the contractor’s error in this trial.  These endpoints include reduction in mouth pain, throat pain, difficulty swallowing and pain with swallowing, and the severity of stomatitis, or in inflammation of the mouth.  We then completed additional analyses of the results that indicate that the error caused the trial to underestimate the true benefit of iseganan HCl oral solution on each of these measures of oral pain, oral function and ulceration.  Taken together, IntraBiotics believes that a repeat of the clinical trial has a very high likelihood of success (statistical significance with a p<0.05).

             Based on these conclusions, we chose to restructure our business to enable us to use our current capital resources and key personnel to conduct and complete another phase III trial in this chemotherapy patient population (in addition to an ongoing and half-completed trial in radiotherapy patients) in order to attempt to prove the efficacy and safety of the product.  The next phase III trial in chemotherapy patients is expected to start in the fourth quarter of 2001 and conclude in the fourth quarter of 2002.  The ongoing phase III trial in radiotherapy patients is expected to finish on schedule in the second quarter of 2002.

               We have also completed two earlier stage trials for other indications of the antibiotic iseganan: the first, to prevent infections in patients using breathing assistance from a mechanical ventilator, called ventilator-associated pneumonia (VAP) and the second, to treat respiratory infections in patients with Cystic Fibrosis. We obtained data from a human clinical trial that tested for preliminary efficacy and safety, known as a phase IIa trial, for iseganan HCl oral solution in patients on ventilators. We also obtained data from a human clinical trial that tested for preliminary safety, known as a phase I trial, for iseganan HCl solution for inhalation, previously referred to as Protegrin IB-367 Aerosol, in patients with Cystic Fibrosis. The data from each of these trials support the advancement to the next stage of human clinical testing, phase II trials, for each of these two products, but we currently plan to obtain sufficient capital and human resources before proceeding to these next trials.

             We amended our licensing and development agreement for our late stage ramoplanin program with Biosearch Italia, S.p.A., on May 29, 2001. Under the new terms of the agreement, we will be reimbursed for ongoing clinical trial expenses during a three-month transition period, starting June 1 and ending August 31, 2001.  Consistent with the agreement, Biosearch has paid the June and July installments to us, but they have not yet paid the August installment.  At the end of this period, which may be extended by mutual consent, Biosearch will assume responsibility for the clinical development of ramoplanin oral powder at its own expense and retain worldwide rights to the product.  In exchange for our clinical development expenses and efforts to date, we will receive a royalty on future net sales of ramoplanin oral powder in North America, if it is successfully developed.  In addition, the agreement specifies that we retain our license to topical uses of ramoplanin unless certain clinical development milestones are not met.

             Since commencing operations in 1994, we have not generated any revenue from product sales, and we have funded our operations primarily from the proceeds of public and private placements of securities. We have incurred a loss in each year since inception, and we expect to incur substantial losses for at least the next several years.  At June 30, 2001, our accumulated deficit was approximately $151.5 million and our cash balance was approximately $51.1 million including restricted cash deposits of approximately $5.0 million in connection with drug supply agreements and standby letters of credit for leased facilities.

RESULTS OF OPERATIONS

Three and six month periods ended June 30, 2001 and 2000

             IntraBiotics had no product sales or contract revenue for the six-month periods ended June 30, 2001 and 2000.  The Company does not anticipate any product revenue in the near future.

             On May 31, 2001, IntraBiotics announced that it would implement a restructuring plan intended to conserve capital and help direct financial and human resources to the development of its lead product, iseganan HCl oral solution for the prevention of oral mucositis in cancer patients. As a result, we incurred restructuring charges of $10.1 million and asset write down charges of $11.8 million for a total of $21.9 million in the second quarter of 2001.

             This $10.1 million restructuring charge is for costs to be incurred in reducing our workforce, terminating collaboration agreements and downsizing facilities. In the six months ended June 30, 2001, we paid $1.0 million of the restructuring costs, primarily in ongoing severance costs and expensed $560,000 for warrants issued as part of a collaboration agreement termination. At June 30, 2001, approximately $8.6 million remains in accrued restructuring charges.

             The strategic restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% of our current workforce of 127 employees.  Eighty-five of the terminated employees have left the Company and five remain as of July 31, 2001. Following the restructuring, we will retain approximately 37 full-time employees largely focusing on drug development of iseganan HCl.

             The restructuring also includes the termination of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California.  We have vacated three facilities in Mountain View, California with 142,000 square feet and we continue to occupy one facility with 16,000 square feet.

             Additionally, we wrote down to fair value, $11.8 million of leasehold improvements, laboratory equipment, computers and other assets that are no longer being used as part of the restructuring plan.

             As a result of implementing our restructuring plan, we anticipate significantly lower total operating expenses in the range of $7.0 million to $10.0 million per quarter for the remainder of 2001 as compared to $12.8 million in the three months ended June 30, 2001.

             Research and development expenses decreased to $10.0 million in the three-month period ended June 30, 2001 from $10.6 million for the same period in 2000.  Research and development expenses increased to $25.5 million in the six-month period ended June 30, 2001 from $16.0 million for the same period in 2000.  The increase was attributable to higher personnel and payroll expenses, technology access fees, clinical trial activity, facilities and consulting expenses. We anticipate that because of our restructuring plan, we will reduce research and development spending in the future.

             General and administrative expenses increased to $2.8 million and $6.9 million in the three and six-month periods ended June 30, 2001 from $2.6 million and $4.8 million for the same periods in 2000.  The increase was primarily attributed to increased personnel and payroll expenses, consulting, legal, professional, travel and other expenses associated with increased business development activities. We anticipate that because of our restructuring plan, we will reduce general and administrative spending in the future.

             In connection with the grant of certain stock options to employees, we recorded no deferred compensation in the three and six-month period ended June 30, 2001 compared to none in the three-month period ended June 30, 2000 and $2.6 million in the six-month period ended June 30, 2000. Deferred compensation represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant.  Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options.  In the three and six-month periods ended June 30, 2001, there was a reduction in deferred compensation of $215,000 and $398,000 due to employee terminations.

             We expensed $671,000 and $1.3 million of deferred compensation during the three and six-month periods ended June 30, 2001, compared to $794,000 and $1.6 million of deferred compensation for the same periods in 2000.  The decrease in deferred compensation expense was due to the cancellation of options for terminated employees.  These amounts were expensed to research and development and to general and administrative expense based on the deferred compensation liability attributed to each department.  The research and development deferred compensation amortization expense in the three and six-month periods ended June 30, 2001 was $388,000 and $764,000, down from $460,000 and $920,000 for the same periods in 2000.  The general and administrative deferred compensation amortization expense in the three and six-month periods ended June 30, 2001 was $283,000 and $556,000, down from $335,000 and $669,000 for the same periods in 2000.   We expect that deferred compensation expense will decrease in the future as a result of our reduction in workforce.

             Interest income decreased to $770,000 and $2.0 million in the three and six-month periods ended June 30, 2001 from $1.9 million and $2.3 million for the same periods in 2000.  The decrease in interest income resulted from the decrease in average cash and investment.  Interest expense increased to $295,000 and $603,000 for the three and six-month period ended June 30, 2001 from $102,000 and $212,000 for the same periods in 2000.  The increase was primarily attributed to additional equipment financing obligations and the term loan.

LIQUIDITY AND CAPITAL RESOURCES

             At June 30, 2001, we had cash, cash equivalents and short-term investments of $51.1 million including restricted cash deposits of approximately $5.0 million in connection with standby letters of credit for leased facilities and drug supply agreements.  The Company regularly invests excess funds in short-term money market funds and commercial paper.

             Net cash used in operating activities for the six-month periods ended June 30, 2001 and 2000 was $30.7 million and $24.5 million, respectively.  Cash used in operating activities in the six-month period ended June 30, 2001 was primarily the result of net losses, write-off of assets and accrued liabilities associated with the Company’s restructuring plan, decreased prepaid expenses primarily for clinical trials, decreases in accounts payable and accrued clinical liabilities, increase in accrued employee liabilities, asset depreciation and amortization and deferred stock compensation amortization. Cash used in operating activities in the six-month period ended June 30, 2000 was primarily the result of net losses, decreased prepaid expenses primarily for clinical trials, decreases in accounts payable, increases in accrued clinical liabilities and decreases in amounts payable to contract partner, asset depreciation and amortization and deferred revenue amortization.

             Net cash provided by investing activities for the six-month period ended June 30, 2001 was $20.0 million. Net cash used in investing activities for the six-month period ended June 30, 2000 was $22.6 million.  Cash provided by investing activities in the six-month period ended June 30, 2001 was due to the maturities of short-term investments of $28.6 million partially offset by the purchase of short term investments of $5.0 million and capital expenditures of $3.6 million. Cash used in investing activities in the six-month period ended June 30, 2000 was due to the purchase of long term investments of $25.7 million, maturities of short-term investments of $9.1 million partially offset by the purchase of short term investments of $4.7 million and capital expenditures of $1.2 million.

             Net cash used in financing activities for the six-month period ended June 30, 2001 was $543,000. Net cash provided by financing activities for the six-month period ended June 30, 2000 was $104.2 million. Cash used in financing activities for the six-month period ended June 30, 2001 for payments on financing obligations was $1.9 million partially offset by $1.2 million in additional financing obligations and $120,000 from the issuance of common stock. Cash provided by financing activities for the three-month period ended June 30, 2000, was due to net proceeds from the issuance of common stock of $103.6 million from the initial public offering, and net proceeds of $616,000 from financing obligations.

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

             We have never generated revenue from product sales and have incurred significant net losses in each year since inception. We incurred net losses of $23.1 million in 1999, $45.6 million in 2000 and $53.0 million in the six-months ended June 30, 2001.  Our accumulated deficit was approximately $151.5 million as of June 30, 2001. We expect to continue to incur substantial additional losses for the foreseeable future primarily as a result of our clinical trial expense costs, and we may never become profitable. In addition, we will continue to have expenses for development costs to commercialize iseganan HCl oral solution, including expenses for an additional phase III trial in chemotherapy patients. To date, we have financed our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock in March 2000. We will receive product revenues only if we complete clinical trials with respect to one or more products, receive regulatory approvals and successfully commercialize such products.

We may be forced to raise capital sooner than currently anticipated and if we fail to obtain the capital necessary to fund our operations, we will be unable to develop our drug candidates and may have to cease operations.

             We are focusing our resources on one product candidate, iseganan HCl, in late stages of development. We believe that our current cash, cash equivalents and restricted cash deposits of approximately $32.7 million, short-term investments of approximately $18.4 million and interest income are sufficient to meet our operating and capital requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong. For the six months ended June 30, 2001 and the years ended December 31, 2000, 1999 and 1998, net cash used for operating activities was $30.7 million, $50.4 million, $25.1 million and $9.3 million, respectively.  Our future liquidity and capital requirements will depend on many factors, including the timing, cost, extent and results of clinical trials, payments associated with manufacturing scale-up, the costs and timing of regulatory approvals, costs associated with researching drug candidates, securing in-licensing opportunities and conducting pre-clinical research. Also, our current cash resources may not be adequate to complete the clinical trials necessary for product registration with the FDA. If we are unable to successfully complete our current and planned phase III clinical trials for this product, we may be unable to continue operations.

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

             Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical research and clinical trials that our drug candidates are safe and effective for use in humans. We currently have one drug candidate in phase III clinical trials, iseganan HCl oral solution.  If this drug candidate fails to establish safety and efficacy in phase III clinical trials, we would be unable to obtain regulatory approval from the FDA or to commercialize the drug candidate, and we will be unable to generate product revenue from that candidate. Clinical trials are expensive and time-consuming to conduct, and the outcome of these trials is uncertain. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

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

             We have limited experience in conducting and managing clinical trials. We rely on several contract research organizations, including PharmaNet, Inc., to assist us in managing and monitoring our clinical trials. The FDA may inspect some of our clinical investigational sites, our collaborative partner’s records and our facility and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that the trials were not in compliance, we may be required to repeat the clinical trials. If our contract research organizations fail to perform under our agreements with them, we may face delays in completing our clinical trials or failure of our clinical program.

If our single-source third party manufacturers fail to produce clinical or commercial quantities of our drug candidate, we may not have sufficient quantities of our drug candidate to meet demand.

             We rely on PolyPeptide to manufacture iseganan HCl on a commercial scale. While we maintain a limited inventory of iseganan HCl, we depend on this single-source contract manufacturer to produce our product for use in our clinical trials. Our contract manufacturer has limited experience in manufacturing iseganan HCl in quantities sufficient for commercialization and may have difficulty in scaling up production. If our contract manufacturer is unable or fails to produce the required quantities of iseganan HCl for clinical use or commercial sale on a timely basis, at commercially reasonable prices and with sufficient purity, we will not have sufficient quantities of iseganan HCl to complete current and future clinical trials, or to meet commercial demand. In addition, we intend to contract with third parties for the manufacture of the final formulation. We cannot guarantee that we will be able to contract with a reliable manufacturer on commercially reasonable terms.

             Our third-party manufacturer and we are required to register manufacturing facilities with the FDA and foreign regulatory authorities. If these facilities become unavailable for any reason or if our contract manufacturer fails to comply with the FDA’s current good manufacturing practices or if our contract manufacturer terminates their agreement with us, we would have to find an alternative source for manufacturing our drug candidate. There are, on a worldwide basis, a limited number of contract facilities in which our drug candidates can be produced according to current good manufacturing practice regulations. In addition, the manufacturing processes for iseganan HCl is extremely complex and proprietary. If we are unable to continue having iseganan HCl manufactured by our current contract manufacturer, we do not know if we could engage another contract manufacturer when needed or on acceptable terms, if at all.

If we fail to obtain FDA approvals for our products, we will be unable to commercialize our drug candidates.

             We do not have a drug candidate approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our drug candidates in the United States and from foreign regulatory authorities in order to sell our drug candidates in other countries. We must successfully complete our phase III clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require us to repeat clinical trials as part of the regulatory review process. In addition, the FDA may require a review of our new drug application by an advisory panel, which may request additional information. Delays in obtaining or failure to obtain regulatory approvals may:

             - delay or prevent the successful commercialization of any of our drug candidate;

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

The failure to recruit and retain key personnel may delay our ability to complete, develop and commercialize iseganan HCl oral solution.

             We are highly dependent on our management and technical staff. Competition for personnel is intense. We recently reduced our workforce and consolidated operations as part of our recent restructuring. If we are unable to retain our key employees due to our restructuring plan, we may have to delay our clinical trials. If we lose the services of any of our senior management, which may be more likely following implementation of our restructuring plan, we may be delayed in our product development and commercialization efforts. We do not maintain key person life insurance and do not have employment agreements with our management and technical staff. In order to pursue product development, marketing and commercialization plans, we may need to hire additional qualified scientific personnel. We may need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

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

             We may be unable to compete successfully in the marketplace if other companies develop and commercialize competitive products that are less expensive, more effective, have fewer side effects or are easier to administer than our drug candidates. If we are unable to compete successfully with our drug candidates, physicians may not recommend and patients may not buy our drugs, which would cause our product revenue to decline.

             There are several drugs commercially available or under development that might compete with iseganan HCl oral solution. For oral mucositis, there is one approved device, Radiacare®, and several drugs in early and late stage clinical trials. These include growth factors such as keratinocyte growth factor (KGF), G-CSF and interleukin-11, as well as several small molecular entities including Ethyol®, amlexanox and glutamine. The companies sponsoring these trials have successfully commercialized products in the past. In addition, there may be products under development, which we are unaware for the treatment of oral mucositis.

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

             In addition to patents, we rely on trade secrets and proprietary know-how.  Our contract manufacturer performs the manufacturing processes covered by these trade secrets. Accordingly, our contract manufacturer and we must maintain confidentiality. We have confidentiality and proprietary information agreements with our contract manufacturer and with our employees. These agreements may not provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of confidential and proprietary information.

We may be subject to intellectual property litigation that could be costly and time-consuming.

             The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights.  Although we are not currently a party to any intellectual property lawsuits, third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. The defense and prosecution of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally are costly and time-consuming to pursue and their outcome is uncertain. If we become involved in any of these proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may result in the invalidation of our patents, subject us to significant liabilities or require us to seek licenses that may not be available from third parties on satisfactory terms, or at all. Our stock price could decline based on any public announcements related to litigation or interference proceedings initiated or threatened against us.

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

             - potential advantage over alternative treatment methods; and

             - marketing and distribution support.

             Currently, we have one drug candidate in phase III clinical trials and do not have any drug candidate approved by the FDA. Physicians will not recommend our products until such time as clinical data or other factors demonstrate the safety and efficacy of our drugs as compared to other treatments. In practice, competitors may be more effective in marketing their drugs. Even if the clinical safety and efficacy of our antibiotic products is established, physicians may elect not to recommend products. For example, physicians may be reluctant to prescribe widespread use of our products because of concern about developing bacterial strains that are resistant to our drugs.

If we are unable to establish sales, marketing and distribution capabilities or enter into agreements with third parties to perform these services, we will be unable to commercialize our drug product.

             We do not currently have marketing, sales or distribution capabilities. Initially we intend to establish a direct marketing and sales force in the United States and Canada. If we fail to establish successful marketing and sales capabilities or fail to enter successful marketing arrangements with third parties, we would be unable to commercialize our drug product. We must develop a marketing and sales force with technical expertise and distribution capabilities to market our product directly.  We intend to enter into arrangements with third parties to market and sell most of our products outside of the United States and Canada. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will be lower than if we marketed the products directly.

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

             -publicity regarding actual or perceived changes in program timelines or results obtained in our clinical trials

             - publicity regarding actual or perceived adverse events in our clinical trials or relating to products under development by our competitors;

             - regulatory developments in the United States or foreign countries;

             - litigation;

             - significant short selling in our common stock;

             - economic and other external factors; and

             - period-to-period fluctuations in our financial results and changes in analysts’ recommendations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

             The primary objective of our investment activities is to preserve our capital until it is required to fund operations at the same time maximizing the income we receive from our investments without significantly increasing risk.  We own financial instruments that are sensitive to market risks as part of our investment portfolio.  To minimize this risk, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and commercial paper.  The average maturity of all our investments in the first half of 2001 was less than one year.  Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of June 30, 2001 and the fiscal years December 31, 2000 and 1999. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             On April 5, 2001, we commenced arbitration proceedings against Interactive Clinical Technologies, Inc. and Galen Holdings regarding the previously disclosed error in the drug dispensing for our phase III clinical trials.  We are seeking damages, including the costs of the previous phase III trial and the costs of 26 patients in the ongoing clinical trial who were rendered unevaluable by the error.  On July 2, 2001, Galen Holdings sued IntraBiotics in the State of New Jersey Federal Court seeking an injunction barring the arbitration as to Galen.  Galen is not seeking damages from IntraBiotics and the only issue raised by the complaint is arbitrability.  We expect both the arbitration and the associated litigation to be resolved by the end of the year.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             Our Registration Statement on Form S-1 filed pursuant to the Securities Act of 1933 (No. 333-95461) was declared effective on March 27, 2000.  The net offering proceeds to us after all expenses was approximately $103.3 million.  From the effective date of the registration statement through June 30, 2001, $28.9 of the net proceeds have been used for our clinical trials, $4.6 for the development and scale up of manufacturing processes by our contract manufacturers, $25.7 million for research and development, $22.0 million for restructuring charges and $15.9 million for working capital and other general purposes.

             On July 27, 2001, we issued to Diversa Corporation a warrant to purchase up to 700,000 shares of our common stock at an exercise price of $2.00 per share in connection with the termination of the Discovery, Development and License Agreement with Diversa.  The sale and issuance of the warrant was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company’s Annual Meeting of Stockholders was held on June 1, 2001.  Of the 29,281,909 shares outstanding and eligible to vote as of the record date, 18,768,388 were present or represented by proxy at the meeting.  The results of the voting on the matters submitted to the stockholders are as follows:

(1)         To elect the following three directors to hold office until the 2004 Annual Meeting of Stockholders:

Name	For	Withheld

Michael F. Bigham	17,051,018	1,717,370
Liza Page Nelson	18,754,542	13,846
Jack S. Remington	18,754,242	14,146

(2)         To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending
             December 31,2001:

Votes for:	18,660,018
Votes against:	100,070
Votes abstaining	8,300

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

4.2	Registration Rights Agreement with Diversa Corporation dated July 27, 2001
10.2	Amended and Restated 1995 Stock Option Plan.
10.3*	2000 Equity Incentive Plan, as amended.
10.23°	Letter Agreement with Biosearch Italia dated May 18, 2001
10.24	First Amendment to Research and Technology Agreement between IntraBiotics and Albany Molecular Research Inc.(successor to New Chemical Entities Inc.) dated April 13, 2001.
10.25	Letter Agreement with Albany Molecular Research Inc. (successor to New Chemical Entities Inc.) dated June 21, 2001.
10.26	Senior Executive Severance Benefit Plan
10.27	Executive Severance Benefit Plan
10.28	Summary of Officer Incentive Bonus Plan
10.29	Letter to John Fiddes, dated June 1, 2001
10.30	Letter to Chee-liang Leo Gu, dated June 1, 2001
10.31	Letter to Sandra Wrobel, dated June 11, 2001
10.32°	Release Agreement with Diversa Corporation dated July 27, 2001
10.33	Warrant to purchase common stock dated July 27, 2001 to Diversa Corporation

*           Incorporated by reference from IntraBiotics Registration Statement on Form S-8 (No. 333-65616 ) filed with the
             Securities and Exchange Commission on July 23, 2001.

°            Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

The Company filed reports on Form 8-K on May 30, 2001 in connection with a press release announcing an amendment to the License and Supply Agreement with Biosearch Italia S.p.A. and on June 1, 2001 in connection with its restructuring plan.

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IntraBiotics Pharmaceuticals, Inc.

/s/ Kenneth J. Kelley

August 13, 2001	Kenneth J. Kelley
Chairman of the Board,
President and Chief Executive Officer

/s/ Gary S. Titus

August 13, 2001	Gary S. Titus
Senior Director, Finance
(Chief Accounting Officer)