Form 10-Q
period 2001-09-30
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2001-11-08
CIK 1103390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

                  ☒  Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

or

                  ☐   Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                    For the transition period from                    to

COMMISSION FILE NUMBER 0-29993

INTRABIOTICS PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	94-3200380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1245 TERRA BELLA AVE., MT. VIEW, CA	94043
(Address of principal executive offices)	(zip code)

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

Yes ☒                         No ☐

There were 29,628,691 shares of the Company’s Common Stock, par value $.001, outstanding on October 31, 2001.

INTRABIOTICS PHARMACEUTICALS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2001

INTRABIOTICS PHARMACEUTICALS, INC.

BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30, 2001	DECEMBER 31, 2000
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$26,208	$38,983
Restricted cash deposits	7,471	1,371
Short-term investments	7,500	45,711
Other current assets, primarily prepayments and deposits	5,830	10,101

Total current assets	47,009	96,166

Property and equipment, net	2,387	12,056

Other assets	43	66

Total assets	$49,439	$108,288

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$498	$1,680
Accrued clinical costs	1,013	3,236
Accrued employee liabilities	552	625
Accrued restructuring charges	2,637	-
Deposits on sale of assets	951	-
Other accrued liabilities	1,493	854
Current financing obligations	4,375	3,629

Total current liabilities	11,519	10,024

Long-term financing obligations	5,469	8,309

Stockholders' equity:
Common stock	29	29
Additional paid-in capital	197,050	198,388
Deferred stock compensation	(6,249)	(10,198)
Accumulated other comprehensive income	(1)	186
Accumulated deficit	(158,378)	(98,450)

Total stockholders' equity	32,451	89,955

Total liabilities and stockholders' equity	$49,439	$108,288

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC

STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,

	2001	2000	2001	2000

Operating expenses:
Research and development	$6,501	$10,357	$32,382	$26,389
General and administrative	580	3,153	7,164	7,937
Restructuring and other charges	-	-	21,956	-

Total operating expenses	7,081	13,510	61,502	34,326

Operating loss	(7,081)	(13,510)	(61,502)	(34,326)

Interest income	531	1,805	2,528	4,139
Interest expense	(351)	(120)	(954)	(358)

Net loss	$(6,901)	$(11,825)	$(59,928)	$(30,545)

Basic and diluted net loss per share	$(0.23)	$(0.41)	$(2.04)	$(1.50)

Shares used to compute basic and diluted net loss per share	29,431	29,051	29,345	20,301

Pro forma basic and diluted net loss per share				$(1.15)

Shares used to compute pro forma basic and diluted net loss per share				26,582

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000
Operating activities
Net loss	$(59,928)	$(30,545)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,446	1,120
Amortization of deferred stock compensation	1,857	2,381
Write down of fixed assets	11,835	-
Fair value of warrants issued	560	-

Change in assets and liabilities
Other assets	4,294	(8,198)
Accounts payable	(1,182)	188
Accrued clinical liabilities	(2,223)	1,332
Accrued employee liabilities	(73)	-
Accrued restructuring charges	2,637	-
Deposits on sale of assets	951	-
Other accrued liabilities	639	1,033
Amount payable to contract partner	-	(1,677)
Net cash (used in) operating activities	(39,187)	(34,366)

Investing activities
Capital expenditures	(3,612)	(4,055)
Purchase of short-term investments	(6,296)	(51,098)
Maturities of short-term investments	38,220	9,065
Net cash provided by / (used in) investing activities	28,312	(46,088)

Financing activities
Proceeds from issuance of common stock	194	103,685
Proceeds from financing obligations	11,209	6,083
Payments on financing obligations	(13,303)	(754)
Net cash (used in) / provided by financing activities	(1,900)	109,014

Net (decrease) / increase in cash and cash equivalents	(12,775)	28,560

Cash and cash equivalents at beginning of period	38,983	18,862

Cash and cash equivalents at end of period	$26,208	$47,422

Supplemental disclosure of cash flow information
Interest paid	$954	$302

Supplemental disclosure of non-cash information
Conversion of preferred stock to common stock	$-	$79,609
Deferred compensation (termination)	$(2,092)	$2,644

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

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by generally accepted accounting principles) have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company’s financial position as of September 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000.

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

Note 2. Lease Commitments and Equipment Financing Arrangements

The Company leases its facilities under operating lease agreements, which expire in July 2004 and April 2011. At September 30, 2001 and December 31, 2000, the Company had restricted cash of $1,971,000 and $1,371,000, respectively, in connection with these leases.

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

On August 20, 2001, the Company refinanced all of the existing financing obligations by entering into a new line of credit of $2.5 million and term loan agreement of $7.5 million.  At September 30, 2001, the balance drawn on the line of credit was $2.5 million, fully secured by a certificate of deposit.  The term loan agreement was utilized and has a balance due of $7.3 million as of September 30, 2001, secured by the assets of the Company.  These financial obligations include various financial covenants, a performance covenant and various negative covenants.

Note 3. Cash, Cash Equivalents and Short-term Investments

The Company invests its excess cash in short-term money market funds and commercial paper. The following is a summary of the Company's cash, cash equivalents, restricted cash deposits and investments by major security type at their fair market value, which approximates carrying value based on quoted market values:

	SEPTEMBER 30, 2001	DECEMBER 31, 2000
	(IN THOUSANDS)

	(UNAUDITED)

Operating cash	$3,204	$723
Money market	23,004	38,260
Certificates of deposit - restricted cash	7,471	1,371
Commercial paper	7,500	45,711
	$41,179	$86,065

Amounts included in cash and cash equivalents and restricted cash deposits	$33,679	$40,354
Amounts included in short-term investments	7,500	45,711
	$41,179	$86,065

The Company classifies all securities as either cash and cash equivalents or available for sale.  The restricted cash of $7.5 million consists of $3.0 million pledged to PolyPeptide Laboratories, A/S for drug supply, $2.5 million pledged as security on the line of credit and $2.0 million pledged as security deposits on our leased facilities.

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

The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000

	(UNAUDITED)
Basic and diluted:
Net loss	$(6,901)	$(11,825)	$(59,928)	$(30,545)

Weighted-average shares used in computing basic and diluted net loss per share	29,431	29,051	29,345	20,301

Basic and diluted net loss per share	$(0.23)	$(0.41)	$(2.04)	$(1.50)

Pro forma basic and diluted:
Shares used above				20,301
Pro forma adjustment to reflect weighted-average effect of conversion of preferred stock from the date of issuance				6,281

Total weighted-average shares of common stock outstanding				26,582

Pro forma basic and diluted net loss per share				$(1.15)

Note 5. Agreements

On May 29, 2001, the Company amended its licensing and development agreement for its late stage ramoplanin program with Biosearch Italia, S.p.A.  Under the terms of the agreement, IntraBiotics was reimbursed for ongoing clinical trial expenses during a three-month transition period ending August 31, 2001.  At the end of this period, Biosearch assumed responsibility for the clinical development of ramoplanin oral powder at its own expense and retained worldwide rights to the product.  In exchange for its clinical development expenses and efforts, IntraBiotics will receive a royalty on future net sales of ramoplanin oral in North America, if it is successfully developed.

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

On June 27, 2001, the Company entered into a binding term sheet related to termination of the discovery, development and license agreement with Diversa Corporation and on July 27, 2001, the Company entered into the final termination agreements.  Under the terms of this termination agreement, IntraBiotics paid Diversa Corporation $1,450,000 and will pay $1,000,000 in the fourth quarter of 2001.  In addition, the Company has issued warrants to purchase 700,000 shares of its common stock at an exercise price of $2.00 per share, exercisable immediately for a period of four years.

On August 31, 2001, the Company’s research collaboration agreement with BioSource Pharma Inc. (BioSource) was concluded.  There were no charges to the Company associated with the expiration of this agreement.

Note 6. Restructuring and other charges

On May 31, 2001, the Company implemented a restructuring plan intended to conserve capital and help direct financial and human resources to the development of its lead product, iseganan HCl oral solution for the prevention of oral mucositis in cancer patients. IntraBiotics incurred restructuring charges of $10.1 million and asset write down charges of $11.8 million for a total of $21.9 million in charges associated with its restructuring plan in the second quarter of 2001. As of September 30, 2001, the Company paid $6.9 million of the restructuring costs, primarily in severance costs to approximately 90 employees, facilities consolidation costs and terminated collaboration agreements and expensed $560,000 for warrants issued as part of a collaboration agreement termination. At September 30, 2001, approximately $2.6 million remains in accrued restructuring charges.

The strategic restructuring included an immediate reduction in force of approximately 90 positions in research and administration, or 71% of our workforce on May 31, 2001, of 127 employees.  All of those terminated employees left the Company by September 30, 2001. Following the restructuring, the Company retained approximately 33 full-time employees and several part-time employees or consultants largely focusing on drug development of iseganan HCl.

The restructuring also includes the termination of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California.  The Company vacated three facilities in Mountain View, California with 142,000 square feet and continues to occupy one facility with 16,000 square feet.

The 2001 restructuring charges consist of the following (in thousands):

	Costs for terminated employees	Facilities consolidation	Terminated collaboration agreements and other	Total

Restructuring charges	$2,911	$3,150	$4,060	$10,121

Cash payments	(2,614)	(1,821)	(2,489)	(6,924)

Non-cash expenses	-	-	(560)	(560)

Accrued restructuring charges at September 30, 2001	$297	$1,329	$1,011	$2,637

Additionally, the Company wrote down to fair value, leasehold improvements, laboratory equipment, computers and other assets of $11.8 million that are no longer being used as part of the restructuring plan.

Note 7. Legal Proceedings

On April 5, 2001, we commenced arbitration proceedings against Interactive Clinical Technologies, Inc. (ICTI) and Galen Holdings regarding the previously disclosed error in the drug dispensing for two of our Phase III clinical trials. We are seeking damages, including the full costs of one of the previous Phase III trials and partial costs of the second.  On July 2, 2001, Galen Holdings sued IntraBiotics in the State of New Jersey Federal Court seeking an injunction barring the arbitration as to Galen.  Galen is not seeking damages from IntraBiotics and the only issue raised by Galen's complaint is arbitrability.  On September 25, 2001, ICTI filed a counter claim against IntraBiotics in the arbitration proceedings claiming unspecified damages due to breach of a confidentiality provision in the master agreement between ICTI and IntraBiotics based on the disclosure of ICTI's name in connection with the error.  We expect both the arbitration and the associated litigation to be resolved in or before the first quarter of 2002.

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

OVERVIEW

IntraBiotics Pharmaceuticals, Inc. is developing new antibiotics, which address important unmet medical needs.  We have focused our efforts and use of resources on our lead product, iseganan HCl oral solution for oral mucositis, which is in the third and final stage of human clinical testing prior to registration.   A contractor’s error damaged the first of two planned phase III trials, causing us to conduct a third phase III trial. As a consequence, IntraBiotics restructured its business to maximize the likelihood of success in registering this potential product.  During the past quarter, we completed the majority of the restructuring effort and focused on iseganan HCl phase III trials for oral mucositis.  We continue to delay our three phase II trials, iseganan HCl oral solution for prevention of ventilator-associated pneumonia, iseganan solution for inhalation for treatment of lung infections in patients with Cystic Fibrosis, and ramoplanin nasal for prevention of post-surgical staphylococcal infections, until additional capital resources become available.

On January 17, 2001, we announced our discovery of damage to the first phase III trial of iseganan HCl for prevention of oral mucositis in patients receiving chemotherapy. Oral mucositis is a potentially debilitating side effect of certain anti-cancer therapies resulting in infected ulcers in the mouth.  The results were announced on May 14, 2001, after the trial was concluded, the final data analyzed, and the extent of damage assessed.  The primary endpoint of ulceration did not achieve the statistical strength of evidence typically required for product registration (p=0.067 compared to p<0.05 for statistical significance).  On May 31, 2001, IntraBiotics announced its plans to restructure its business as a result of the damage by a third party contractor’s error.

Several other clinically meaningful endpoints did succeed with statistical significance (all with p<0.05) in spite of the contractor’s error in this trial.  These endpoints include mouth pain, throat pain, difficulty swallowing and pain with swallowing, and the severity of stomatitis, or reduction in inflammation of the mouth.  We then completed additional analyses of the results that indicate that the error caused the trial to underestimate the true benefit of iseganan HCl oral solution on each of these measures of oral pain, oral function and ulceration.  Taken together, IntraBiotics believes that a repeat of the clinical trial has a high likelihood of demonstrating statistically significant results.

Based on our analysis of all of the end-points and the nature of the error, we chose to restructure our business to enable us to use our current capital resources and key personnel to conduct and complete another phase III trial in this chemotherapy patient population.   This new trial is in addition to our ongoing and nearly fully enrolled trial in radiotherapy patients, in order to attempt to prove the efficacy and safety of the product.  The next phase III trial in chemotherapy patients is expected to start in the fourth quarter of 2001 and conclude in the fourth quarter of 2002.  The ongoing phase III trial in radiotherapy patients is expected to finish on schedule in the second quarter of 2002.

We have also completed two earlier stage trials for other indications of the antibiotic iseganan HCl: the first to prevent pneumonia in patients using breathing assistance from a mechanical ventilator, a condition called ventilator-associated pneumonia (VAP) and the second, to treat respiratory infections in patients with Cystic Fibrosis (CF). We obtained data from a human clinical trial that tested for preliminary efficacy and safety, known as a phase IIa trial, for iseganan HCl oral solution in patients on ventilators. The results of this trial were presented in October 2001 at the European Society of Intensive Care Medicine and demonstrate the safety of iseganan HCl oral solution for this patient population.  These data fully support the advancement of this program to the next stage of clinical testing.

We also obtained data from a human clinical trial that tested for preliminary safety, known as a phase I trial, for iseganan HCl solution for inhalation, (previously referred to as Protegrin IB-367 Aerosol), in patients with Cystic Fibrosis. The data from this trial was publicly presented at the North American meeting of the Cystic Foundation Society in October 2001 and support the advancement to the next stage of human clinical testing, phase II trial, for this product.  We currently plan to obtain additional capital and human resources before proceeding to these next trials for either the VAP or the CF programs.

We amended our licensing and development agreement for our ramoplanin oral and ramoplanin topical programs with BioSearch Italia, S.p.A., (BioSearch) on May 29, 2001. The transfer of the clinical trials of ramoplanin oral powder for prevention of Vancomycin resistant enterococci (VRE) infections to BioSearch is complete. Under the terms of the new agreement, IntraBiotics will receive a royalty on future net sales on ramoplanin in North America, if it is successfully developed.  In addition, the agreement specifies that IntraBiotics retain the rights to develop and commercialize ramoplanin for topical uses, including ramoplanin nasal, unless certain clinical development milestones are not met.

Since commencing operations in 1994, we have not generated any revenue from product sales, and we have funded our operations primarily from the proceeds of public and private placements of securities. We have incurred a loss in each year since inception, and we expect to incur substantial losses for at least the next several years.  At September 30, 2001, our accumulated deficit was approximately $158.4 million and our cash equivalents and short term investments balance was approximately $41.2 million including restricted cash deposits of approximately $7.5 million in connection with drug supply agreements, line of credit and standby letters of credit for leased facilities.

RESULTS OF OPERATIONS

Three and nine month periods ended September 30, 2001 and 2000

IntraBiotics had no product sales or contract revenue for the nine-month periods ended September 30, 2001 and September 30, 2000.  The Company does not anticipate any product revenue in the near future.

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

 This $10.1 million restructuring charge is for costs to be incurred in reducing our workforce, terminating collaboration agreements and downsizing facilities. In the nine months ended September 30, 2001, we paid $6.9 million of the restructuring costs, primarily in severance costs, facilities consolidation costs and terminated collaboration agreements and expensed $560,000 for warrants issued as part of a collaboration agreement termination. At September 30, 2001, approximately $2.6 million remains in accrued restructuring charges.

 The strategic restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% of our workforce on May 31, 2001 of 127 employees.  All of the terminated employees left the Company by September 30, 2001. Following the restructuring, we have retained approximately 33 full-time employees largely focusing on drug development of iseganan HCl.

The restructuring also includes the termination of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California.  We have vacated three facilities in Mountain View, California with 142,000 square feet and we continue to occupy one facility with 16,000 square feet.

Additionally, we wrote down to fair value, $11.8 million of leasehold improvements, laboratory equipment, computers and other assets that are no longer being used by us as part of the restructuring plan.

As a result of implementing our restructuring plan, we anticipate significantly lower total operating expenses in the range of $6.0 million to $10.0 million for the remaining quarter of 2001 as compared to $13.5 million in the three months ended September 30, 2000.

Research and development expenses decreased to $6.5 million in the three-month period ended September 30, 2001 from $10.4 million for the same period in 2000, primarily as a result of our deliberate delay in commencing certain additional clinical trial work.   Research and development expenses increased to $32.4 million in the nine-month period ended September 30, 2001 from $26.4 million for the same period in 2000.  The increase for the nine-month period was attributable to higher personnel and payroll expenses, technology access fees, clinical trial activity, facilities and consulting expenses prior to the implementation of the restructuring plan.

General and administrative expenses decreased to $600,000 and $7.2 million in the three and nine-month periods ended September 30, 2001 from $3.2 million and $7.9 million for the same periods in 2000.  The decrease was primarily attributed to decreased personnel and payroll expenses, consulting, legal, travel and other expenses associated with decreased business development activities.

In connection with the grant of certain stock options to employees, we recorded no deferred compensation in the three and nine-month period ended September 30, 2001 compared to none in the three-month period ended September 30, 2000 and $2.6 million in the nine-month period ended September 30, 2000. Deferred compensation represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant.  Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options.  In the three and nine-month periods ended September 30, 2001, there was a reduction in deferred compensation of $1.7 million and $2.1 million due to employee terminations.

We expensed $537,000 and $1.9 million of deferred compensation during the three and nine-month periods ended September 30, 2001, compared to $794,000 and $2.4 million of deferred compensation for the same periods in 2000.  The decrease in deferred compensation expense was due to the cancellation of options for terminated employees.  These amounts were expensed to research and development and to general and administrative expense based on the deferred compensation liability attributed to each department.  The research and development deferred compensation amortization expense in the three and nine-month periods ended September 30, 2001 was $311,000 and $1.1 million, down from $460,000 and $1.4 million for the same periods in 2000.  The general and administrative deferred compensation amortization expense in the three and nine-month periods ended September 30, 2001 was $226,000 and $782,000, down from $334,000 and $1.0 million for the same periods in 2000.   We expect that deferred compensation expense will decrease in the future as a result of our reduction in workforce.

Interest income decreased to $531,000 and $2.5 million in the three and nine-month periods ended September 30, 2001 from $1.8 million and $4.1 million for the same periods in 2000.  The decrease in interest income resulted from the decrease in average cash and investment balances.  Interest expense increased to $351,000 and $954,000 for the three and nine-month periods ended September 30, 2001 from $120,000 and $358,000 for the same periods in 2000.  The increase was primarily attributed to additional equipment financing obligations, lines of credit and the term loan.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash, cash equivalents and short-term investments of $41.2 million including restricted cash deposits of approximately $7.5 million in connection with standby letters of credit for leased facilities, security deposit on the line of credit and drug supply agreements.  The Company regularly invests excess funds in short-term money market funds and commercial paper.

Net cash used in operating activities for the nine-month periods ended September 30, 2001 and 2000 was $39.2 million and $34.4 million, respectively.  Cash used in operating activities in the nine-month period ended September 30, 2001 was primarily the result of net losses decreases in accounts payables and decreases in accrued clinical liabilities offset by the write-off of assets and accrued liabilities associated with the Company’s restructuring plan, decreases to other assets primarily prepaid expenses for clinical trials and decreases to interest receivable, an increase to deposits received for the sale of assets, and increases to other liabilities, primarily deferred rent in connection with our facilities leases. Cash used in operating activities in the nine-month period ended September 30, 2000 was primarily the result of net losses after adjustments to reconcile net losses to net cash, increased prepaid expenses primarily for clinical trials, and decreases in amounts payable to our contract partner offset by increases in accrued liabilities, increases in accrued clinical liabilities.

Net cash provided by investing activities for the nine-month period ended September 30, 2001 was $28.3 million. Net cash used in investing activities for the nine-month period ended September 30, 2000 was $46.1 million.  Cash provided by investing activities in the nine-month period ended September 30, 2001 was due to the maturities of short-term investments of $38.2 million partially offset by the purchase of short term investments of $6.3 million and capital expenditures of $3.6 million. Cash used in investing activities in the nine-month period ended September 30, 2000 was due to the purchase of short term investments of $51.1 million and capital expenditures of $4.1 million, offset by maturities of short-term investments of $9.1 million.

Net cash used in financing activities for the nine-month period ended September 30, 2001 was $1.9 million. Net cash provided by financing activities for the nine-month period ended September 30, 2000 was $109.0 million. Cash used in financing activities for the nine-month period ended September 30, 2001 was due to payments on financing obligations of $13.3 million partially offset by $11.2 million in additional financing obligations and $194,000 from the issuance of common stock. Cash provided by financing activities for the nine-month period ended September 30, 2000, was due to net proceeds from the issuance of common stock of $103.7 million primarily from the initial public offering, and proceeds of $6.1 million from financing obligations partially offset by payments of $754,000 on financing obligations.

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

If we are unable to successfully complete our phase III trials for iseganan HCl, we may be unable to continue operations.

We are focusing our human and capital resources on one product candidate, iseganan HCl, in late stages of development. If we are unable to successfully complete our current and planned phase III clinical trials for this product on time or at all, we may be unable to register the product with the FDA, commercialize the product, or continue operations.  If we are unable to retain our key employees we may have to delay our clinical trials. Also, our current cash resources may not be adequate to complete all of the clinical trials necessary for product registration with the FDA.

We expect to continue to incur future operating losses and may never achieve profitability.

We have never generated revenue from product sales and have incurred significant net losses in each year since inception. We incurred net losses of $23.1 million in 1999, $45.6 million in 2000 and $59.9 million in the nine-months ended September 30, 2001.  Our accumulated deficit was approximately $158.4 million as of September 30, 2001. We expect to continue to incur substantial additional losses for the foreseeable future primarily as a result of our clinical trial expense costs, and we may never become profitable. In addition, we will continue to have expenses for development costs to commercialize iseganan HCl oral solution. To date, we have financed our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock in March 2000. We will receive product revenues only if we complete clinical trials with respect to one or more products, receive regulatory approvals and successfully commercialize such products.

We may be forced to raise capital sooner than currently anticipated and if we fail to obtain the capital necessary to fund our operations, we will be unable to develop our drug candidates and may have to cease operations.

We believe that our current cash, cash equivalents and restricted cash deposits of approximately $33.7 million, short-term investments of approximately $7.5 million and interest income are sufficient to meet our operating and capital requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong. For the nine months ended September 30, 2001 and the years ended December 31, 2000, 1999 and 1998, net cash used for operating activities was $39.2 million, $50.4 million, $25.1 million and $9.3 million, respectively.  Our future liquidity and capital requirements will depend on many factors, including the timing, cost, extent and results of clinical trials, payments associated with manufacturing scale-up, the costs and timing of regulatory approvals, costs associated with researching drug candidates, securing in-licensing opportunities and conducting pre-clinical research.

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

Our third-party manufacturer and we are required to register manufacturing facilities with the FDA and foreign regulatory authorities. If these facilities become unavailable for any reason or if our contract manufacturer fail to comply with the FDA’s current good manufacturing practices or if our contract manufacturer terminates their agreements with us, we would have to find an alternative source for manufacturing our drug candidates. There are, on a worldwide basis, a limited number of contract facilities in which our drug candidates can be produced according to current good manufacturing practice regulations. In addition, the manufacturing processes for iseganan HCl is extremely complex and proprietary. If we are unable to continue having iseganan HCl manufactured by our current contract manufacturer, we do not know if we could engage another contract manufacturer when needed or on acceptable terms, if at all.

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

There are several drugs commercially available or under development that might compete with iseganan HCl oral solution. For oral mucositis, there is one approved device, Radiacare®, and several drugs in early stage clinical trials. These include growth factors such as keratinocyte growth factors I and II, G-CSF and interleukin-11, as well as several small molecular entities including Ethyol®, amlexanox and glutamine. The companies sponsoring these trials have successfully commercialized products in the past. In addition, there may be products under development, which we are unaware for the treatment of oral mucositis.

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

We are highly dependent on our management and technical staff. Competition for personnel is intense. If we lose the services of any of our senior management, , we may be delayed in our product development and commercialization efforts. We do not maintain key person life insurance and do not have employment agreements with our management and technical staff. In order to pursue product development, marketing and commercialization plans, we may need to hire additional qualified scientific personnel.  We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

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

- publicity regarding actual or perceived changes in program timelines or results obtained in our clinical trials;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations at the same time maximizing the income we receive from our investments without significantly increasing risk.  We own financial instruments that are sensitive to market risks as part of our investment portfolio.  To minimize this risk, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and commercial paper.  The average maturity of all our investments in the nine months ended September 30, 2001 was less than one year.  Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of September 30, 2001 and the fiscal years December 31, 2000 and 1999. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 5, 2001, we commenced arbitration proceedings against Interactive Clinical Technologies, Inc. (ICTI) and Galen Holdings regarding the previously disclosed error in the drug dispensing for two of our Phase III clinical trials. We are seeking damages, including the full costs of one of the previous Phase III trials and partial costs of the second.  On July 2, 2001, Galen Holdings sued IntraBiotics in the State of New Jersey Federal Court seeking an injunction barring the arbitration as to Galen.  Galen is not seeking damages from IntraBiotics and the only issue raised by Galen's complaint is arbitrability.  On September 25, 2001, ICTI filed a counter claim against IntraBiotics in the arbitration proceedings claiming unspecified damages due to breach of a confidentiality provision in the master agreement between ICTI and IntraBiotics based on the disclosure of ICTI's name in connection with the error.  We expect both the arbitration and the associated litigation to be resolved in or before the first quarter of 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-1 filed pursuant to the Securities Act of 1933 (No. 333-95461) was declared effective on March 27, 2000.  The net offering proceeds to us after all expenses was approximately $103.3 million.  From the effective date of the registration statement through September 30, 2001, $33.1 million of the net proceeds have been used for our clinical trials, $6.3 million for the development and scale up of manufacturing processes by our contract manufacturers, $26.3 million for research and development, $22.0 million for restructuring charges and $16.5 million for working capital and other general purposes.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits

None

(b)           Reports on Form 8-K

The Company did not file a report on Form 8-K during the quarter ended September 30, 2001.

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IntraBiotics Pharmaceuticals, Inc.

/S/ Kenneth J. Kelley
November 8, 2001	Kenneth J. Kelley
Chairman of the Board,
President and Chief Executive Officer

/S/ Gary S. Titus
November 8, 2001	Gary S. Titus
Senior Director, Finance
(Chief Accounting Officer)