Form 10-K405
period 2001-12-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2002-02-15
CIK 1103390

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-29993

INTRABIOTICS PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3200380
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1245 Terra Bella Avenue, Mountain View, CA (Address of principal executive offices)	94043 (Zip code)

Registrant's telephone number, including area code: (650) 526-6800

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. /x/

        The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, as of February 4, 2002 was 35,750,592 shares. The aggregate market value of the Common Stock, held by non-affiliates of the registrant, based on the closing price on February 4, 2002 as reported by the Nasdaq National Market was approximately $121,552,000.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III—Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual stockholders meeting to be held on June 5, 2002 are incorporated by reference into this Form 10-K.

IntraBiotics Pharmaceuticals, Inc
Form 10-K
For the Year Ended December 31, 2001
Table of Contents

To jump to a section, click on the section name.

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

Item 1. Business

BUSINESS

        IntraBiotics develops and intends to commercialize novel antimicrobial (antibacterial and antifungal) drugs for the prevention or treatment of serious diseases. Our clinical development programs focus on addressing medical problems for patients who currently have few or no satisfactory alternatives. Because our lead drug candidate, iseganan hydrochloride (HCl), uses novel mechanisms of action to kill bacteria and fungi, we expect it to be particularly useful in fighting serious infections that are not well treated by current therapies. In particular, iseganan's broad spectrum of antimicrobial activity (including activity against multi-drug resistant bacteria and yeast), its ability to kill microorganisms within minutes, and its low propensity to engender resistance make iseganan HCl a novel and potentially important advance.

        Our current product portfolio includes iseganan HCl, which has three potential indications: reduction in incidence and severity of oral mucositis, prevention of ventilator-associated pneumonia and treatment of respiratory infections in cystic fibrosis patients. Iseganan HCl oral solution, previously referred to as Protegrin IB-367, is currently in phase III clinical trials for the reduction in the incidence and severity of ulcerative oral mucositis. Oral mucositis is a common debilitating side effect of cancer therapy and is characterized by severe mouth ulcers that often become infected. In addition, we have completed a phase I/IIa study of iseganan HCl oral solution for the prevention of ventilator-associated pneumonia and a phase I study of iseganan HCl solution for inhalation in cystic fibrosis patients. At this time we are focusing our resources on the two Phase III trials in the oral mucositis program.

        On May 31, 2001, we implemented a restructuring plan intended to conserve capital and help direct financial and human resources to the development of iseganan HCl oral solution for the reduction in incidence and severity of oral mucositis in cancer patients. The strategic restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% of our workforce of 127 employees. The restructuring also included the termination of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California.

        On November 29, 2001, Kenneth J. Kelley, our Chief Executive Officer, President and Chairman of the Board of Directors, terminated his employment with us effective January 31, 2002. Under the terms of his Separation and Consulting Agreement, Mr. Kelley will remain a consultant with us through July 31, 2003, and receive ongoing severance payments in the aggregate amount of approximately

$550,000. In addition, a portion of Mr. Kelley's unvested options vested in January 2002, and the remaining options will continue to vest over the remainder of the consulting period.

Iseganan HCl Oral Solution for Reduction in Incidence and Severity of Ulcerative Oral Mucositis

        Iseganan HCl is a synthetic analog of the Protegrin family of antibiotic peptides naturally found in mammals. Iseganan HCl destroys the cell membranes of bacteria and fungi, thus damaging the structural integrity of the microorganism. Iseganan HCl kills a wide variety of microorganisms, including bacteria and certain fungi, and is effective against many of the serious drug-resistant, disease-causing bacteria and yeast.

        We are developing iseganan HCl oral solution for the reduction in incidence and severity of ulcerative oral mucositis as its first indication. Cancer patients who are undergoing aggressive chemotherapy or oral radiation treatment will swish iseganan HCl oral solution in their mouths several times per day while undergoing cancer therapy in an attempt to reduce the number of microorganisms in their mouth, thereby lessening the incidence and severity of the manifestations of oral mucositis. We believe iseganan HCl is well suited for the prevention of oral mucositis because it quickly kills the bacteria and fungi found in the mouth and because it is formulated as a rinse, a method of application which is familiar to, and convenient for patients.

        In clinical trials, iseganan HCl oral solution has been well tolerated and is not detectably absorbed into the bloodstream. In January 2001, we completed enrollment in the first of our randomized double blind, placebo-controlled phase III clinical trials to further assess the safety and efficacy of iseganan HCl oral solution in patients receiving aggressive chemotherapy. However, we discovered that nearly one third of the patients treated in the trial received one or more treatments of both iseganan and placebo medication due to an error on the part of subcontractor that was managing the drug dispensing. We believe that as a result of this error, the trial underestimated the impact of iseganan and, it failed to reach statistical significance in the primary endpoint. The study demonstrated a 30% increase in the proportion of patients who did not experience ulcerative oral mucositis (p = 0.067). Iseganan HCl oral solution did meet several additional endpoints including that of mouth pain (p < 0.05). In addition, this study demonstrated that iseganan HCl oral solution continues to be well tolerated.

        Our second phase III clinical trial evaluating the safety and efficacy of iseganan HCl oral solution for the prevention of oral mucositis in patients receiving radiotherapy for cancer of the head and neck completed enrollment in December 2001. We anticipate the announcement of results from the second phase III oral mucositis trial in cancer patients receiving radiotherapy for head and neck cancer in the second quarter of 2002.

        We have initiated enrollment in a third phase III clinical trial evaluating the safety and efficacy of iseganan HCl oral solution for the reduction in incidence and severity of ulcerative oral mucositis in patients receiving aggressive chemotherapy. We expect to announce the results from this trial in the fourth quarter of 2002.

        If our phase III trials are successful, we intend to submit the results to the FDA to support regulatory approval of the product. However, we cannot be certain that iseganan HCl oral solution will prove to be safe or effective in reducing the incidence and severity of ulcerative oral mucositis in cancer patients receiving either chemotherapy and/or radiotherapy, will receive regulatory approvals, or will be successfully commercialized.

Iseganan HCl Oral Solution for Prevention of Ventilator-Associated Pneumonia

        Iseganan HCl oral solution is also a potential new drug for prevention of ventilator-associated pneumonia. Phase I and IIa trials of iseganan HCl oral solution in mechanically ventilated patients evaluating safety and antimicrobial activity have been completed. Single doses of iseganan HCl were well tolerated, and iseganan reduced the levels of oral microbial flora by more than 100-fold. The phase IIa study evaluating the safety and antimicrobial efficacy of iseganan HCl oral solution administered for up to five days demonstrated that iseganan HCl oral solution was well tolerated and provided a significant antimicrobial effect. The results are encouraging and support further development of iseganan HCl oral solution for the prevention of ventilator-associated pneumonia. However, we cannot be certain that iseganan HCl oral solution will prove to be safe or effective in the prevention of ventilator-associated pneumonia, will receive regulatory approvals, or will be successfully commercialized. In addition, we are currently focusing our resources on the oral mucositis program and are not expending significant resources on the ventilator-associated pneumonia program.

Iseganan HCl Solution for Inhalation for Treatment of Respiratory Infections

        We believe iseganan HCl may be effective in treating respiratory infections in cystic fibrosis (CF) patients. Iseganan HCl has been formulated as a solution for inhalation by patients with CF. Since iseganan is a broad spectrum, rapidly acting antimicrobial agent with a low propensity to engender antimicrobial resistance, we believe iseganan HCl is well suited for this indication.

        Two phase I studies of iseganan HCl solution for inhalation, one administered as a single dose and the second administered up to five doses, have enabled us to establish the dose tolerance and further develop the formulation for this product. These studies also demonstrated that iseganan HCl solution for inhalation was well tolerated when administered to patients with CF. However, we cannot be certain that after further study iseganan HCl solution for inhalation will prove to be safe or effective in treating respiratory infections, will receive regulatory approvals, or will be successfully commercialized. In addition, we are currently focusing our resources on the oral mucositis program and are not expending significant resources on the program for respiratory infections in CF patients.

Ramoplanin Ointment for the Eradication of Nasal Staphylococcus Aureus

        We have evaluated the safety and efficacy of ramoplanin ointment and other topical formulations for the reduction in nasal carriage of Staphylococcus aureus (S. aureus) in a phase I study. Nasal carriers of S. aureus have an increased risk of developing surgical wound infections. The dosage forms evaluated to date have not demonstrated a sufficient reduction in the S. aureus levels. We have developed new formulations designed to achieve the targeted reduction. The commercialization and development rights for this formulation of ramoplanin will be returned to Biosearch Italia on April 1, 2002, unless we provide evidence prior to March 31, 2002 that we have diligently carried out development activity enabling us to initiate clinical developments by December 31, 2002. We cannot be certain that topical forms of ramoplanin will prove to be safe or effective in eradication of nasal S. aureus, will receive regulatory approvals, or will be successfully commercialized.

Our Preclinical Research Programs

        Prior to our reduction in force, we were conducting research focused on discovering and developing compounds with novel chemical structures and mechanisms of antimicrobial activity against bacteria or fungi. We have filed patent applications on these compounds. We currently have two programs in the preclinical research stage, IB-880 and IB-863, which we intend to out-license for further research and development.

Strategic Relationships

Albany Molecular Research, Inc., Albany, New York

        In January 2001, we entered into a renewable, two-year research and technology licensing agreement for the discovery of new anti-infective therapies with New Chemical Entities, Inc. (now

Albany Molecular Research, Inc.) (AMRI). On June 21, 2001, we terminated our collaborative research and technology agreement with AMRI due to our intention to focus our resources elsewhere. Under the terms of this termination agreement, we paid AMRI $300,000.

Biosearch Italia S.p.A., Gerenzano, Italy

        In May 1998, we entered into a license agreement with Biosearch Italia, under which we have exclusive rights in the U.S. and Canada to develop and commercialize products containing certain formulations of ramoplanin for the treatment or prevention of human disease.

        On May 29, 2001, we announced an amendment to this agreement. Under the new terms of the agreement, Biosearch Italia reimbursed us for ongoing clinical trial expenses during a two-month transition period, starting June 1 and ending July 31, 2001. During this period, Biosearch Italia assumed responsibility for the clinical development of ramoplanin oral powder at its own expense. In exchange for our clinical development expenses and efforts to date, we will receive a royalty on future net sales of ramoplanin in North America, if it is successfully developed. All of our future milestone payments and obligations were waived by Biosearch Italia for the development of oral formulations of ramoplanin. We retain the rights for the development and commercialization of topical formulations of ramoplanin. These rights will revert to Biosearch Italia on April 1, 2002, unless we provide evidence prior to March 31, 2002 that we have diligently carried out development activity enabling us to initiate clinical developments by December 31, 2002.

Cetek Corporation, Framingham, Massachusetts

        On June 7, 2001, we terminated our research collaboration agreement with Cetek Corporation. There were no financial charges associated with this termination.

Diversa Corporation, San Diego, California

        In January 2001, we entered into a strategic drug discovery, development and licensing agreement with Diversa Corporation to identify novel types of antimicrobial drugs.

        On July 27, 2001, we terminated the agreement with Diversa. Under the terms of the termination agreement, we paid an aggregate of $2.45 million to Diversa during 2001. In addition, we issued a warrant to Diversa for the purchase 700,000 shares of our common stock at an exercise price of $2.00 per share, exercisable immediately for a period of four years.

PolyPeptide Laboratories A/S, Hillerød, Denmark

        In January 1997, we entered into both a Development Supply Agreement and a Purchase Supply Agreement with PolyPeptide Laboratories A/S, for the development of manufacturing processes for iseganan HCl and for the clinical and commercial manufacture and supply of iseganan HCl, as a bulk drug substance. Under the Development Supply Agreement, we make payments to PolyPeptide upon achievement of certain development milestones and upon receipt of materials to be used in clinical trials. As of December 31, 2001, these payments totaled $8.0 million. Under the Purchase Supply Agreement, we will pay PolyPeptide for set volumes and at set prices.

        The Development Supply Agreement will terminate after certain files relating to iseganan HCl are ready for submission to the FDA in connection with a new drug application. PolyPeptide is currently manufacturing iseganan HCl exclusively for us. However, under certain circumstances, we can transfer the manufacturing process to a third party if we choose.

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

Manufacturing

        We intend to use contract manufacturers to prepare our drugs instead of developing this capability internally. We have contracted with PolyPeptide as a single source for supply of bulk drug substance iseganan HCl for use in the clinical trials. PolyPeptide has manufactured the peptide on a pilot scale to our specifications. The manufacturing process was scaled up at the proposed commercial facility in advance of the commencement of our phase III clinical trial. Scale up to commercial scale is ongoing. PolyPeptide is an established world leader in peptide manufacturing. We have selected a contract manufacturer for final formulation for commercialization. By using third-party manufacturers we can leverage their expertise and capital investment.

        If our contract manufacturers are unable or fail to produce the required quantities of our drug candidate for clinical use on a timely basis, at commercially reasonable prices, our current and future clinical trials and our product development efforts will be delayed. If these facilities become unavailable for any reason, if our contract manufacturers fail to comply with the FDA's current good manufacturing practices, or if our contract manufacturers terminate their agreements with us, we would need to find an alternative source for manufacturing our drug candidates. Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control, quality assurance and shortage of qualified personnel. If our contract manufacturers are unable to scale up production to meet our commercial needs, our revenues may be adversely affected.

Intellectual Property

        We own two U.S. patents directed to iseganan. Together, these patents contain claims to compositions of matter, pharmaceutical compositions and methods of use, including the treatment or prevention of oral mucositis. These patents expire no earlier than 2013. In addition, we are either the owner or exclusive licensee from The Regents of the University of California of seven other U.S. patents directed to related antimicrobial peptides and/or their uses. Applications directed to iseganan and the related antimicrobial peptides, as well as their uses, are either pending or have issued in major foreign jurisdictions. We also own two pending U.S. applications directed to specific uses of iseganan.

        In addition, we own several pending U.S. and international patent applications directed to certain antifungal and antibacterial compounds and their uses, including the IB-863 Series of antifungal compounds and the IB-880 Series of antibacterial compounds.

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

Marketing and Sales

        We currently plan to market and sell our initial products through a direct or contracted sales force in the U.S. and Canada. We believe that a relatively small sales force of fewer than 100 sales representatives can be used to commercialize iseganan HCl oral solution for the reduction in incidence and severity of ulcerative oral mucositis because prescribing decisions will be made by a small group of physicians, specifically hematologist/oncologists administering high dose chemotherapy and radiation oncologists administering orally directed radiotherapy. We plan to begin hiring this sales force upon successful completion of phase III trials. This sales force will initially target the largest hospitals and cancer centers in the U.S. We cannot guarantee that we will develop a sales force with the necessary technical expertise and distribution capabilities.

        We are also evaluating opportunities to partner with other pharmaceutical companies to develop and commercialize our products. We cannot guarantee that we will successfully develop or commercialize our product candidates, achieve significant market penetration, or generate any revenues from our products.

Competition

        Currently, there is no FDA approved drug for oral mucositis. Doctors routinely prescribe mouthwashes containing salt water or sodium bicarbonate. Traditional antibacterial and antifungal drugs, topical anesthetics or antihistamines may also added for the symptomatic relief of oral mucositis, although most clinical trials have demonstrated no effectiveness of these remedies in comparison to salt water or sodium bicarbonate. Ice chips may also provide patients some soothing comfort. Narcotics are often used to reduce the patient's pain and nourishment may be supplemented, either intestinally or intravenously.

        There are additional means of addressing oral mucositis currently under development in the pharmaceutical industry. For example, growth factors may be administered to patients to reestablish the protective barrier in the mouth to keep microorganisms out of the tissue. Additionally, we are aware of other antimicrobial drugs in earlier stages of clinical development for the prevention of oral mucositis.

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

  •
  submission to the FDA of a new drug application; and

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

        Clinical trials typically are conducted in three sequential phases , but the phases may overlap or be combined. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. We cannot guarantee that phase I, phase II, or phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

        Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of a new drug application requesting approval to market the product for one or more indications. Before approving a new drug application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless compliance with current good manufacturing practices is satisfactory. If the FDA determines the new drug application and the manufacturing facilities are acceptable, the FDA will issue an approval letter. If the FDA determines the new drug application submission or manufacturing facilities are not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the new drug application does not satisfy the regulatory criteria for approval. The testing and approval process requires substantial time, effort, and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

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

        Iseganan has received fast-track designation by the FDA. The FDA's fast-track program is intended to facilitate the development of drugs intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for such conditions. Under this program, the FDA can, for example, review portions of a new drug application for a fast-track product before the entire application is complete, thus potentially beginning the review process at an earlier time. The fast track designation may be withdrawn by FDA if the development program ceases to have the potential to address an unmet medical need for a life-threatening or serious condition. We cannot guarantee that the FDA will not withdraw the fast-track status, that any fast-track designation would affect the time of review, or that the FDA will approve the new drug application submitted for any of our drug candidates, whether or not fast-track designation is granted. Additionally, the FDA approval of a fast-track product can include restrictions on the product's use or distribution (such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience). Approval of fast-track products can be conditional with a requirement for additional clinical studies after approval.

        FDA procedures also provide priority review of new drug applications submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis, or prevention of a disease. The FDA is supposed to review new drug applications that are granted priority status more quickly than new drug applications given standard status. FDA's current goal is to act on 90% of priority new drug applications within six months of receipt. We anticipate seeking priority review of iseganan HCl oral solution. We cannot guarantee that the FDA will grant priority review status in any instance, that priority review status would affect the review time, or that the FDA will approve the new drug application submitted for any of our drug candidates, whether or not priority review status is granted.

        Under certain circumstances, the FDA provides periods of marketing exclusivity for new drugs that are the subject of an approved new drug application. Iseganan HCl oral solution, if approved, may qualify for marketing exclusivity, which would prevent any competitors from seeking approval of a generic version until five years (four years, in some cases) after approval of our product. We cannot be sure, however, that, iseganan HCl oral solution will qualify for marketing exclusivity. Among other reasons, until recently, antibiotics were not able to obtain such exclusivity, and the new law making antibiotics eligible for exclusivity includes a transition provision that could lead the FDA to conclude that certain of our antibiotic products are not eligible for marketing exclusivity. Additionally, even if a product is approved and granted exclusivity, that does not prevent the approval and marketing of competing products.

        Outside the U.S., our ability to market our products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all the risks associated with FDA approval described above. The requirements governing conduct of clinical trials and marketing authorization vary widely from country to country.

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

Employees

        As of December 31, 2001, we had 31 full-time employees, 23 of whom were engaged in product development and research activities and eight of whom were engaged in general and administrative activities. Many of our current employees hold post-graduate degrees, including three with M.D. and six with Ph.D. degrees. Our employees are not represented by a collective bargaining agreement.

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

        We have never generated revenue from product sales and have incurred significant net losses in each year since inception. We incurred net losses of $23.1 million in 1999, $45.6 million in 2000 and $67.4 million for the year ended December 31, 2001. As of December 31, 2001, our accumulated deficit was approximately $165.8 million. We expect to continue to incur substantial additional losses for the foreseeable future primarily as a result of increases in clinical trial costs, and we may never become profitable. In addition, we expect to incur further costs to commercialize iseganan HCl oral solution, previously referred to as Protegrin IB-367 Rinse. To date, we have financed our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock in March 2000. We will receive product revenues only if we complete clinical trials with respect to one or more products, receive regulatory approvals and successfully commercialize such products.

We may be forced to raise capital sooner than currently anticipated and if we fail to obtain the capital necessary to fund our operations, we will be unable to develop our drug candidates and may have to cease operations.

        We believe that our cash balances and cash equivalents net of restricted cash of approximately $28.0 million, at December 31, 2001, in addition to approximately $17.5 million received in January and February 2002 will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong. For the years ended December 31, 2001, 2000 and 1999, net cash used for operating activities was $53.6 million, $50.4 million, and $25.1 million, respectively. In May 2001, we implemented a restructuring plan in order to conserve our cash reserves. Our future liquidity and capital requirements will depend on many factors, including the timing, delay, cost, extent and results of clinical trials, payments associated with manufacturing scale-up, the costs and timing of regulatory approvals, the costs of establishing sales, marketing and distribution capabilities and costs associated with researching drug candidates, securing in-licensing opportunities and conducting pre-clinical research.

        We believe that additional financing will be required in the future to fund our operations. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay some or all of our product development efforts or be forced to cease operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, drug candidates or marketing territories.

We depend on the outcome of our clinical trials and if they are unsuccessful, we may not be able to commercialize our products and generate product revenue.

        Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical research and clinical trials that our drug candidates are safe and effective for use in humans. If we are unable to demonstrate the safety and efficacy of iseganan HCl oral solution in phase III clinical trials, we may be unable to obtain regulatory approval from the FDA or to commercialize the drug candidate, and we will be unable to generate product revenue from that candidate for that indication. Clinical trials are expensive and time-consuming to conduct, and the timing and outcome of these trials is uncertain. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

        In addition, if we have delays in clinical trials or the FDA approval process or if we need to perform more or larger clinical trials, our product development costs will increase and our ability to generate product revenue will be delayed. For example, in January 2001, we discovered that a contract vendor dispensed placebo and active drug in error to approximately one-third of the patients in our phase III clinical trial for iseganan HCl oral solution. As a result, we are conducting an additional phase III clinical trial, which has delayed our FDA approval process.

        Our commencement and completion of clinical trials may be delayed by many factors, including:

  –
  slower than expected rate of patient recruitment;

  –
  inability to adequately obtain data about patients after their treatment;

  –
  additional regulatory requests;

  –
  inability to manufacture sufficient quantities of materials used for clinical trials; or

  –
  unforeseen safety issues.

        If the delays are substantial, the increase in product development expenses could cause our losses to increase and diminish the commercial potential for our products candidates.

If our collaborative partners assisting in our clinical trials fail to appropriately manage our clinical trials, the trials could be delayed or could fail.

        We rely on contract research organizations, including PharmaNet, Inc., to assist us in managing and monitoring our clinical trials. The FDA may inspect some of our clinical investigational sites, our collaborative partner's records and our facility and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that the trials were not in compliance with good clinical practices, we may be required to repeat the clinical trials. If our contract research organizations fail to perform under our agreements with them, we may face delays in completing our clinical trials or failure of our clinical program.

        In January 2001, an error on the part of one of our subcontractors that was managing the drug dispensing, led to a dispensing error in both of our phase III clinical trials of iseganan HCl oral solution. We believe that as a result of this error, the clinical trial failed to demonstrate the efficacy of iseganan HCl oral solution for the reduction in incidence and severity of oral mucositis in patients receiving chemotherapy at the levels of statistical significance typically required by the FDA. As a result, we are conducting an additional phase III clinical trial and our timing for the FDA approval process has been delayed.

If our single-source third party manufacturers fail to produce clinical or commercial quantities of our drug candidates, we may not have sufficient quantities of our drug candidates to meet demand.

        We rely on a single source of contract manufacturers, PolyPeptide Laboratories A/S and Patheon, Inc., to manufacture the bulk drug substance and formulated drug product on a commercial scale, respectively. While we maintain a limited inventory of our drug, we depend on contract manufacturers to produce our products for use in our clinical trials. Our contract manufacturers have limited experience in manufacturing iseganan HCl in quantities sufficient for commercialization and may have difficulty in scaling up production. If our contract manufacturers are unable or fail to produce the required quantities of iseganan HCl for clinical use or commercial sale on a timely basis, at commercially reasonable prices and with sufficient purity, we will not have sufficient quantities to complete current and future clinical trials, or to meet commercial demand.

        Our third-party manufacturers and we are required to register manufacturing facilities with the FDA and foreign regulatory authorities. If these facilities become unavailable for any reason or if our contract manufacturers fail to comply with the FDA's current good manufacturing practices or if our contract manufacturers terminate their agreements with us, we would have to find an alternative source for manufacturing our drug candidates. There are, on a worldwide basis, a limited number of contract facilities in which our drug candidates can be produced according to current good manufacturing practice regulations. In addition, the manufacturing processes for iseganan HCl are extremely complex and proprietary. If we are unable to continue having iseganan manufactured by our current contract manufacturers, we do not know if we could engage another contract manufacturer when needed or on acceptable terms, if at all.

If we fail to obtain FDA approvals for our products, we will be unable to commercialize our drug candidates.

        We do not have a drug candidate approved for sale in the U.S. or any foreign market. We must obtain approval from the FDA in order to sell our drug candidate in the U.S. and from foreign regulatory authorities in order to sell our drug candidate in other countries. We must successfully complete our phase III clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require us to repeat clinical trials as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

  –
  delay or prevent the successful commercialization of our drug candidate;

  –
  diminish our competitive advantage; and

  –
  defer or decrease our receipt of revenues or royalties.

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

        In addition to initial regulatory approval, our drug candidate will be subject to extensive and rigorous ongoing domestic and foreign government regulation. Any approvals, once obtained, may be withdrawn if compliance with regulatory requirements is not maintained or safety problems are identified. Failure to comply with these requirements may subject us to stringent penalties.

Development and commercialization of competitive products could reduce or prevent sales of our products and reduce revenue.

        We may be unable to compete successfully if other companies develop and commercialize competitive products that are less expensive, more effective, have fewer side effects or are easier to administer than our drug candidate. If we are unable to compete successfully with our drug candidate, physicians may not recommend and patients may not buy our drug, which would cause our product revenue to decline.

        There are several drugs commercially available or under development that might compete with iseganan HCl oral solution. There is one approved device, Radiacare, and several drugs in early stage clinical trials for prevention or treatment of oral mucositis. These include one antimicrobial agent, triclosan, and two growth factors, keratinocyte growth factor and keratinocyte growth factor-2. GM-CSF is also under development in radiotherapy-induced oral mucositis. The companies sponsoring these trials have successfully commercialized products in the past. In addition, there may be products under development of which we are unaware for the prevention or the treatment of oral mucositis.

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

        We rely on a combination of patents, trade secrets and contractual provisions to protect our intellectual property. If we fail to adequately protect our intellectual property, other companies or individuals may prevent us from selling our products or may develop competing products based on our technology. Our success depends in part on our ability to:

  –
  obtain patents;

  –
  protect trade secrets;

  –
  operate without infringing upon the proprietary rights of others; and

  –
  prevent others from infringing on our proprietary rights.

        We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

        We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. For example, we own or have rights to nine patents and five pending patent applications in the U.S. However, the patent position of biopharmaceutical companies involves complex legal and factual questions. We cannot predict the enforceability or scope of any issued patents or those that may issue in the future. Patents, if issued, may be challenged, invalidated or circumvented. Consequently, if any patents that we own or license from third parties do not provide sufficient protection, our competitive position would be weakened. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. In addition, we may not be issued patents for our pending patent applications, those we may file in the future, or those we may license from third parties.

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

        The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. Although we are not currently a party to any lawsuits, third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. The defense and prosecution of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the U.S and internationally are costly and time-consuming to pursue and their outcome is uncertain. If we become involved in any of these proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may result in the invalidation of our patents, subject us to significant liabilities or require us to seek licenses that may not be available from third parties on satisfactory terms, or at all. Our stock price could decline based on any public announcements related to litigation or interference proceedings initiated or threatened against us.

If physicians and patients do not accept our products, we may be unable to generate significant revenue, if any.

        Our drug candidate may not gain market acceptance among physicians, patients and the medical community. If our drug candidate fails to achieve market acceptance, we may be unable to successfully market and sell the product, which would limit our ability to generate revenue. The degree of market acceptance of any drug candidate depends on a number of factors, including:

  –
  demonstration of clinical efficacy and safety;

  –
  cost-effectiveness;

  –
  convenience and ease of administration;

  –
  potential advantage over alternative treatment methods; and

  –
  marketing and distribution support.

        Physicians will not recommend our products until such time as clinical data or other factors demonstrate the safety and efficacy of our drugs as compared to other treatments. In practice,

competitors may be more effective in marketing their drugs. Even if the clinical safety and efficacy of our product is established, physicians may elect not to recommend its use. For example, physicians may be reluctant to prescribe widespread use of our products because of concern about developing bacterial strains that are resistant to our drugs, or because of the cost of our drug.

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

Directors, executive officers, principal stockholders and affiliated entities own a portion of our capital stock and may be able to exert significant control over our activities.

        Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 40% of our outstanding common stock. These stockholders, if acting together, may be able to significantly influence any matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Antitakeover provisions in our charter documents and under Delaware law may make an acquisition of us more difficult.

        Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

        These provisions:

  –
  provide for a classified board of directors of which approximately one third of the directors will be elected each year;

  –
  allow the authorized number of directors to be changed only by resolution of the board of directors;

  –
  require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

  –
  establish advance notice requirements for nominations to the board of directors or for proposals that can be acted on at stockholder meetings; and

  –
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

  –
  announcements of technological innovations or new commercial products by our competitors or us;

  –
  developments concerning proprietary rights;

  –
  publicity regarding actual or perceived adverse events in our clinical trials or relating to products under development by our competitors;

  –
  regulatory developments in the U.S. or foreign countries;

  –
  litigation;

  –
  significant short selling in our common stock;

  –
  economic and other external factors; and

  –
  period-to-period fluctuations in our financial results and changes in analysts' recommendations.

Item 2. Properties

        We are currently leasing two adjacent facilities on Terra Bella Avenue, in Mountain View, California. These facilities provide approximately 16,000 and 18,000 square feet, respectively. The leases on these facilities, containing laboratory and office space, expire in July 2004. In October 2001, we sublet one of these facilities on Terra Bella Avenue. This sublease expires in December 2002.

        In addition, we leased additional facilities in May 2000 and May 2001. These two facilities, containing laboratory and office space, on Stierlin Court in Mountain View, California, provide approximately 58,000 and 66,000 square feet, respectively. These leases will expire in 2011. The first of these two facilities was taken back by the landlord in October 2001 as part of our restructuring, with no continuing obligation to us. The second building is currently being marketed for sublease.

Item 3. Legal Proceedings

        We are currently not a party to any legal proceedings. The previously disclosed arbitration between IntraBiotics and a contract vendor relating to a dispensing error in the iseganan HCl oral solution phase III clinical trial was resolved amicably on January 21, 2002, and we received a cash payment of $3.6 million.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

MARKET FOR COMMON EQUITY

        Our common stock began trading on the Nasdaq National Market on March 28, 2000, under the symbol "IBPI." Prior to that time, there had been no public market for our common stock. The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	High	Low
1st Quarter ended March 31, 2000	$15.75	$15.00
2nd Quarter ended June 30, 2000	$26.69	$6.63
3rd Quarter ended September 30, 2000	$31.88	$14.50
4th Quarter ended December 31, 2000	$16.50	$9.56
1st Quarter ended March 31, 2001	$10.25	$2.06
2nd Quarter ended June 30, 2001	$3.37	$1.25
3rd Quarter ended September 30, 2001	$1.82	$1.00
4th Quarter ended December 31, 2001	$2.73	$1.23

        As of February 4, 2002, there were 172 holders of record of common stock. Certain record holders are represented by brokers and other institutions on behalf of stockholders. We estimate that included within the holders of record are approximately 2,500 beneficial owners of common stock. As of February 4, 2002, the closing price for our common stock was $3.40.

USE OF PROCEEDS FROM REGISTERED SECURITIES

        The Company's Registration Statement on Form S-1 filed pursuant to the Securities Act of 1933 (No. 333-95461) was declared effective on March 27, 2000. The Company incurred related offering costs of approximately $9.2 million during the year ended December 31, 2000, of which $7.9 million represented underwriting discounts and commissions. All initial public offering costs were direct or indirect payments to others. The net offering proceeds to the Company after all expenses were approximately $103.3 million.

DIVIDEND POLICY

        We have not paid and do not plan to pay any cash dividends on our common stock in the foreseeable future. We intend to retain any earnings for use in our business operations. Furthermore, in August 2001, we entered into a term loan agreement with Silicon Valley Bank that includes a restriction on paying dividends.

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

	Year ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract revenue	$—	$—	$7,863	$5,357	$3,507
License fee and milestone revenue	—	—	—	1,000	2,000

Total revenues	—	—	7,863	6,357	5,507

Operating expenses:
Research and development	38,034	39,152	26,102	21,997	8,103
General and administrative	9,202	11,560	6,082	2,533	1,960
Restructuring and other charges	21,956	—	—	—	—

Total operating expenses	69,192	50,712	32,184	24,530	10,063

Operating loss	(69,192)	(50,712)	(24,321)	(18,173)	(4,556)
Interest income	2,843	5,699	1,372	963	575
Interest expense	(1,110)	(563)	(166)	(172)	(94)
Other income	93	—	—	—	—

Net loss	$(67,366)	$(45,576)	$(23,115)	$(17,382)	$(4,075)

Basic and diluted net loss per share	$(2.29)	$(2.02)	$(21.62)	$(20.89)	$(6.39)

Shares used to compute basic and diluted net loss per share	29,432	22,512	1,069	832	638

Pro forma basic and diluted net loss per share (unaudited)		$(1.67)	$(1.27)

Shares used to compute pro forma basic and diluted net loss per share (unaudited)		27,231	18,172

	As of December 31
	2001	2000	1999	1998	1997
	(In thousands)
Cash, cash equivalents, restricted cash deposits and short-term investments	$35,470	$86,065	$31,429	$29,869	$20,779
Working capital	29,629	86,142	25,743	21,279	18,851
Total assets	42,465	108,288	35,958	32,099	24,987
Long term obligations, less current portion	5,000	8,309	1,725	867	1,036
Accumulated deficit	(165,816)	(98,450)	(52,874)	(29,759)	(12,377)
Total stockholders' equity	26,212	89,955	27,914	22,498	19,765

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under "Risks Related To Our Business" and elsewhere in this Form 10-K. All forward looking statements included in this document are based on information available to us on the date of this document and we assume no obligation to update any forward looking statements contained in this Form 10-K.

Overview

        IntraBiotics Pharmaceuticals, Inc. develops and intends to commercialize new antibacterial and antifungal drugs for the prevention or treatment of serious infectious diseases. We have initiated expanded human clinical trials to test for efficacy and safety, known as phase III trials, for iseganan HCl oral solution, previously referred to as Protegrin IB-367 Rinse, for the reduction in the incidence and severity of ulcerative oral mucositis, a side effect of anti-cancer therapies. In May 2001, we presented the results on one phase III trial for patients undergoing aggressive chemotherapy. Due to a contractor error in dispensing study medication, nearly one third of the study patients received a mixture of drug and placebo, which we believe resulted in an underestimate of the impact of iseganan HCl oral solution. We believe that as a result of this error, the study demonstrated insufficient statistical significance on its primary endpoint and we are repeating the trial. As a consequence, we restructured our business in May 2001 to maximize the likelihood of success in registering this potential product. The restructuring had the following main elements:

  •
  A significant reduction in our workforce of approximately 90 positions in research and administrations, or 71% of our workforce of 127 employees at May 31, 2001;

  •
  The termination of several collaboration agreements, including agreements with Diversa Corporation and Albany Molecular Research, Inc., and a restructuring of our ramoplanin license agreement with Biosearch Italia S.p.A.;

  •
  Downsizing and termination of lease obligations with a reduction of occupied space from 158,000 square feet in four buildings to 16,000 square feet in one building, and a reduction in leased space from 158,000 square feet in four buildings to approximately 100,000 square feet in three buildings. We sublet 18,000 and intend to sublease about 66,000 of the remaining 100,000 square feet;

  •
  Write down of assets; and

  •
  Restructuring of our bank debt.

        During the second half of 2001, we completed the majority of this restructuring effort and focused on iseganan HCl phase III trials for oral mucositis. We have completed enrollment of patients in a phase III trial for patients undergoing radiotherapy for head and neck cancer and expect to announce the results of that trial in the second quarter of 2002. We are currently enrolling patients in the repeat phase III trial for patients undergoing aggressive chemotherapy and assuming that enrollment in the trial progresses according to plan, we expect to announce results of that trial in the fourth quarter of 2002.

        We have also completed two earlier stage trials for other indications of iseganan HCl to prevent pneumonia in patients requiring breathing assistance from a mechanical ventilator and to treat respiratory infections in patients with cystic fibrosis. The data from each of these trials support the advancement to the next stage of human clinical testing for each of these two products, however, in order to focus on iseganan HCl oral solution for oral mucositis, we continue to delay the advancement of these programs pending additional financial resources.

        Since commencing operations in 1994, we have not generated any revenue from product sales, and we have funded our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock in March 2000. We have incurred a loss in each year since inception, and we expect to incur substantial losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. At December 31, 2001 our accumulated deficit was approximately $165.8 million. We will need to raise additional funds in the future to continue our operations.

Results of Operations

Comparison of Years Ended December 31, 2001 and 2000

Revenues

        IntraBiotics had no product sales or contract revenue for the year ended December 31, 2001 and 2000. We do not anticipate any product revenue in the near future.

Operating Expenses

Research and Development

        Research and development expenses decreased to $38.0 million for the year ended December 31, 2001 compared to $39.2 million for the same period in 2000. As we have advanced our products into later stage clinical trials, our related expenses generally have increased. The decrease in clinical trial costs in 2001 is a result of a significant reduction in our research expenditures in an effort to focus our resources on our iseganan HCl development program, especially following the restructuring implemented in May 2001. In the second half of 2001, research and development expenses were $12.5 million (relating to the iseganan HCl for the prevention of oral mucositis program) compared to $25.5 million in the first half of 2001. These costs include salaries for research and development personnel, contractor and clinical trial site fees, building and equipment costs, supplies, administrative expenses and allocations of corporate costs. In 2001, approximately 50% of research and development expenses were for various contractor and clinical trial site fees. Included in research and development expenses are non-cash stock compensation charges of $1.5 million and $1.8 million in 2001 and 2000, respectively.

        We are developing iseganan HCl oral solution for the reduction in incidence and severity of ulcerative oral mucositis as its first indication. We announced the results of a phase III clinical trial in May 2001. A second phase III clinical trial evaluating the safety and efficacy of iseganan HCl oral solution for the prevention of oral mucositis in patients receiving radiotherapy for cancer of the head and neck completed enrollment in December 2001. We anticipate the announcement of results from the second phase III oral mucositis trial in cancer patients receiving radiotherapy for head and neck cancer in the second quarter of 2002. We have initiated enrollment in a third phase III clinical trial evaluating the safety and efficacy of iseganan HCl oral solution for the reduction in incidence and severity of ulcerative oral mucositis in patients receiving aggressive chemotherapy. We expect to announce the results from this trial in the fourth quarter of 2002.

        If our phase III trials are successful, we intend to submit the results to the FDA to support regulatory approval of the product. However, we cannot be certain that iseganan HCl oral solution will prove to be safe or effective in reducing the incidence and severity of ulcerative oral mucositis in cancer patients receiving either chemotherapy and/or radiotherapy, will receive regulatory approvals, or will be successfully commercialized.

        We have also completed phase I/IIa clinical trials evaluating the potential of iseganan HCl oral rinse for the prevention of ventilator-associated pneumonia and phase I trials evaluating the potential of iseganan HCl inhalation for the treatment of respiratory infections in cystic fibrosis patients. Significant additional research and development expenses will be required to conduct further clinical investigations for these programs. These programs are currently on hold pending the availability of additional resources.

        During 2001, we commenced a research and technology licensing agreement with New Chemical Entities, Inc. (now Albany Molecular Research, Inc.(AMRI)) and with Diversa Corporation. In conjunction with the May 2001 restructuring, we terminated our restructured research and licensing collaborations with AMRI, Biosearch Italia, S.p.A., Cetek Corporation and Diversa Corporation. The total costs incurred in 2001 in conjunction with these collaborations was $4.5 million of which, approximately $1.75 million was charged to research and development and $2.75 was charged to restructuring. In addition, we issued 700,000 warrants to Diversa Corporation valued at $560,000 which was also charged to restructuring.

        Research and development expenses may increase in the future if we are able to advance new and existing product candidates into later stages of clinical development. The commencement and completion of our clinical trials may be delayed by many factors, including: slower than expected rate of patient enrollment; our inability to adequately obtain data about patients after their treatment in our clinical trials; additional regulatory requests; inability to manufacture sufficient quantities of materials used for clinical trials or unforeseen safety issues. As a result, our research and development expenses may also fluctuate. Our future capital requirements will depend on many factors, including the timing, cost, extent and results of clinical trials, payments associated with manufacturing scale-up, the costs and timing of regulatory approvals, costs associated with researching drug candidates, securing in-licensing opportunities and conducting pre-clinical research.

General and Administrative

        General and administrative expenses decreased to $9.2 million for the year ended December 31, 2001, compared to $11.6 million for the same period in 2000. The decrease was primarily attributed to the restructuring in May 2001 with a large percentage attributable to costs related to headcount. In the second half of 2001, general and administrative expenses were $2.3 million compared to $6.9 million in the first half of 2001. These costs include salaries for administrative personnel, outside contractors, legal fees, accounting fees, building and equipment costs, supplies and general administrative expenses. Included in general and administrative expenses are non-cash stock compensation charges of $1.4 million and $1.4 million in 2001 and 2000, respectively.

        During November 2001, the Company entered into an agreement to modify the vesting of one officer's unvested stock options so that a portion of the officer's unvested options would vest upon his termination in January 2002, and the remaining options would continue to vest over a consulting period. In connection with this modification, compensation expense of $413,000, including the amortization of $408,000 of previously recorded deferred stock compensation associated with the awards, was recorded in general and administrative expense in the year ended December 31, 2001. We expect to continue to record consulting expense through July 31, 2003 related to the periodic revaluation of these stock options as they vest in accordance with EITF 96-18. In addition, in 2002 and 2003, we will amortize the remaining deferred stock compensation originally recorded in connection with these options, of approximately $169,000.

Stock Compensation

        In connection with the grant of certain stock options to employees, we recorded no deferred compensation for the year ended December 31, 2001, compared to $722,000 for the same period in 2000. Deferred compensation represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. In connection with the termination of various employees, several stock options were cancelled, and therefore we recorded a reduction of deferred compensation of $2.9 million for the year ended December 31, 2001. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options.

        We recorded $2.9 million of stock compensation expense for the year ended December 31, 2001, compared to $3.2 million of stock compensation expense for the same period in 2000. The research and development stock compensation expense for the year ended December 31, 2001 was $1.5 million, compared to $1.8 million for the same period in 2000. The general and administrative stock compensation expense for the year ended December 31, 2001 was $1.4 million, compared to $1.4 million for the same period in 2000. The decrease in stock compensation expense for the year ended December 31, 2001 compared to the same period in 2000 is due to the cancellation of stock options as a result of the termination of employees, offset in part by the amortization of deferred compensation on stock options and expense associated with awards of common shares and restricted stock rights during 2001.

Restructuring and other charges

        As a result of the restructuring plan, we recorded restructuring charges of $10,121,000 and asset write down charges of $11,835,000 for a total of $21,956,000 in the second quarter of 2001. The $10,121,000 restructuring charge was for costs incurred in work force reduction of $2,911,000, the termination of collaboration agreements of $4,060,000 and facilities consolidation $3,150,000.

        For the year ended December 31, 2001, we paid $8,877,000 of the restructuring charges in cash, primarily in severance costs to approximately 90 employees, rent payments on vacant buildings, and termination fees on collaboration agreements. We also expensed $560,000 for warrants issued as part of a collaboration agreement termination.

        The strategic restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% of our previous workforce of 127 employees. All of the terminated employees have left as of December 31, 2001. The estimated costs for terminated employees were reduced by $236,000 in the fourth quarter of 2001, as no remaining severance amounts are payable. As of December 31, 2001, we had 31 full-time employees largely focusing on drug development of iseganan HCl, including a small number of support staff.

        The restructuring also includes the termination of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California. The estimated costs associated with terminated collaboration agreements were increased by $483,000 in the fourth quarter of 2001. There are no remaining amounts payable for such agreements and costs.

        We vacated three facilities in Mountain View, California comprising 142,000 square feet and continue to occupy one facility with 16,000 square feet. One of the vacated facilities has been sub-leased during 2001, and another was taken back by the landlord, with no continuing obligation to us. In the fourth quarter of 2001, an adjustment was made to increase restructuring charges associated with facilities consolidation by $1,930,000 for additional costs related to the one remaining vacant facility. At December 31, 2001, $2,861,000 remains in accrued restructuring charges related to this facility, representing an additional one year of rent and expenses associated with the lease on the facility, based on our best estimate of the period for which the facility will remain vacant prior to sub-lease. We expect to incur the remaining restructuring obligation over the next year.

        Additionally, we wrote down to estimated fair value $11,835,000 of leasehold improvements, laboratory equipment, computers and other assets that are no longer being used as part of the restructuring plan. In the fourth quarter of 2001, we received proceeds from the disposition of certain leasehold improvements and other assets previously written down, in excess of the amounts originally estimated, and as a result recognized a gain of $2,177,000 in the fourth quarter of 2001 in restructuring and other charges in the statement of operations.

Interest Income and Expense

        Interest income decreased to $2.8 million for the year ended December 31, 2001 from $5.7 million for the same period in 2000. The decrease in interest income resulted from the decrease in average cash and investment balances.

        Interest expense increased to $1.1 million for the year ended December 31, 2001 from $563,000 for the same period in 2000. The increase was primarily attributed to an increase in the average debt outstanding in 2001 compared to 2000. See Liquidity and Capital Resources below for a description of our financing obligations at December 31, 2001.

Net Loss

        For the year ended December 31, 2001 we incurred a net loss of $67.4 million compared to a net loss of $45.6 million in 2000. This increase was primarily due to the restructuring and other charges of $22.0 million incurred on May 31, 2001. Excluding these charges, the net loss in 2001 was $45.4 million. The net loss in the second half of 2001 was $14.3 million compared to $31.1 million in the first half of 2001, excluding the $22.0 million restructuring and other charges.

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

Operating Expenses

Research and Development

        Research and development expenses increased to $39.2 million for the year ended December 31, 2000 compared to $26.1 million for the same period in 1999. As we advanced our products into later stage clinical trials, our related expenses increased significantly. The increase was primarily attributable to higher personnel and payroll expenses, development milestone fees, clinical trial activity, consulting expenses and deferred compensation amortization expense.

        We added two collaborative research and license agreements in 2000. We entered into a collaborative research and license agreement in January 2000, with NAEJA Pharmaceutical Inc. to perform research activities for initial non-clinical and pre-clinical research of products including manufacturing scale-up work. As of December 31, 2000, total payments of $1.5 million were made and expensed under this agreement. In November 2000, the agreement was terminated effective May 2001. Also in 2000, we continued our collaborative research and license agreement with BioSource Pharm, Inc. to conduct fermentation, chemical design, synthesis, and/or modification activities to IB-880 and IB-863 compounds. In May 2000, we extended the agreement and increased the scope of research for which we increased our quarterly payment to $125,000. As a result, we made and expensed a total of $450,000 in payments to BioSource in 2000 compared to $225,000 in 1999.

        We had agreements with two companies to provide drug substance for our clinical trials in 2000. We made and expensed $2.5 million in milestone payments to Biosearch Italia S.p.A for the commencement of phase III clinical studies for ramoplanin oral powder in 2000 compared to none in 1999. We also incurred and expensed milestone payments of $120,000 in 2000 and $760,000 in 1999 to PolyPeptide Laboratories A/S to develop a manufacturing process for our drug substance iseganan HCl.

PolyPeptide plans to manufacture the majority of our bulk product requirements for development and commercialization of iseganan HCl.

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

Stock Compensation

        In connection with the grant of certain stock options to employees prior to the initial public offering, we recorded deferred compensation of $722,000 for the year ended December 31, 2000, compared to $12.5 million for the same period in 1999. Deferred compensation represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options.

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

Net Loss

        The net loss for the year ended December 31, 2000 was $45.6 million compared to a net loss of $23.1 million in 1999. The increase in net loss was due to increased research and development expenses and increased general and administrative expenses.

Income Taxes

        Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2001, we had net operating loss carryforwards for federal and state income tax purposes of approximately $152.0 million and $27.0 million, respectively. We also had federal and state research and development tax credits of approximately $2.5 million and $1.7 million, respectively. If not utilized, the net operating losses and credits will expire in the years 2002 through 2021. Utilization of net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of our net operating losses and credit carryforwards before they can be used. Please read Note 9 of the Notes to the Financial Statements included in Item 8 of this Form 10-K for further information.

Liquidity and Capital Resources

        On February 1, 2002, we sold 5,900,000 shares of common stock in a private placement resulting in net cash proceeds of approximately $13.9 million. In January 2002 we also received cash of $3.6 million in settlement of our arbitration with a contract vendor relating to a drug dispensing error in iseganan HCl oral solution phase III clinical trials. In the initial public offering, which was completed in March 2000 we sold 7,500,000 shares of common stock at a price of $15.00 per share. Net proceeds from the initial public offering were approximately $103.3 million. Prior to our initial public offering, we had financed our operations primarily through private placements of preferred stock and warrants, funds received from our prior collaboration with Pharmacia & Upjohn S.p.A. and the proceeds of equipment financings. As of December 31, 1999, we had raised aggregate net proceeds from the sale of preferred stock and warrants of $79.6 million. Prior to termination of the Pharmacia & Upjohn S.p.A. agreement, we received an aggregate of $21.4 million in cash payments under this agreement, of which $1.7 million of unused development funding was returned to Pharmacia & Upjohn S.p.A. in 2000.

        Cash, cash equivalents, restricted cash and short-term investments were $35.5 million at December 31, 2001, compared to $86.1 million at December 31, 2000. On December 31, 2001, the Company had restricted cash of $7.5 million compared to $1.4 million at year end 2000. The $7.5 million of restricted cash consists of three major components as follows:

– Certificates of Deposit guaranteeing standby letter of credit for product supplies	$3.0
– Security Deposits for real estate leases	2.0
– Certificate of Deposit supporting our line of credit	2.5

Total restricted cash	$7.5

        Net of restricted cash, our cash, cash equivalents and short-term investments on December 31, 2001 were $28.0 million compared to $84.7 million and $31.1 million at year end 2000 and 1999, respectively.

        Net cash used for operating activities was $53.6 million for the year ended December 31, 2001, $50.4 million for the year ended December 31, 2000 and $25.1 million for the year ended December 31, 1999. The increase from 2000 to 2001 was a result of increased net losses, primarily due to the restructuring plan implemented in May 2001. The increase from 1999 to 2000 was primarily the result of increased net losses, increased prepaid expenses for clinical trials and changes to accrued liabilities, accrued clinical liabilities, amount payable to a contract partner, and deferred revenue.

        Net cash provided by (used for) investing activities was $44.7 million for the year ended December 31, 2001, $(42.7) million for the year ended December 31, 2000 and $(15.1) million for the year ended December 31, 1999. The increase in cash provided by investing activities in 2001 from a use of cash in 2000 was primarily due to the maturities of short-term investments used to fund our operations. The increase in cash used for investing activities from 1999 to 2000 was primarily attributable to an increase in the purchases of short-term investments, net of maturities of $20.4 million, and an increase in capital expenditures of $7.2 million.

        Net cash provided by (used in) financing activities was $(2.1) million for the year ended December 31, 2001, $113.5 million for the year ended December 31, 2000 and $28.8 million for the year ended December 31, 1999. The cash used in financing activities in 2001 was primarily due to payments on financing obligations partially offset by proceeds from financing obligations. The cash provided by financing activities for the year ended December 31, 2000 was due to the issuance of common stock, including net proceeds of $103.3 million from the initial public offering, and proceeds of $10.8 million from equipment lease financing arrangements, partially offset by payments on these obligations.

        In August 2001, we refinanced all existing financing obligations by entering into a new line of credit of $2.5 million and a term loan agreement of $7.5 million with Silicon Valley Bank. The term loan is secured by our assets and requires monthly principal repayments of $150,000. The interest rate on these loans varies depending on the prime rate. At December 31, 2001, the balance drawn on the line of credit was $2.5 million, fully secured by a certificate of deposit. On December 31, 2001, the term loan had an outstanding balance of $6.9 million. These loans include various financial covenants, a performance covenant and various negative covenants, as well as a restriction on paying dividends.

        In December 2000, we entered into an equipment financing agreement to finance up to $7.6 million of equipment. The interest rate varied according to U.S. Treasury rates. In December 2000, we completed two draws against this arrangement. The first draw was for $3.8 million with a loan term of 36 months and an average annual interest rate of 9.98%. The second draw was for $945,000 with a term of 48 months and an average annual interest rate of 9.64%. In March 2001, a third draw was completed for $1.2 million with a term of 48 months and an average annual interest rate of 9.64%. The remaining $1.7 million expired on July 31, 2001. In August 2001, these loans were repaid in full.

        In March 2000, we also completed two draws against an equipment financing agreement entered into in March 1999. The first draw was for $861,000 with a loan term of 43 months and an average annual interest rate of 10.99%. The second draw was for $222,000 with a loan term of 37 months and an average annual interest rate of 9.98%. In August 2001, these loans were repaid in full.

        In August 1999, we entered into a term loan agreement with Silicon Valley Bank for $5,000,000, with an interest rate of 9.55%. The loan agreement had a revolving draw period expiring in August 2000. In August 2000, $5,000,000 was drawn under this financing arrangement. As at December 31, 2001 all obligations under these borrowings were fully paid off through the line of credit and term loan with Silicon Valley Bank mentioned above.

        We have an obligation to pay ongoing severance payments to our former Chief Executive Officer during 2002 and 2003 totaling approximately $550,000.

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

  •
  Future opportunities for raising capital;

  •
  Payments to third parties for manufacturing scale up;

  •
  The costs and timing of regulatory approvals;

  •
  The costs of establishing sales, marketing and distribution capabilities; and

  •
  The progress of our research and development activities.

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

Critical Accounting Policies

        Our discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to clinical trial accruals, restructuring accruals and stock based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We review long-lived assets, including leasehold improvements and property and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Recent Accounting Pronouncements

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or "SFAS 141", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or "SFAS 142". SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the new provisions of SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of other intangible assets. The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. We do not believe adoption of these statements will have a material impact on our results of operations, financial position, or cash flows.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or "SFAS 144" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. We do not believe adoption of this statement will have a material impact on our results of operations, financial position, or cash flows.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. We own financial instruments that are sensitive to market risks as part of our investment portfolio. To minimize this risk, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and commercial paper. The average duration of all our investments in fiscal 2001 was less than one year. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2001 and 2000. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

        The following table summarizes the average interest rate and fair market value of the short-term investments held by us as of December 31, 2001 and 2000 (in thousands).

	Total Cost	Fair Market Value	Average Interest Rate
Available for sale securities:
December 31, 2001	$—	$—	—
December 31, 2000	$45,525	$45,711	7.10%

        All short-term investments held by us as of December 31, 2000 matured in 2001.

Item 8. Financial Statements and Supplementary Data

IntraBiotics Pharmaceuticals, Inc.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
IntraBiotics Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of IntraBiotics Pharmaceuticals, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntraBiotics Pharmaceuticals, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Palo Alto, California February 1, 2002	/s/ Ernst & Young LLP

INTRABIOTICS PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$27,982	$38,983
Restricted cash deposits	7,488	1,371
Short-term investments	—	45,711
Other current assets, primarily prepayments and deposits	5,412	10,101

Total current assets	40,882	96,166
Property and equipment, net	1,540	12,056
Other assets	43	66

Total assets	$42,465	$108,288

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$339	$1,680
Accrued clinical costs	1,663	3,236
Accrued employee liabilities	579	625
Accrued restructuring charges	2,861	—
Deferred rent	618	234
Other accrued liabilities	818	620
Current financing obligations	4,375	3,629

Total current liabilities	11,253	10,024
Long-term financing obligations	5,000	8,309
Stockholders' equity
Preferred stock, $0.001 par value:
5,000,000 convertible shares authorized at December 31, 2001 and 2000; no shares outstanding at December 31, 2001 and 2000	—	—
Common stock, $0.001 par value:
50,000,000 shares authorized at December 31, 2001 and 2000; 29,798,203 and 29,196,240 shares issued and outstanding at December 31, 2001 and 2000, respectively	30	29
Additional paid-in capital	196,575	198,388
Deferred stock compensation	(4,577)	(10,198)
Accumulated other comprehensive income (loss)	—	186
Accumulated deficit	(165,816)	(98,450)

Total stockholders' equity	26,212	89,955

Total liabilities and stockholders' equity	$42,465	$108,288

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2001	2000	1999
Revenues:
Contract revenue	$—	$—	$7,863

Total revenues	—	—	7,863

Operating expenses:
Research and development	38,034	39,152	26,102
General and administrative	9,202	11,560	6,082
Restructuring and other charges	21,956	—	—

Total operating expenses	69,192	50,712	32,184

Operating loss	(69,192)	(50,712)	(24,321)
Interest income	2,843	5,699	1,372
Interest expense	(1,110)	(563)	(166)
Other income	93	—	—

Net loss	$(67,366)	$(45,576)	$(23,115)

Basic and diluted net loss per share	$(2.29)	$(2.02)	$(21.62)

Shares used to compute basic and diluted net loss per share	29,432	22,512	1,069

Pro forma basic and diluted net loss per share (unaudited)		$(1.67)	$(1.27)

Shares used to compute pro forma basic and diluted net loss per share (unaudited)		27,231	18,172

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

	Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 1998	$52,152	$1	$1,249	$(1,145)	$—	$(29,759)	$22,498
Issuance of 338 shares of common stock upon exercise of options for cash	—	—	93	—	—	—	93
Issuance of 846 shares of Series G convertible preferred stock for cash	2,580	—	—	—	—	—	2,580
Issuance of 6,250 shares of Series H convertible preferred stock and warrants to purchase 1,250 shares of Series H convertible preferred stock for cash (net of issuance costs of $123)	24,877	—	—	—	—	—	24,877
Deferred stock compensation	—	—	12,486	(12,486)	—	—	—
Amortization of deferred stock compensation	—	—	—	981	—	—	981
Net loss and comprehensive loss	—	—	—	—	—	(23,115)	(23,115)

Balances at December 31, 1999	79,609	1	13,828	(12,650)	—	(52,874)	27,914
Conversion of preferred stock to 19,742 shares of common stock at the initial public offering	(79,609)	20	79,589	—	—	—	—
Initial public offering of 7,500 shares of common stock for cash (net of issuance costs of $9,221)	—	7	103,272	—	—	—	103,279
Issuance of 532 shares of common stock upon exercise of options for cash	—	1	549	—	—	—	550
Issuance of 34 shares of common stock upon net exercise of warrants	—	—	—	—	—	—	—
Issuance of 49 shares of common stock for the employee stock purchase plan for cash	—	—	403	—	—	—	403
Issuance of warrants to purchase 10 shares of common stock	—	—	25	—	—	—	25
Deferred stock compensation	—	—	722	(722)	—	—	—
Amortization of deferred stock compensation	—	—	—	3,174	—	—	3,174
Comprehensive loss:
Net loss	—	—	—	—	—	(45,576)	(45,576)
Unrealized gain on securities	—	—	—	—	186	—	186

Comprehensive loss							(45,390)

Balances at December 31, 2000	—	29	198,388	(10,198)	186	(98,450)	89,955
Issuance of 543 shares of common stock upon exercise of options for cash	—	1	434	—	—	—	435
Stock compensation for consultant services	—	—	5	—	—	—	5
Issuance of 30 shares of common stock for the employee stock purchase plan for cash	—	—	36	—	—	—	36
Issuance of warrants to purchase 700 shares of common stock	—	—	560	—	—	—	560
Issuance of 29 shares of common stock for employee services	—	—	39	—	—	—	39
Amortization of deferred stock compensation	—	—	—	2,734	—	—	2,734
Cancellation of stock options	—	—	(2,887)	2,887	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(67,366)	(67,366)
Unrealized gain on securities	—	—	—	—	(186)	—	(186)

Comprehensive loss							(67,552)

Balances at December 31, 2001	$—	$30	$196,575	$(4,577)	$—	$(165,816)	$26,212

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities
Net loss	$(67,366)	$(45,576)	$(23,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	2,734	3,174	981
Write down of property and equipment	9,658	—	—
Fair value of warrants issued	560	25	—
Depreciation and amortization	1,690	1,512	740
Stock compensation expense	44	—	—
Change in assets and liabilities:
Restricted cash	(6,117)	(1,021)	20
Other current assets	4,689	(9,468)	(489)
Other assets	23	2	(397)
Accounts payable	(1,341)	(615)	(478)
Accrued clinical liabilities	(1,573)	2,320	(394)
Accrued employee liabilities	(46)	304	155
Accrued restructuring charges	2,861	—	—
Deferred rent	384	234	—
Other accrued liabilities	198	406	(3,028)
Amount payable to contract partner	—	(1,677)	1,677
Deferred revenue	—	—	(738)

Net cash used in operating activities	(53,602)	(50,380)	(25,066)
Investing activities
Capital expenditures	(3,665)	(9,740)	(2,523)
Proceeds from sale of property and equipment	2,833	—	—
Purchase of short-term investments	(6,296)	(61,453)	(14,862)
Maturities of short-term investments	51,821	28,495	2,295

Net cash provided by (used for) investing activities	44,693	(42,698)	(15,090)
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	—	—	27,457
Proceeds from issuance of common stock, net of issuance costs	471	104,232	93
Proceeds from financing obligations	11,209	10,833	2,033
Payments on financing obligations	(13,772)	(1,516)	(784)

Net cash (used in) provided by financing activities	(2,092)	113,549	28,799

Net (decrease) / increase in cash and cash equivalents	(11,001)	20,471	(11,357)
Cash and cash equivalents at beginning of period	38,983	18,512	29,869

Cash and cash equivalents at end of period	$27,982	$38,983	$18,512

Supplemental disclosure of cash flow information
Interest paid	$1,110	$563	$166

Supplemental disclosure of non-cash information
Conversion of preferred stock to common stock	$—	$79,609	$—

Net deferred stock compensation (termination)	$(2,887)	$722	$12,486

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

        ("IntraBiotics" or the "Company"), was incorporated in the state of Delaware on January 19, 1994. IntraBiotics develops and intends to commercialize novel antibacterial and antifungal drugs for the prevention or treatment of serious diseases. The Company has devoted substantially all of its efforts and resources since incorporation to research and development related to its antimicrobial products.

        The Company has funded its operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and its initial public offering of common stock in March 2000. Prior to achieving profitable operations, the Company intends to fund operations through private and public financings, including equity financings.

        On March 27, 2000, the Company completed its initial public offering of common stock in which it sold 7,500,000 shares of common stock at a price of $15.00 per share. Net proceeds to the Company from the initial public offering were approximately $103.3 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including amounts accrued for clinical trial costs, accrued restructuring charges associated with a vacant facility, and stock based compensation.

        The Company's estimate of the accrued costs is based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In particular, the estimate of accrued rent and other costs associated with a vacant facility accrued as a restructuring charge is determined based on the Company's assessment of it's ability to sublease the vacant facility, which is dependent on the market conditions in the local real estate market. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents and short-term investments include money market funds and commercial paper. All cash equivalents and short-term investments are classified as available-for-sale and mature within one year.

        The Company's investment securities are recorded at their fair market value, based on quoted market values, with unrealized gains and losses recorded as a separate component of stockholders' equity and included in other comprehensive loss. At December 31, 2001, there were no unrealized gains or losses on available-for-sale securities compared to net unrealized gains of $186,000 at December 31, 2000. The cost of securities when sold is based upon specific identification. For the years ended December 31, 2001, 2000, and 1999, there were no gross realized gains and losses on available-for-sale securities.

        At December 31, 2001, the Company's investment portfolio consists of money market funds of $26,390,000, which are recorded as cash equivalents.

        The following is a summary of the Company's investment portfolio at December 31, 2000 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$45,525	$192	$(6)	$45,711
Money market	38,260	—	—	38,260
Total available-for-sale	83,785	192	(6)	83,971
Less cash equivalents	(38,260)	—	—	(38,260)
Total investments	$45,525	$192	$(6)	$45,711

  RESTRICTED CASH

        Restricted cash at December 31, 2001 was $7.5 million, which consists of $3.0 million pledged to a supplier of drug substance expected to be delivered in 2002, $2.5 million pledged as security on a line of credit which expires in August 2002 and $2.0 million pledged as security deposits on leased facilities, primarily relating to the facility the Company is currently trying to sublease. Restricted cash at December 31, 2000 was $1.4 million and was all pledged as security deposits on the Company's leased facilities.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of financial instruments, including cash and cash equivalents, short-term investments, and financing obligations, which have variable rates, approximate their carrying value.

  PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost less accumulated depreciation, which is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are depreciated over the terms of the building leases of up to 10 years.

  IMPAIRMENT OF LONG LIVED ASSETS

        In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", "SFAS 121" the Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets' recovery. Assets to be disposed of are carried at the lower of the carrying amount or the estimated fair value less costs to sell.

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

  RESEARCH AND DEVELOPMENT

        Research and development expenditures are charged to operations as incurred. Research and development expenses, including direct and allocated expenses, consist of independent research and development costs, and costs associated with collaborative research and development arrangements. Direct costs include salaries, costs of drug product, fees paid to contract research organizations in addition to general departmental costs. Independent research and development costs and costs associated with collaborative research and development arrangements are charged to expense as incurred. Reimbursement of collaborative research and development costs is reported as contract revenue—see Revenue Recognition above and Note 3.

        The Company relies on contract manufacturers to manufacture the bulk drug substance and formulated drug product on a commercial scale. The Company depends on these single-source contract manufacturers to produce products for use in its clinical trials. If these contract manufacturers are unable or fail to produce the required quantities of iseganan HCl for clinical use or commercial sale on a timely basis, at commercially reasonable prices, and with sufficient purity, the Company will not have sufficient quantities to complete current and future clinical trials, or to meet commercial demand.

  STOCK-BASED COMPENSATION

        The Company has elected to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), using an intrinsic value approach to measure compensation expense, if any. Deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the options, ranging from four to six years, on a straight-line basis. Appropriate pro forma net loss disclosures using a fair value-based method, as provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), are also reflected in Note 7. Options issued to nonemployees are accounted for in accordance with SFAS 123 and EITF Consensus 96 -18 using a fair value approach, and the compensation cost of such options is subject to remeasurement over their vesting terms, as the options are earned.

  COMPREHENSIVE LOSS

        The Company's comprehensive loss for the years ended December 31, 2001 and 2000, was $67.6 million and $45.4 million, respectively. The Company's comprehensive loss was not materially different from the net loss for the year ended December 31, 1999. Other comprehensive income at December 31, 2000 comprises net unrealized gains on available-for-sale securities of $186,000.

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

        The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

	Year ended December
	2001	2000	1999
Basic and diluted:
Net loss	$(67,366)	$(45,576)	$(23,115)

Weighed-average shares of common stock outstanding	29,432	22,512	1,069

Basic and diluted net loss per share	$(2.29)	$(2.02)	$(21.62)

Pro forma basic and diluted:
Shares used above		22,512	1,069
Pro forma adjustment to reflect weighted-average effect of conversion of preferred stock from the date of issuance		4,719	17,103

Total weighted-average shares of common stock outstanding		27,231	18,172

Pro forma basic and diluted net loss per share		$(1.67)	$(1.27)

        The total number of shares excluded from the calculations of diluted net loss per share for stock options, warrantsand convertible preferred stock were 4,448,444, 5,829,297, and 24,165,796 for the years ended December 31, 2001, 2000, and 1999, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share (see Note 7 for further information on these securities).

  RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", "SFAS 141", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", "SFAS 142". SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the new provisions of SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of other intangible assets. The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company does not believe adoption of these statements will have a material impact on its results of operations, financial position, or cash flows.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" "SFAS 144" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. The Company does not believe adoption of this statement will have a material impact on its results of operations, financial position, or cash flows.

3. COLLABORATION AGREEMENT WITH PHARMACIA & UPJOHN S.p.A.

        In October 1997, the Company entered into a collaboration agreement with Pharmacia & Upjohn S.p.A. (Pharmacia), to develop and commercialize the Company's iseganan HCl (formerly known as Protegrin IB-367), on a worldwide basis. The Company could have received up to $35,000,000 in research and milestone payments, if specified research and development goals were achieved, an equity investment, and license fees.

        Pharmacia shared equally with the Company the costs of developing iseganan HCl for the United States market. Both parties had the right to codevelop, copromote, and share defined profits and losses in the United States, should iseganan HCl result in a marketable drug. Pharmacia had the right to develop and promote iseganan HCl outside the United States and would pay the Company royalties on defined profits, if any. The Company recognized research contract revenues of $7,863,000 in 1999 relating to the reimbursement of shared development costs.

        The Company mutually agreed with Pharmacia in July 1999 to terminate the agreement with funding through December 31, 1999. As a result of the termination, the Company has retained global rights to iseganan HCl. Pharmacia has no further obligations to pay future milestones or development expenses, or to purchase additional shares of common stock subsequent to the termination. Approximately $1.7 million of unused development funding was returned to Pharmacia in January 2000.

4. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	Year ended December 31,
	2001	2000
Machinery and equipment	$2,492	$3,513
Furniture and fixtures	90	2,225
Leasehold improvements	982	9,447

	3,564	15,185
Less accumulated depreciation and amortization	(2,024)	(3,129)

Property and equipment, net	$1,540	$12,056

5. COMMITMENTS AND FINANCING OBLIGATIONS

        The Company leases its facilities under operating lease agreements, which expire in July 2004 and April 2011. At December 31, 2001, and 2000, the Company had restricted cash of $1,988,000 and $1,371,000, respectively, in connection with these leases.

        In October 2001, the Company sub-leased 18,000 square feet of office space as a result of the May 31, 2001 restructuring plan. In November 2001, an additional 58,000 square feet of laboratory and office space was taken back by the landlord, with no future obligation to the Company.

        Total rent expense for the years ended December 31, 2001, 2000, and 1999 was approximately $4,978,000, $2,429,000, and $786,000, respectively. Of the $4,978,000 rent expense in 2001, $3,150,000 was included in restructuring charges, as the occupied building space was reduced from 158,000 square feet in four buildings, to 16,000 square feet in one building in conjunction with the restructuring plan.

        In August 2001, the Company refinanced all of the existing financing obligations by entering into a new line of credit of $2.5 million and term loan agreement of $7.5 million with Silicon Valley Bank. The interest rate varies according to the prime rate. At December 31, 2001, the balance drawn on the line of credit was $2.5 million, fully secured by a restricted certificate of deposit in the amount of $2.5 million, with an current interest rate of 6.5%. The term loan agreement was utilized and has a balance due of $6.9 million as of December 31, 2001, secured by the assets of the Company, with a term of 48 months and an average annual interest rate of 6.75%. The line of credit renews annually on August 20, and payments are for interest only. These financial obligations include various financial covenants, a performance covenant and various negative covenants, with which the Company is in compliance at December 31, 2001, as well as a restriction on paying dividends.

        In December 2000, the Company entered into an equipment financing agreement to finance up to $7.6 million of equipment. The interest rate varied according to U.S. Treasury rates. In December 2000, the Company completed two draws against this arrangement. The first draw was for $3.8 million with a loan term of 36 months and an average annual interest rate of 9.98%. The second draw was for $945,000 with a term of 48 months and an average annual interest rate of 9.64%. In March 2001, a third draw was completed for $1.2 million with a term of 48 months and an average annual interest rate of 9.64%. The remaining $1.7 million expired July 31, 2001. In August 2001, these loans were repaid in full.

        In March 2000, the Company also completed two draws against an equipment financing agreement entered into in March 1999. The first draw was for $861,000 with a loan term of 43 months and an average annual interest rate of 10.99%. The second draw was for $222,000 with a loan term of 37 months and an average annual interest rate of 9.98%. In August 2001, these loans were repaid in full.

        In August 1999, the Company entered into a term loan agreement with Silicon Valley Bank for $5,000,000, with an interest rate of 9.55%. The loan agreement had a revolving draw period expiring in August 2000. In August 2000, $5,000,000 was drawn under this financing arrangement. As at December 31, 2001 all obligations under these borrowings were fully paid off through the line of credit and term loan with Silicon Valley Bank mentioned above.

        The weighted average interest rates of the financing obligations during 2001, 2000, and 1999 were 11.0%, 10.0% and 10.4%, respectively. The carrying value of the term loan obligation approximates fair value based on the fact that the interest rate on the obligation is variable.

	Minimum Lease Commitments	Term Loan Agreement
2002	$3,365	$1,875
2003	3,479	1,875
2004	3,140	1,875
2005	2,740	1,250
2006	2,819	—
Thereafter	13,118	—

Total minimum payments required	$28,661	6,875

Less current portion		(1,875)

Long-term portion		$5,000

        At December 31, 2001, future minimum lease payments under operating leases and principal payments under the term loan agreement are as follows (in thousands):

        Minimum operating lease payments have not been reduced by minimum sublease rental income of $648,000 due in the future under non-cancelable subleases.

        The Company has an obligation to pay ongoing severance payments to the former Chief Executive Officer of the Company during 2002 and 2003 totaling approximately $550,000.

6. RESTRUCTURING AND OTHER CHARGES

        On May 31, 2001, the Company implemented a restructuring plan intended to conserve capital and help direct financial and human resources to the development of its lead product, iseganan HCl oral solution for the reduction in incidence and severity of oral mucositis in cancer patients. The Company recorded restructuring charges of $10,121,000 and asset write down charges of $11,835,000 for a total of $21,956,000 in charges associated with its restructuring plan in the second quarter of 2001. The $10,121,000 restructuring charge was for costs incurred in work force reduction, the termination of collaboration agreements and facilities consolidation.

        For the year ended December 31, 2001, the Company paid $8,877,000 of the restructuring charges in cash, primarily in severance costs to approximately 90 employees, rent payments on vacant buildings, and termination fees on collaboration agreements and also expensed $560,000 for warrants issued as part of a collaboration agreement termination.

        The strategic restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% the Company's previous workforce of 127 employees. All of the terminated employees have left the Company as of December 31, 2001. The estimated costs accrued for terminated employees were reduced by $236,000 in the fourth quarter of 2001, as no remaining severance amounts are payable. As of December 31, 2001, the Company had 31 full-time employees largely focusing on drug development of iseganan HCl, including a small number of support staff.

        The restructuring also includes the termination of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California. The estimated costs associated with terminated collaboration agreements were increased by $483,000 in the fourth quarter of 2001. There are no remaining amounts payable for such agreements and costs.

        The Company vacated three facilities in Mountain View, California comprising 142,000 square feet and continues to occupy one facility with 16,000 square feet. One of the vacated facilities has been sub-leased during 2001, and another was taken back by the landlord, with no continuing obligation to the Company. In the fourth quarter of 2001, an adjustment was made to increase restructuring charges associated with facilities consolidation by $1,930,000 for additional costs related to the one remaining vacant facility. At December 31, 2001, $2,861,000 remains in accrued restructuring charges related to this facility, representing an additional one year of rent and expenses associated with the lease on the facility, based on the Company's best estimate of the period for which the facility will remain vacant prior to sub-lease. The Company expects to incur the remaining restructuring obligation over the next year.

        The restructuring charges consist of the following (in thousands):

	Costs for terminated employees	Facilities consolidation	Terminated collaboration agreements and other	Total
Original restructuring charges	$2,911	$3,150	$4,060	$10,121
Cash payments	(2,675)	(2,219)	(3,983)	(8,877)
Non-cash expenses — issuance of warrants	—	—	(560)	(560)
Adjustment to reflect revised estimates	(236)	1,930	483	2,177

Accrued restructuring charges at December 31, 2001	$—	$2,861	$—	$2,861

        Additionally, in May 2001, the Company wrote down to estimated fair value $11,835,000 of leasehold improvements, laboratory equipment, computers and other assets that are no longer being used as part of the restructuring plan, in accordance with SFAS 121. In the fourth quarter of 2001, the Company received proceeds from the disposition of certain leasehold improvements and other assets previously written down, in excess of the amounts originally estimated, and as a result recognized a gain of $2,177,000 in the fourth quarter of 2001 in restructuring and other charges in the statement of operations.

7. STOCKHOLDERS' EQUITY

  COMMON STOCK RESERVED FOR FUTURE ISSUANCE

        Shares of common stock of the Company reserved for future issuance at December 31, 2001 were as follows:

Equity incentive plans	8,089,108
Warrants	700,000
Employee stock purchase plan	470,434

Total shares reserved for future issuance	9,259,542

  CONVERTIBLE PREFERRED STOCK

        The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, none of which was outstanding as of December 31, 2001 and 2000. At the time of the public offering in March 2000, the shares of convertible preferred stock then outstanding were converted, at a two-to-one ratio, automatically to common stock of the Company. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

  WARRANTS

        In October 1999, the Company issued warrants to purchase 1,250,000 shares of the Company's Series H preferred stock at an exercise price of $5.00 per share. These warrants were issued in connection with the Series H preferred stock financing, and expired on December 31, 2001. The value of these warrants was included with the Series H preferred stock issued on that date and converted to common stock at the initial public offering. The Company has determined that the consideration received represents the fair value of the combined instruments.

        In December 2000, the Company issued warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $29.625 per share. These warrants were issued in connection with an equipment financing agreement. The warrants expired on July 26, 2001. The value assigned to these warrants was $24,900, which was amortized as interest expense over the equipment financing agreement term.

        In July 2001, the Company issued a warrant to purchase 700,000 shares of the Company's common stock at an exercise price of $2.00 per share. These warrants were issued in connection with the termination of the discovery, development and license agreement with Diversa Corporation. The warrants are exercisable immediately for a period of four years. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6%; dividend yield of zero; expected volatility factor of 0.75; and a contractual life of four years. The weighted-average fair value of these warrants was $0.80. The value assigned to these warrants was $560,000, which was included as part of the Company's restructuring charges.

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

        Under the 2000 Plan, on December 31 of each year, starting with December 31, 2000 and continuing through December 31, 2008, the share reserve will automatically be increased by a number of shares equal to the lesser of:

  –
  1% of the then outstanding shares of common stock on a fully diluted basis;

  –
  2,000,000 shares; or

  –
  a lesser number of shares to be determined by the Board of Directors.

        As of December 31, 2001, the Board of Directors resolved not to increase the number of shares in the reserve. During the year 2000, the Board of Directors increased the number of shares in the reserve by 1,634,623 shares.

        Stock options granted under the 2000 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted with exercise prices of not less than the common stock price on the date of the grant. Nonstatutory options may be granted with exercise prices of not less than 85% of the common stock price on the date of the grant. All options are to have a term not greater than 10 years from the grant date. The Board of Directors shall determine the time or times during the term when the options may be exercised and the number of shares for which an option may be granted. Options generally vest ratably over a period ranging from 18 months to six years.

        A summary of the Company's stock option activity and related information follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 1998	2,216,482	$0.63
Granted	2,160,782	$1.54
Exercised	(338,124)	$0.27
Cancelled	(292,244)	$0.92

Balance at December 31, 1999	3,746,896	$1.16
Granted	2,537,475	$15.17
Exercised	(532,288)	$0.88
Cancelled	(557,786)	$1.61

Balance at December 31, 2000	5,194,297	$7.73
Granted	2,849,200	$5.14
Exercised	(543,397)	$0.87
Cancelled	(3,751,656)	$9.96

Balance at December 31, 2001	3,748,444	$4.34

        At December 31, 2001, 2000, and 1999, options to purchase 1,314,439, 1,026,584, and 818,569 shares, respectively, of common stock were exercisable. The following table summarizes information about options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted- Average Remaining contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.14-$0.90	287,509	4.62	$0.26	286,884	$0.26
$1.00-$1.00	468,707	6.45	$1.00	202,852	$1.00
$1.50-$1.60	279,092	7.44	$1.50	129,584	$1.50
$1.65-$1.65	1,033,444	9.38	$1.65	358,435	$1.65
$2.00-$2.40	594,417	8.36	$2.11	159,574	$2.13
$4.00-$8.00	176,425	8.05	$4.23	56,815	$4.25
$9.56-$9.56	627,000	9.01	$9.56	37,731	$9.57
$12.00-$13.13	60,800	7.75	$12.60	18,015	$12.61
$15.63-$15.63	158,050	8.77	$15.63	49,466	$15.63
$29.63-$29.63	63,000	8.57	$29.63	15,083	$29.63

	3,748,444	8.14	$4.34	1,314,439	$2.63

        The weighted-average fair value of options granted during 2001, 2000, and 1999 was $5.14, $15.06, and $5.50, respectively.

        Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model in 2001 and 2000 and the minimum value method in 1999 with the following weighted-average assumptions.

	Years ended December 31,
	2001	2000	1999
Risk-free interest rates	3.75%	6.00%	5.50%
Volatility	0.75	0.75	n/a
Dividend yield	—	—	—
Expected life of option	5 years	5 years	4.5 years

        Pro forma net loss information applying the Black-Scholes option pricing model used in 2001 and 2000 and the minimum value method used in 1999 to the Company's stock options granted is as follows. Future pro forma net income (loss) results may be materially different from actual amounts reported.

	Years ended December 31,
	2001	2000	1999
Net loss-as reported	$(67,366)	$(45,576)	$(23,115)
Net loss-pro forma	$(70,402)	$(47,061)	$(25,172)
Basic and diluted net loss per share-as reported	$(2.29)	$(2.02)	$(21.62)
Basic and diluted net loss per share-pro forma	$(2.39)	$(2.09)	$(23.55)

        During the years ended December 31, 2001, 2000, and 1999, in connection with the grant of certain stock options to employees and officers, the Company recorded deferred stock compensation of $0, $722,000, and $12,486,000, respectively, representing the difference between the exercise price and the deemed fair value of the Company's common stock for financial reporting purposes on the date such stock options were granted. Subsequent to the initial public offering, the fair value of the common stock was determined based on the closing price of the stock on the Nasdaq stock exchange as of the grant date. In previous years, when the stock was not yet publicly traded, the deemed fair value of the common stock was based on an analysis of key events and milestones in our research an development programs, including progress with clinical studies and FDA regulatory matters, and the closing of preferred stock financings. The weighted average deemed fair value of the common stock associated with stock options granted during the years ended December 31, 2001, 2000, and 1999 was $3.15, $9.39, and $7.66 per share, respectively. In connection with the termination of various employees, 3,751,656 stock options were cancelled, and therefore the Company recorded a reduction of deferred compensation of $2.9 million for the year ended December 31, 2001, compared to none for the same period in 2000. Deferred compensation is included as a component of stockholder's equity and is being amortized to expense on a straight-line basis over the vesting period of the options, ranging from four to six years. During the years ended December 31, 2001, 2000, and 1999 the Company recorded amortization of deferred stock compensation expense of approximately $2,734,000, $3,174,000, and $981,000, respectively.

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

  —
  1% of the then outstanding shares of common stock on a fully diluted basis;

  —
  500,000 shares; or

  —
  a lesser number of shares to be determined by the board of directors.

        As of December 31, 2001, the Board of Directors resolved not to increase the number of shares in the reserve. As of December 31, 2000, the Board of Directors resolved to increase the number of shares in the reserve by 49,287.

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

        During 2001 and 2000, 29,566 and 49,287 shares of common stock were purchased under the Purchase Plan, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2001: risk free interest rate of 3.75%: dividend yield of zero: and expected volatility factor of 0.75; and an expected life of 6 months. The same assumptions were used for 2000, except the risk free rate used was 6.0%. The weighted-average fair value for rights issued under the Purchase Plan for 2001 and 2000 was $2.70 and $2.79, respectively.

  STOCK COMPENSATION

        During June 2001, the Company granted 29,000 shares of common stock to employees for services rendered. The common stock, and related compensation expense of $39,000, was recorded at the fair value of the Company's stock on the grant date as research and development expense.

        During July 2001, the Company awarded 200,000 restricted common stock rights to certain officers. Of these 200,000 restricted common stock rights, 87,500 were cancelled during the year, 56,250 vested on December 31, 2001 in accordance with the vesting terms of the award, and the remaining 56,250 rights will vest on June 30, 2006, if the respective officer is still employed by the Company. The Company recorded $109,000 of compensation expense (of which $54,500 was research and development expense and $54,500 was general and administrative expense) and a related liability as of December 31, 2001, based on the fair value of the Company's stock on the grant date. The common stock related to the rights that have vested as of December 31, 2001 will be issued in 2002.

        During November 2001, the Company entered into an agreement to modify the vesting of the former Chief Executive Officer's unvested stock options so that a portion of his unvested options would vest upon his termination in January 2002, and the remaining options would continue to vest over a consulting period. In connection with this modification, compensation expense of $413,000, including the amortization of $408,000 of previously recorded deferred stock compensation associated with the awards, was recorded in general and administrative expenses in the year ended December 31, 2001. The Company expects to continue to record consulting expense through July 31, 2003 related to the periodic revaluation of these stock options as they vest in accordance with EITF 96-18. In addition, in 2002 and 2003, the Company will amortize the remaining deferred stock compensation originally recorded in connection with these options, of approximately $169,000.

8. LICENSING, RESEARCH, AND TECHNOLOGY CONTRACTS

        In January 2001, the Company entered a strategic drug discovery, development and licensing agreement with Diversa Corporation (Diversa) to identify novel types of antimicrobial drugs. Under the terms of this agreement, the companies planned to collaborate to identify and develop novel drugs derived from Diversa's recombinant natural product libraries that demonstrate antibacterial or antifungal properties. Diversa was to receive technology access fees, research support, and success-based milestone payments for each drug developed as well as royalties on any products commercialized under the agreement. The technology access fee under this agreement was $3.0 million, with the first fee payment of $1.0 million paid in January 2001 and expensed to research and development, $1.0 million fee which would have been payable on December 1, 2001 and the final $1.0 million fee payable on December 1, 2002. In exchange, IntraBiotics was to have an exclusive, worldwide license to any products identified and developed during the collaboration. On July 27, 2001, the Company terminated the discovery, development and license agreement with Diversa Corporation. Under the terms of this termination agreement, IntraBiotics paid Diversa Corporation $2.45 million and issued warrants to purchase 700,000 shares of its common stock at an exercise price of $2.00 per share, exercisable immediately for a period of four years, which were included in the restructuring expense. No additional payments are due under this agreement. See Notes 6 and 7.

        In January 2001, the Company entered into a renewable, two-year research and technology licensing agreement for the discovery of new anti-infective therapies with Albany Molecular Research, Inc. (AMRI). The agreement provided that AMRI was to receive technology access fees, research funding, and success-based milestone payments for each drug discovered during the collaboration and developed by our sublicenses or us. AMRI was to be entitled to royalty payments on any third and subsequent products resulting from the collaboration. The Company paid an initial signing fee of $200,000 under this agreement in January 2001 which was included in research and development expense. In addition, the technology access fee was $400,000, payable in eight quarterly payments of $50,000 beginning in January 2001 through November 2002. In exchange, the Company was to have an exclusive, worldwide license to develop and commercialize drugs that emerge from the collaboration. On June 21, 2001, the Company terminated its collaborative research and technology agreement with AMRI. Under the terms of this termination agreement, IntraBiotics paid AMRI $300,000, which was included in the restructuring expense. No additional payments are due under this agreement. See Note 6.

        In January 2000, the Company entered into a collaborative research and license agreement with NAEJA Pharmaceutical Inc. to perform research activities for initial non-clinical and pre-clinical research of products including manufacturing scale-up work. The goal was to identify and optimize compounds with antifungal or antibacterial activity, for commencement of IND-enabling studies, and subsequent studies necessary for development and commercialization of such compounds. The Company is responsible for the development of the licensed product. The Company paid a license fee of $750,000 in late 1999 at the signing of the agreement. In addition, NAEJA, at the Company's cost, has maintained six full time equivalent employees ("FTE") at an annualized rate of $125,000 per FTE. In 2001and 2000, the Company incurred $375,000 and $750,000, respectively, in expenses related to this collaboration. In aggregate, payments totaling $1,875,000 have been made to NAEJA through December 31, 2001, which was expensed to research and development. In November 2000, the agreement was terminated effective May 2001.

        In 2000, the Company continued its collaborative research and license agreement with BioSource Pharm, Inc. ("BioSource") to conduct fermentation, chemical design, synthesis, and/or modification activities to Polyene Compounds and Amphomycin-Related Compounds. In May 2000, the Company extended the agreement and increased the scope of research for which the Company increased payments to $125,000 (from $75,000) per calendar quarter. The Company paid a total of $250,000 in 2001 and $450,000 to BioSource in 2000 as a result of the collaboration, which was expensed to research and development. On August 31, 2001, the research portion of this agreement ended and was not renewed.

        During 1998, the Company recorded $2,000,000 in license fee expense in connection with the purchase of rights from Biosearch Italia S.p.A. to develop and commercialize ramoplanin, which was a phase I clinical-stage product candidate. The purchase price, which was expensed as in-process research and development as the rights had no alternative future use, consisted of the issuance of 250,000 shares of Series F preferred stock at $4.00 per share and $1,000,000 in cash. In 1998, the Company paid and recorded a milestone of $2,000,000 for the commencement of the phase II clinical trial. In 2000, the Company paid and recorded a $2,500,000 milestone payment to Biosearch Italia for the commencement of Phase III clinical studies. In May 2001, the Company amended its licensing and development agreement for its late stage ramoplanin program with Biosearch Italia, S.p.A. Under the terms of the amended agreement, the Company was reimbursed for ongoing clinical trial expenses during a three-month transition period ended August 31, 2001. At the end of this period, Biosearch Italia S.p.A. assumed responsibility for the clinical development of ramoplanin oral powder at its own expense and retained worldwide rights to the product. In exchange for its clinical development expenses and efforts, the Company will receive a royalty on future net sales of ramoplanin oral in North America, if it is successfully developed.

        The Company retains the rights for the development and commercialization of topical formulations of ramoplanin. These rights will revert to Biosearch Italia on April 1, 2002, unless we provide evidence prior to March 31, 2002 that we have diligently carried out development activity enabling us to initiate clinical developments by December 31, 2002.

        In January 1997, the Company entered into an agreement with PolyPeptide Laboratories A/S to develop a manufacturing process for its drug substance iseganan HCl, previously referred to as Protegrin IB-367, and was obligated to pay up to $2,895,000 based upon achievement of certain development milestones. The Company also entered into a related purchase and supply agreement with Polypeptide. For the years ended December 31, 2001, 2000 and 1999, the Company has incurred milestone payments of approximately $40,000, $120,000, and $760,000, respectively, under the agreement, which were charged to research and development expense.

        From 1994 to 1997, the Company entered into a series of agreements with The Regents of the University of California under which it obtained certain licenses to its protegrin technology under development. In consideration for these licenses, the Company has made certain payments totaling $125,000, and agreed to pay The Regents of the University of California additional amounts and specified royalties upon occurrence of certain events related to the development of the technology. These events include commencement of clinical trials, drug approvals, and product sales.

9. INCOME TAXES

        As of December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $152,000,000 and $27,000,000, respectively, which expire in the years 2002 through 2021. The Company also had federal and state research and development tax credits of $2,500,000 and $1,700,000, respectively, which expire in the years 2009 through 2020.

        Utilization of the Company's net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of net operating losses before utilization.

	December 31,
	2001	2000
Deferred Tax Assets:
Net operating loss carryforwards	$53,300	$29,800
Research credit carryforwards	3,600	2,600
Capitalized research and development	6,100	3,800
Intangible assets	1,500	1,500
Non-deductible accruals	500	1,200
Other	200	100

Total Deferred Tax Assets	65,200	39,000
Valuation Allowance	(65,200)	(39,000)

Net Deferred Tax Assets	$—	$—

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $26,200,000, $17,900,000 and $8,500,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)

	2001				2000
	First	Second	Third	Fourth	First	Second	Third	Fourth
Operating loss	$(19,632)	$(34,789)	$(7,081)	$(7,690)	$(7,575)	$(13,240)	$(13,510)	$(16,387)
Net loss	(18,713)	(34,314)	(6,901)	(7,438)	(7,298)	(11,421)	(11,825)	(15,032)
Net loss per share:
Basic and diluted	(0.64)	(1.17)	(0.23)	(0.25)	(2.62)	(0.39)	(0.41)	(0.52)
Pro forma	—	—	—	—	(0.34)	—	—	—

11. SUBSEQUENT EVENTS

        On February 1, 2002, the Company sold 5,900,000 shares of common stock in a private placement resulting in net proceeds of approximately $13.9 million.

        The arbitration between IntraBiotics and the contract vendor relating to a drug dispensing error in iseganan HCl oral solution phase III clinical trials was resolved amicably in January 2002. The Company received $3.6 million in the settlement.

        In January of 2002 the Company issued 475,000 incentive stock options to certain new and existing employees. These options vest over a period of 18 months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The information required by the item relating to our executive officers and directors is incorporated by reference from the Company's proxy statement related to the 2002 annual stockholders meeting to be held on June 5, 2002 to be filed with the Securities and Exchange Commission (2002 Proxy Statement).

Item 11. Executive Compensation

        The information required by this item is incorporated by reference from the 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference from the 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the 2002 Proxy Statement.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements and Schedules
See index to Consolidated Financial Statements at Item 8 of this Form 10-K.
All financial statement schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements and the related notes.
2. Exhibit Index
	Exhibit Number	Description
	3.1*	Amended and Restated Certificate of Incorporation, as currently in effect, incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.
	3.2*	Bylaws, as currently in effect, incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.
	4.1*	Amended and Restated Investor Rights Agreement dated October 15, 1999, incorporated by reference as Exhibit 4.2 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.
	4.2*	Registration Rights Agreement by and between the IntraBiotics and Diversa Corporation dated July 27, 2001, incorporated by reference from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
	10.1*	Form of Indemnity Agreement, incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.
	10.2*	Amended and Restated 1995 Stock Option Plan, incorporated by reference from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
	10.3*	Amended and Restated Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement, incorporated by reference as Exhibit 10.2 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.
	10.4*	2000 Equity Incentive Plan and related documents, incorporated by reference as Exhibit 10.3 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.
	10.5*††	Purchase Supply Agreement by and between IntraBiotics and Polypeptide Laboratories A/S dated January 3, 1997, incorporated by reference as Exhibit 10.4 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.
	10.6*††	Development Supply Agreement by and between IntraBiotics and Polypeptide Laboratories A/S dated January 3, 1997 and Amendment dated July 1, 1997, incorporated by reference as Exhibit 10.5 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

10.7*††	Second Amendment to the License Agreement by and between IntraBiotics and The Regents of the University of California dated June 12, 1996, incorporated by reference as Exhibit 10.6 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.
10.8*††	Third Amendment to the License Agreement by and between IntraBiotics and The Regents of the University of California dated September 16, 1997, incorporated by reference as Exhibit 10.7 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.
10.9*††	License and Supply Agreement by and between IntraBiotics and Biosearch Italia S.p.A. dated May 8, 1998, incorporated by reference as Exhibit 10.8 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.
10.10*	2000 Employee Stock Purchase Plan and related documents, incorporated by reference as Exhibit 10.9 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.
10.11*	Lease by and between IntraBiotics and 1245 Terra Bella Partners dated April 30, 1997, incorporated by reference as Exhibit 10.10 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.
10.12*	Standard Industrial/Commercial Single Tenant Lease by and between IntraBiotics and Clint S. Carter and Esther Carter Family Trust dated July 31, 1998 and First Amendment to Standard Industrial/Commercial Single Tenant Lease by and between IntraBiotics and Clint S. Carter and Esther Carter Family Trust dated August 12, 1998, incorporated by reference as Exhibit 10.11 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.
10.13*	Financing Agreement by and between IntraBiotics and G.E. Capital Equipment dated March 15, 1999, incorporated by reference as Exhibit 10.12 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.
10.14*	Loan and Security Agreement by and between IntraBiotics and Silicon Valley Bank dated August 25, 1999, incorporated by reference as Exhibit 10.13 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.
10.15*	Lease Agreement by and between IntraBiotics and EOP-Shoreline Technology Park, LLC dated February 7, 2000, incorporated by reference as Exhibit 10.20 from the Company's Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.
10.16*††	Drug Discovery, Development, and License Agreement by and between IntraBiotics and Diversa Corporation dated January 6, 2001, incorporated by reference as Exhibit 10.21 from the Company's Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001.

10.17*††	Research and Technology Agreement by and between IntraBiotics and New Chemical Entities dated January 24, 2001, incorporated by reference as Exhibit 10.22 from the Company's Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001.
10.18*††	Letter Agreement by and between Intrabiotics and Biosearch Italia dated May 18, 2001, incorporated by reference as Exhibit 10.23 from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
10.19*	First Amendment to Research and Technology Agreement by and between IntraBiotics and Albany Molecular Research Inc. (successor to New Chemical Entities Inc.) dated April 13, 2001, incorporated by reference as Exhibit 10.24 from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
10.20*	Letter Agreement to Albany Molecular Research Inc. (successor to New Chemical Entities Inc.) dated June 21, 2001, incorporated by reference as Exhibit 10.25 from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
10.21*	Senior Executive Severance Benefit Plan, incorporated by reference as Exhibit 10.26 from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
10.22*	Executive Severance Benefit Plan, incorporated by reference as Exhibit 10.27 from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
10.23*	Summary of Officer Incentive Bonus Plan, incorporated by reference as Exhibit 10.28 from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
10.24*	Letter to John Fiddes, dated June 1, 2001, incorporated by reference as Exhibit 10.29 from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
10.25*	Letter to Chee-liang Leo Gu, dated June 1, 2001, incorporated by reference as Exhibit 10.30 from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
10.26*	Letter to Sandra Wrobel, dated June 11, 2001, incorporated by reference as Exhibit 10.31 from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
10.27*††	Release Agreement by and between Intrabiotics and Diversa Corporation dated July 27, 2001, incorporated by reference as Exhibit 10.32 from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
10.28*	Warrant to purchase common stock dated July 27, 2001 issued by IntraBiotics to Diversa Corporation, incorporated by reference as Exhibit 10.33 from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
10.29	Separation and Consulting Agreement dated November 29, 2001 by and between IntraBiotics and Kenneth J. Kelley.
10.30	Amended and Restated Loan and Security Agreement by and between Intrabiotics and Silicon Valley Bank dated August 20, 2001.
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney. Reference is made to the signature page.
  *
  Previously filed.

  ††
  Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)
Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on November 29, 2001 reporting under Item 5 that the Chief Executive Officer, President and Chairman of the Board of Directors planned to terminate his employment with the Company effective January 31, 2002; Henry J. Fuchs, M.D., the Company's Vice President of Clinical Affairs, was promoted to President and Chief Operating Officer; and Kathleen LaPorte, a member of the Board of Directors, was appointed Acting Chairman of the board.

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February, 2002.

INTRABIOTICS PHARMACEUTICALS, INC.
By	/s/ HENRY J. FUCHS, M.D.
Henry J. Fuchs, M.D. President and Chief Operating Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry J. Fuchs, M.D. and Eric H. Bjerkholt, and each or any of them, as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY J. FUCHS, M.D. Henry J. Fuchs, M.D.	President and Chief Operating Officer	February 12, 2002
/s/ ERIC H. BJERKHOLT Eric H. Bjerkholt	Chief Financial Officer	February 12, 2002
/s/ KATHLEEN D. LAPORTE Kathleen D. LaPorte	Acting Chairman of the Board	February 12, 2002
/s/ MICHAEL BIGHAM Michael Bigham	Director	February 12, 2002
/s/ GARY A. LYONS Gary A. Lyons	Director	February 12, 2002
/s/ LIZA PAGE NELSON Liza Page Nelson	Director	February 12, 2002
/s/ JOHN M. PADFIELD John M. Padfield	Director	February 12, 2002
/s/ JACK S. REMINGTON Jack S. Remington	Director	February 12, 2002
/s/ JANE E. SHAW Jane E. Shaw	Director	February 12, 2002