Form 10-Q
period 2002-03-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2002-05-15
CIK 1103390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number 0-29993

INTRABIOTICS PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	94-3200380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1245 TERRA BELLA AVENUE
MOUNTAIN VIEW, CA 94043
(Address of principal executive offices)

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

Yes ☒                    No ☐

There were 37,539,029 shares of the Company’s Common Stock, par value $.001, outstanding as of May 10, 2002.

INTRABIOTICS PHARMACEUTICALS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2002

Part I.        Financial Information

Item I.           Financial Statements

INTRABIOTICS PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31, 2002	DECEMBER 31, 2001
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$38,226	$27,982
Restricted cash deposits	7,488	7,488
Other current assets, primarily prepayments and deposits	4,502	5,412
Total current assets	50,216	40,882

Property and equipment, net	1,347	1,540
Other assets	43	43
Total assets	$51,606	$42,465

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68	$339
Accrued clinical costs	2,525	1,663
Accrued employee liabilities	260	579
Accrued restructuring charges	2,273	2,861
Deferred rent	697	618
Other accrued liabilities	571	818
Current financing obligations	4,375	4,375
Total current liabilities	10,769	11,253

Long-term financing obligations	4,531	5,000

Stockholders' equity:
Common stock	36	30
Additional paid-in capital	211,032	196,575
Deferred stock compensation	(4,066)	(4,577)
Accumulated deficit	(170,696)	(165,816)
Total stockholders' equity	36,306	26,212
Total liabilities and stockholders' equity	$51,606	$42,465

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2002	2001

Operating expenses:
Research and development	$7,041	$15,524
Arbitration settlement	(3,600)	—
General and administrative	1,460	4,108
Restructuring and other charges	91	—
Total operating expenses	4,992	19,632

Operating loss	(4,992)	(19,632)

Interest income	265	1,227
Interest expense	(153)	(308)
Net loss	$(4,880)	$(18,713)

Basic and diluted net loss per share	$(0.14)	$(0.64)

Shares used to compute basic and diluted net loss per share	33,782	29,260

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Operating activities
Net loss	$(4,880)	$(18,713)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	488	649
Depreciation and amortization	193	462
Stock compensation expense	140	—

Change in assets and liabilities
Other current assets	910	(292)
Accounts payable	(271)	390
Accrued clinical costs	862	820
Accrued employee liabilities	(319)	366
Accrued restructuring charges	(588)	—
Deferred rent	79	—
Other accrued liabilities	(247)	167
Net cash used in operating activities	(3,633)	(16,151)

Investing activities
Capital expenditures	—	(3,370)
Maturities of short-term investments	—	22,130
Net cash provided by investing activities	—	18,760

Financing activities
Proceeds from issuance of common stock, net of issuance cost	14,346	30
Proceeds from financing obligations	—	1,209
Payments on financing obligations	(469)	(909)
Net cash provided by financing activities	13,877	330

Net increase in cash and cash equivalents	10,244	2,939

Cash and cash equivalents at beginning of period	27,982	38,983

Cash and cash equivalents at end of period	$38,226	$41,922

Supplemental disclosure of cash flow information
Interest paid	$153	$308

Supplemental disclosure of non-cash information
Deferred compensation (termination)	$(23)	$(183)

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

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by generally accepted accounting principles) have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company’s financial position as of March 31, 2002 and December 31, 2001, and the results of its operations and cash flows for the three -month periods ended March 31, 2002 and 2001.

The results of operations of the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, which are contained in the Company’s Annual Report on Form 10-K, and filed with the Securities and Exchange Commission.  The accompanying condensed Balance Sheet as of December 31, 2001 is derived from such audited financial statements.

Comprehensive loss is primarily comprised of net loss and net unrealized gains or losses on available-for-sale securities.  There is no material difference between the reported net loss and the comprehensive loss for all periods presented.

Note 2. Lease Commitments and Equipment Financing Arrangements

The Company leases its facilities under operating lease agreements, which expire in July 2004 and April 2011. At March 31, 2002 and December 31, 2001, the Company has restricted cash of $2.0 million in connection with these leases.

Note 3 Net Loss Per Common Share

Net loss per share has been computed according to Financial Accounting Standards Board Statement No. 128, “Earnings Per Share”, which requires disclosure of basic and diluted earnings per share.  Basic and diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.  Diluted earnings per share include the impact of potentially dilutive securities.  As the Company’s potentially dilutive securities (stock options and warrants) were antidilutive for all periods, they were not included in the computation of weighted-average shares used in computing diluted net loss per share.

The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2002	2001
	(UNAUDITED)
Basic and diluted:
Net loss	$(4,880)	$(18,713)

Weighted-average shares used in computing basic and diluted net loss per share	33,782	29,260

Basic and diluted net loss per share	$(0.14)	$(0.64)

Note 4. Restructuring and Other Charges

On May 31, 2001, the Company implemented a restructuring plan intended to conserve capital and help direct financial and human resources to the development of its lead product, iseganan HCl oral solution for the reduction in incidence and severity of oral mucositis in cancer patients. The Company recorded restructuring charges of approximately $10.1 million and asset write down charges of approximately $11.8 million, for a total of approximately  $21.9 million in charges associated with its restructuring plan in the second quarter of 2001. The $10.1 million restructuring charge was for costs incurred in work force reduction, the termination of collaboration agreements and facilities consolidation.

The strategic restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% of the Company’s previous workforce of 127 employees.  All of the terminated employees have left the Company as of December 31, 2001.  During the quarter ended March 31, 2002, the Company received a refund of approximately $75,000 for workman’s compensation related to the terminated employees.  No remaining severance amounts are payable as of March 31, 2002.

The restructuring also includes the terminations of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California.  The estimated costs associated with terminated collaboration agreements were increased by $166,000 in the quarter ended March 31, 2002.  There is $150,000 remaining payable for such agreements and costs.

The Company vacated three facilities in Mountain View, California comprising 142,000 square feet and continues to occupy one facility with 16,000 square feet.  One of the vacated facilities has been sub-leased during 2001, and another was taken back by the landlord, with no continuing obligation to the Company.  At March 31, 2002, $2,123,000 remains in accrued restructuring charges related to this facility, representing nine months of rent and expenses associated with the lease on the facility, based on the Company’s best estimate of the period for which the facility will remain vacant prior to sub-lease.  The Company expects to incur the remaining restructuring obligation over the next nine months.

The restructuring charges consist of the following (in thousands):

	Costs for Terminated Employees	Facilities Consolidations	Terminated collaboration agreements and other	Total
Accrued restructuring charges at December 31, 2001	$—	$2,861	$—	$2,861

Activity for the quarter ended March 31, 2002:
Cash refunds (payments)	75	(738)	(16)	(679)
Adjustment to reflect revised estimates	(75)	—	166	91
Accrued restructuring charges at March 31, 2002	$—	$2,123	$150	$2,273

Note 5.  Stockholders’ Equity

On February 1, 2002, the Company sold 5,900,000 shares of common stock in a private placement resulting in net proceeds of approximately $13.9 million.

Note 6.  Arbitration Settlement

The arbitration between IntraBiotics and the contract vendor relating to a drug dispensing error in iseganan HCI oral solution phase III clinical trials was resolved amicably in January 2002.  The Company received $3.6 million in the settlement.

Note 7.  Subsequent Events

In April 2002, the Company acquired Apothogen, Inc. for 450,000 shares of its common stock.  Concurrently with the closing of the merger, Ernest Mario, Ph.D. joined the Company as Chairman and Chief Executive Officer and purchased $5,000,000 of newly issued shares of our common stock in a private placement at a purchase price per share equal to the closing bid price as reported on the Nasdaq National Market on April 23, 2002.

In April 2002, the Company modified its loan agreement with Silicon Valley Bank (SVB).  Modifications to the original agreement dated August 2001 included changes to the covenants.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks, uncertainties and assumptions.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “RISKS RELATED TO OUR BUSINESS” below.  The following discussion should be read in conjunction with the financial statements and notes included elsewhere herein and the Company’s 2001 audited financial statements and notes thereto included in its 2001 Annual Report on Form 10-K.  All forward looking statements included in this document are based on information available to us on the date of this document, and except as required by law, IntraBiotics assume no obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

Overview

IntraBiotics Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing and commercializing high-value anti-infectives and oncology therapeutics.  We have initiated expanded human clinical trials to test for efficacy and safety, known as phase III trials, for iseganan HCl oral solution, for the reduction in the incidence and severity of ulcerative oral mucositis, a side effect of anti-cancer therapies.

The top-line results of our 545-patient Phase III clinical trial of iseganan HCl oral solution, to treat patients undergoing radiotherapy to prevent or reduce ulcerative oral mucositis showed no significant difference between iseganan and placebo in the primary or secondary end-points.  The group of patients who received iseganan and the group of patients who received placebo did significantly better than the group of patients who received only the standard of care on both the primary and secondary endpoints.  We are still in the process of fully analyzing and evaluating these data and full results will be presented at the Annual Meeting of the American Society for Clinical Oncology.  We are also currently enrolling patients in a phase III trial for patients undergoing aggressive chemotherapy, and assuming that enrollment in the trial progresses according to plan, we expect to announce results of that trial no later than the fourth quarter of 2002.

We have also completed two earlier stage trials for other indications of iseganan HCl to prevent pneumonia in patients requiring breathing assistance from a mechanical ventilator and to treat respiratory infections in patients with cystic fibrosis.  The data from each of these trials support the advancement to the next stage of human clinical testing for each of these two products.

Since commencing operations in 1994, we have not generated any revenue from product sales, and we have funded our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock in March 2000.  During the quarter ended March 31, 2002, we completed a private placement of 5.9 million shares of common stock resulting in net proceeds of $13.9 million and in April, 2002, Ernest Mario, Ph.D. purchased approximately 1.25 million shares of common stock resulting in net proceeds of $5 million. We have incurred a loss in each year since inception, and we expect to incur substantial losses for at least the next several years.  We expect that losses may fluctuate, and that such fluctuations may be substantial.  As of March 31, 2002, the Company’s accumulated deficit was approximately $170.7 million.  We will need to raise additional funds in the future to continue our operations.

In April 2002, the Company acquired Apothogen, Inc. for 450,000 shares of its common stock.  Concurrently with the closing of the merger, Ernest Mario, Ph.D. joined the Company as Chairman and Chief Executive Officer.

RESULTS OF OPERATIONS

Three -month periods ended March 31, 2002 and 2001

IntraBiotics had no product sales or contract revenue for the three-month periods ended March 31, 2002 and 2001.  We do not anticipate any product revenue in the near future.

Research and development expenses consist of costs related to our current phase III clinical trials for iseganan HCl oral solution.  Research and development expenses decreased to $7.0 million in the three-month period ended March 31, 2002 from $15.5 million for the same period in 2001.  The decrease is as a result of our May 2001 restructuring.  Research and development costs for the quarter ended March 31, 2002 were related to the iseganan HCl for the prevention of oral mucositis program, and include costs for salaries for research and development personnel, contractor and clinical trial site fees, building and equipment costs, supplies, administrative expenses and allocations of corporate costs.  During the quarter, approximately 70% of research and development expenses were for various contractor, consultant and clinical trial site fees.  Included in research and development are non-cash stock compensation charges of $281,000 and $376,000 for the period ended March 31, 2002, and 2001 respectively.

The arbitration between us and the contract vendor relating to a drug dispensing error in iseganan HCI oral solution phase III clinical trials was resolved amicably in January 2002.  We received $3.6 million in the settlement.

General and administrative expenses decreased to $1.5 million in the three-month period ended March 31, 2002 from $4.1 million for the same period in 2001, primarily as a result of our restructuring in 2001.  These costs include salaries for administrative personnel, outside contractors, legal fees, accounting fees, building and equipment costs, supplies and general administrative expenses.

We expensed $488,000 of deferred compensation during the three-month period ended March 31, 2002, compared to $649,000 for the same period in 2001.  The decrease in deferred compensation expense was due to the cancellation of options for terminated employees.  These amounts were expensed to research and development and to general and administrative expense based on the deferred compensation liability attributed to each department.  The research and development deferred compensation expense in the three-month period ended March 31, 2002 decreased to $281,000 from $376,000 for the same period in 2001.  The general and administrative deferred compensation expense in the three-month period ended March 31, 2002 decreased to $207,000 from $273,000 for the same period in 2001.  Deferred compensation represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant.  Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options.

On May 31, 2001, we implemented a restructuring plan intended to conserve capital and help direct financial and human resources to the development of its lead product, iseganan HCl oral solution for the reduction in incidence and severity of oral mucositis in cancer patients. We recorded restructuring charges of approximately $10.1 million and asset write down charges of approximately $11.8 million, for a total of approximately  $21.9 million in charges associated with our restructuring plan in the second quarter of 2001. The $10.1 million restructuring charge was for costs incurred in work force reduction, the termination of collaboration agreements and facilities consolidation.

The strategic restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% of our previous workforce of 127 employees.  All of the terminated employees have left the Company as of December 31, 2001.  During the quarter ended March 31, 2002, we received a refund of approximately $75,000 for workman’s compensation related to the terminated employees.  No remaining severance amounts are payable as of March 31, 2002.

The restructuring also includes the terminations of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California. The estimated costs associated with terminated collaboration agreements were increased by $166,000 in quarter ended March 31, 2002.  There is $150,000 remaining payable for such agreements and costs.

We vacated three facilities in Mountain View, California comprising 142,000 square feet and continue to occupy one facility with 16,000 square feet.  One of the vacated facilities has been sub-leased during 2001, and another was taken back by the landlord, with no continuing obligation to us.  At March 31, 2002, $2,123,000 remains in accrued restructuring charges related to this facility, representing nine months of rent and expenses associated with the lease on the facility, based on our best estimate of the period for which the facility will remain vacant prior to sub-lease.  We expect to incur the remaining restructuring obligation over the next nine months.

Interest income decreased to $265,000 in the three-month period ended March 31, 2002 from $1.2 million for the same period in 2001.  The decrease in interest income resulted from the decrease in average cash and investment balances primarily due to our phase III trials and lower interest rates.  Interest expense decreased to $153,000 for the three-month period ended March 31, 2002, from $308,000 for the same period in 2001.  The decrease was primarily attributed to a reduction of outstanding loan balances and a lower interest rate on our remaining debt.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had cash and cash equivalents of $45.7 million, including restricted cash deposits of approximately $2.0 million in connection with standby letters of credit for leased facilities, $3.0 million for guarantees of product supplies and $2.5 million supporting our line of credit as well as approximately $8.9 million of debt to Silicon Valley Bank.  We regularly invest excess funds in short-term money market funds.

On February 1, 2002, we sold 5.9 million shares of common stock in a private placement resulting in net cash proceeds of approximately $13.9 million.  In January 2002, we also received $3.6 million in settlement of our arbitration with a contract vendor relating to a drug dispensing error in our phase III clinical trials.

Net cash used in operating activities for the three-month periods ended March 31, 2002 and 2001 was $3.6 million and $16.2 million, respectively.  Cash used in operating activities in the three-month periods ended March 31, 2002 and 2001 were primarily the result of net losses.

Net cash provided by investing activities for the three-month periods ended March 31, 2002 and 2001 was zero and $18.8 million, respectively.  There were no investing activities for the period ended March 31, 2002.  Cash provided by investing activities in the three-month period ended March 31, 2001 was due to the maturities of short-term investments of $22.1 million partially offset by capital expenditures of $3.4 million for equipment.

Net cash provided by financing activities for the three-month periods ended March 31, 2002 and 2001 was $13.9 million and $330,000, respectively. Cash provided by financing activities for the three-month period ended March 31, 2002 was from net proceeds of $14.3 million in a private placement of 5.9 million shares of common stock and from the issuance of common stock through the exercise of stock options, partially offset by $469,000 in payments on financing obligations. Cash provided by financing activities for the three-month period ended March 31, 2001, was from $1.2 million in proceeds from financing obligation and $30,000 from the issuance of common stock, partially offset by $909,000 of payments on financing obligations.

In August 2001, we entered into a line of credit of $2.5 million and a term loan agreement of $7.5 million with Silicon Valley Bank.  In April 2002, the term loan agreement was modified, which included changes to the financial covenants.  At March 31, 2001, the balance drawn on the line of credit was $2.5 million and the term loan agreement was utilized and had a balance due of approximately $6.4 million.

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

• the progress of our development activities;

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

We have never generated revenue from product sales and have incurred significant net losses in each year since inception. We incurred net losses of  $23.1 million in 1999, $45.6 million in 2000, $67.4 million in 2001 and $4.9 million in the quarter ended March 31, 2002.  As of March 31, 2002, our accumulated deficit was approximately $170.7 million. We expect to continue to incur substantial additional losses for the foreseeable future primarily as a result of increases in clinical trial costs, and we may never become profitable. In addition, we expect to incur further costs to commercialize iseganan HCl oral solution.   To date, we have financed our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements, our initial public offering of common stock in March 2000 and private placements of common stock during the quarter ended March 31, 2002 and in April 2002. We will receive product revenues only if we complete clinical trials with respect to one or more products, receive regulatory approvals and successfully commercialize such products.

We may be forced to raise capital sooner than currently anticipated and if we fail to obtain the capital necessary to fund our operations, we will be unable to develop our drug candidates and may have to cease operations.

We believe that our cash balances and cash equivalents net of restricted cash of approximately $38.2 million, at March 31, 2002, in addition to approximately $5.0 million received in April 2002, will be sufficient to meet our operating and capital requirements for at least the next 12 months.   However, we have based this estimate on assumptions that may prove to be wrong.   For the years ended December 31, 1999, 2000 and 2001, net cash used for operating activities was $25.1 million, $50.4 million, and $53.6 million, respectively.   In May 2001, we implemented a restructuring plan in order to conserve our cash reserves.   Our future liquidity and capital requirements will depend on many factors, including the timing, delay, cost, extent and results of clinical trials, payments associated with manufacturing scale-up, the costs and timing of regulatory approvals, the costs of establishing sales, marketing and distribution capabilities and costs associated with researching drug candidates, securing in-licensing opportunities and conducting preclinical research.

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

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical research and clinical trials that our drug candidates are safe and effective for use in humans. If we are unable to demonstrate the safety and efficacy of iseganan HCl oral solution in phase III clinical trials, we may be unable to obtain regulatory approval from the FDA or to commercialize the drug candidate, and we will be unable to generate product revenue from that candidate for that indication. Clinical trials are expensive and time-consuming to conduct, and the timing and outcome of these trials is uncertain. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.  In May 2002, we announced that our clinical trial of iseganan HCl oral solution to treat patients undergoing radiotherapy to prevent or reduce oral mucositis had failed to demonstrate any difference between iseganan and placebo in the primary or secondary end-points. While we are still analyzing the data, we believe that iseganan does not provide clinical benefit for these patients. As a result, we intend to pursue the development of iseganan HCl oral solution only for patients undergoing chemotherapy and other formulations of iseganan in ventilator-assisted pneumonia and cystic fibrosis.

In addition, if we have delays in clinical trials or the FDA approval process or if we need to perform more or larger clinical trials, our product development costs will increase and our ability to generate product revenue will be delayed.  For example, in January 2001, we discovered that a contract vendor dispensed placebo and active drug in error to approximately one-third of the patients in our phase III clinical trail for iseganan HCl oral solution.  As a result, we are conducting an additional phase III clinical trial, which has delayed our FDA approval process.

Our commencement and completion of clinical trials may be delayed by many factors, including:

•      slower than expected rate of patient recruitment;

•      inability to adequately obtain data about patients after their treatment;

•      additional regulatory requests;

•      inability to manufacture sufficient quantities of materials used for clinical trials; or

•      unforeseen safety issues.

If the delays are substantial, the increase in product development expenses could cause our losses to increase and diminish the commercial potential for our drug candidates.

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

In January 2001, an error on the part of one of our subcontractors that was managing the drug dispensing led to a dispensing error in both of our phase III clinical trials of iseganan HCl oral solution. We believe that as a result of this error, the clinical trial failed to demonstrate the efficacy of iseganan HCl oral solution for the reduction in incidence and severity of oral mucositis in patients receiving chemotherapy at the levels of statistical significance typically required by the FDA.  As a result, we are conducting an additional phase III clinical trial and our timing for the FDA approval process has been delayed.

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

We do not have a drug candidate approved for sale in the U.S. or any foreign market. We must obtain approval from the FDA in order to sell our drug candidate in the U.S. and from foreign regulatory authorities in order to sell our drug candidate in other countries. We must successfully complete our phase III clinical trial and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require us to repeat clinical trials as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

•      delay or prevent the successful commercialization of our drug candidate;

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

There are several drugs commercially available or under development that might compete with iseganan HCl oral solution.   There is one approved device, Radiacare®, and several drugs in early stage clinical trials for prevention or treatment of oral mucositis. These include one antimicrobial agent, triclosan, and two growth factors, keratinocyte growth factor and keratinocyte growth factor-2.   GM-CSF is also under development in radiotherapy-induced oral mucositis.   The companies sponsoring these trials have successfully commercialized products in the past. In addition, there may be products under development of which we are unaware for the prevention or the treatment of oral mucositis.

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

We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. For example, we own or have rights to nine patents and five pending patent applications in the U.S . However, the patent position of biopharmaceutical companies involves complex legal and factual questions. We cannot predict the enforceability or scope of any issued patents or those that may issue in the future. Patents, if issued, may be challenged, invalidated or circumvented. Consequently, if any patents that we own or license from third parties do not provide sufficient protection, our competitive position would be weakened. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed.   In addition, we may not be issued patents for our pending patent applications, those we may file in the future, or those we may license from third parties.

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

Directors, executive officers, principal stockholders and affiliated entities own a portion of our capital stock and may be able to exert control over our activities.

Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 38% of our outstanding common stock. These stockholders, if acting together, may be able to significantly influence any matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations at the same time maximizing the income we receive from our investments without significantly increasing risk.  We currently have all of our funds in money market fund, which is sensitive to minimal market risk.  Due to the short-term nature of this investment, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our investment as of March 31, 2002 and the fiscal years December 31, 2001 and 2000. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 1, 2002, we sold 5.9 million shares of newly issued shares of our common stock in a private placement at a purchase price of $2.50 per share to selected institutional and private investors, which resulted in net cash proceeds of approximately $13.9 million to be used for working capital and other general corporate purposes.  We issued the shares of common stock in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.  We filed a registration statement on Form S-3 (No. 333-82934) pursuant to the Securities Act of 1933, as amended, with the Securities and Exchange Commission related to the resale of the securities.

The Company’s registration statement on Form S-1 (No. 333-95461) filed pursuant to the Securities Act of 1933, as amended, was declared effective on March 27, 2000. The Company incurred related offering costs of approximately $9.2 million during the year ended December 31, 2000, of which $7.9 million represented underwriting discounts and commissions. All initial public offering costs were direct or indirect payments to others. The net offering proceeds to the Company after all expenses were approximately $103.3 million, and the balance of these proceeds is being used to fund clinical trials, the development and scale up of manufacturing processes by our contract manufacturers, research and development activities and other working capital and other general corporate purposes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)           List of Exhibits

Number	Exhibit Description

3.1

Amended and Restated Certificate of Incorporation, incorporated by reference from the indicated exhibit to the Company’s Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as amended.

3.2

Bylaws, incorporated by reference from the indicated exhibit to the Company’s Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as amended.

4.3

Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002, incorporated by reference from the indicated exhibit to the Company’s Registration Statement on Form S-3 (No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

4.4	Letter Agreement by and among the Company and signatories thereto, dated April 23, 2002.

(b)           Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 22, 2002 reporting under Item 5 that   arbitration proceedings relating to a contractor error, which affected two clinical trials of iseganan HCl for the prevention of oral mucositis, had been amicably resolved and, in connection with that resolution, the Company received a payment of $3.6 million.

The Company filed a Current Report on Form 8-K on January 30, 2002 announcing under Item 5 it had entered into definitive purchase agreements to sell approximately 5.9 million shares of newly issued common stock in a private placement to selected institutional and private investors, and that the private placement is expected to raise net proceeds of approximately $13.9 million, subject to customary closing conditions.

The Company filed a Current Report on Form 8-K on March 20, 2002 announcing under Item 5 that the results of its second phase III clinical trial of iseganan HCl oral solution, for the reduction of incidence of ulcerative oral mucositis in patients receiving radiation therapy for treatment of head and neck cancer, has been accepted for an oral presentation at the upcoming American Society of Clinical Oncology meeting in Orlando, Florida on Tuesday, May 21, 2002.  The Company also announced that it has finalized its plans for statistical analysis of the two clinical trials based on input from the FDA.

The Company filed a Current Report on March 29, 2002   reporting under Item 5 that it was refiling its Management’s Discussion & Analysis of Financial Condition and Results of Operations contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2002, in order to provide additional disclosure in the MD&A section, as suggested by the Commission pursuant to SEC Releases No. 33-8056 and No. 33-8040.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IntraBiotics Pharmaceuticals, Inc.

/s/ Henry J. Fuchs M.D.
May 15, 2002	Henry J. Fuchs M.D. President and Chief Operating Officer

/s/ Eric H. Bjerkholt
May 15, 2002	Eric H. Bjerkholt Chief Financial Officer