Form 10-Q
period 2002-06-30
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2002-08-14
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
or
☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 0-29993

INTRABIOTICS PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	94-3200380
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

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

Yes ☒           No ☐

There were 37,742,421 shares of the Company’s Common Stock, par value $.001, outstanding as of August 5, 2002.

INTRABIOTICS PHARMACEUTICALS, INC.

FORM 10-Q
QUARTER ENDED JUNE 30, 2002

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Balance Sheets as of June 30, 2002 and December 31, 2001
Statements of Operations for the Three- and Six-Month Periods Ended June 30, 2002 and June 30, 2001
Statements of Cash Flows for the Six-Month Periods Ended June 30, 2002 and June 30, 2001
Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
PART II.	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

INTRABIOTICS PHARMACEUTICALS, INC.
BALANCE SHEETS
(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2002	2001

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$35,565	$27,982
Restricted cash deposits	7,488	7,488
Other current assets, primarily prepayments and	4,716	5,412

Total current assets	47,769	40,882
Property and equipment, net	1,206	1,540
Other assets	419	43
Acquired workforce	1,583	—

Total assets	$50,977	$42,465

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115	$339
Accrued clinical costs	3,474	1,663
Accrued employee liabilities	244	579
Accrued restructuring charges	1,354	2,861
Deferred rent	762	618
Other accrued liabilities	577	818
Current financing obligations	4,375	4,375

Total current liabilities	10,901	11,253
Long-term financing	4,063	5,000
Stockholders’ equity:
Common stock	38	30
Additional paid-in capital	218,015	196,575
Deferred stock compensation	(3,372)	(4,577)
Accumulated deficit	(178,668)	(165,816)

Total stockholders’	36,013	26,212

Total liabilities and stockholders’	$50,977	$42,465

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Operating expenses:
Research and development	$6,411	$9,997	$13,452	$25,521
Arbitration settlement	—	—	(3,600)	—
General and administrative	2,447	2,836	3,907	6,944
Restructuring and other charges	—	21,956	91	21,956

Total operating expenses	8,858	34,789	13,850	54,421

Operating loss	(8,858)	(34,789)	(13,850)	(54,421)
Interest income	215	770	480	1,997
Interest expense	(113)	(295)	(266)	(603)
Other income	784	—	784	—

Net loss	$(7,972)	$(34,314)	$(12,852)	$(53,027)

Basic and diluted net loss per	$(0.22)	$(1.17)	$(0.36)	$(1.81)

Shares used to compute basic and diluted net loss per share	37,145	29,344	35,464	29,302

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	PERIOD ENDED JUNE 30,

	2002	2001

Operating activities
Net loss	$(12,852)	$(53,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	687	1,320
Depreciation and amortization	390	1,023
Acquired workforce amortization	93
Write down of fixed assets	—	11,746
Fair value of warrants issued	—	560
Stock compensation expense	604	—
Gain on sale of product pre-clinical programs	(775)	—
Change in assets and liabilities
Other current assets	993	2,326
Other assets	(1)	—
Accounts payable	(299)	(1,642)
Accrued clinical costs	1,811	(2,637)
Accrued employee liabilities	(335)	353
Accrued restructuring charges	(1,507)	8,669
Deferred rent	144	461
Other accrued liabilities	(329)	128

Net cash used in operating activities	(11,376)	(30,720)
Investing activities
Capital expenditures	—	(3,589)
Proceeds from sale of product pre-clinical programs	400	—
Purchase of short term investments	—	(5,013)
Maturities of short-term investments	—	28,639
Cash received in acquisition of subsidiary	58	—

Net cash provided by investing activities	458	20,037
Financing activities
Proceeds from issuance of common stock net of issuance	19,438	120
Proceeds from financing obligations	—	1,209
Payments on financing obligations	(937)	(1,872)

Net cash provided by (used in) financing	18,501	(543)

Net increase in cash and cash equivalents	7,583	(11,226)
Cash and cash equivalents at beginning of period	27,982	38,983

Cash and cash equivalents at end of period	$35,565	$27,757

Supplemental disclosure of cash flow information
Interest paid	$266	$603

Supplemental disclosure of non-cash information
Deferred compensation (termination)	$(518)	$(397)

Other assets received from sale of pre-clinical programs	$375	$—

Cash flow for acquisition of subsidiary
Acquired workforce	$1,676	$—
Other current assets acquired	297	—
Property and equipment acquired	56	—
Liabilities assumed	(75)	—
Acquisition costs incurred	(88)	—
Common stock issued	(1,924)	—

Cash received in acquisition	$(58)	$—

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.

     Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by generally accepted accounting principles) have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company’s financial position as of June 30, 2002 and December 31, 2001, the results of its operations for the three- and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001.

     The results of operations of the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, which are contained in the Company’s Annual Report on Form 10-K, and filed with the Securities and Exchange Commission. The accompanying Balance Sheet as of December 31, 2001 is derived from such audited financial statements.

     Comprehensive loss is primarily comprised of net loss and net unrealized gains or losses on available-for-sale securities. There is no material difference between the reported net loss and the comprehensive loss for all periods presented.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS 141, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the new provisions of SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of other intangible assets. The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The adoption of these statements did not have a material impact on its results of operations, financial position, or cash flows.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB’s new rules on asset impairment supersede FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides a single accounting model for long-lived assets to be disposed of. The adoption of this statement did not have a material impact on its results of operations, financial position, or cash flows.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS 146. SFAS 146 is applicable to financial statements issued for fiscal years beginning after December 31, 2002. As such, the Company has not yet adopted SFAS 146. The Company believes the adoption of this statement will not have a material impact on its results of operations, financial position, or cash flows.

Note 2. Lease Commitments

     The Company leases its facilities under operating lease agreements, which expire in October 2002, July 2004 and April 2011. At June 30, 2002 and December 31, 2001, the Company has restricted cash of $2.0 million in connection with these leases.

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

     The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Basic and diluted
Net loss	$(7,972)	$(34,314)	$(12,852)	$(53,027)

Weighted-average shares used in computing basic and diluted net loss per share	37,145	29,344	35,464	29,302

Basic and diluted net loss per	$(0.22)	$(1.17)	$(0.36)	$(1.81)

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

     The strategic restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% of the Company’s previous workforce of 127 employees. All of the terminated employees have left the Company as of December 31, 2001. During the quarter ended March 31, 2002, the Company received a refund of approximately $75,000 for workman’s compensation related to the terminated employees. No remaining severance amounts are payable as of June 30, 2002.

     The restructuring also includes the terminations of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California. The estimated costs associated with terminated collaboration agreements were increased by $166,000 in the quarter ended March 31, 2002. There was a $150,000 payment made during the quarter ended June 30, 2002 for such agreements and costs. No further expenses have been incurred during the quarter ended June 30, 2002, and there are no remaining payables at this time in connection with such agreements.

     The Company vacated three facilities in Mountain View, California comprising 142,000 square feet and continues to occupy one facility with 16,000 square feet. One of the vacated facilities has been sub-leased through June 2003, and another was taken back by the landlord, with no continuing obligation to the Company. At June 30, 2002, $1,354,000 remains in accrued restructuring charges related to the third vacated facility, representing six months of rent and expenses associated with the lease on the facility, based on the Company’s best estimate of the period for which the facility will remain vacant prior to sub-lease. The Company expects to incur the remaining restructuring obligation over the next six months.

The restructuring charges consist of the following (in thousands):

			Terminated
	Costs for		Collaboration
	Terminated	Facilities	Agreements
	Employees	Consolidations	and Other	Total

Accrued restructuring charges at December 31, 2001	$—	$2,861	$—	$2,861
Activity for the quarter ended March 31, 2002:
Cash refunds (payments)	75	(738)	(16)	(679)
Adjustment to reflect revised estimates	(75)	—	166	91

Accrued restructuring charges at March 31, 2002	—	2,123	150	2,273
Activity for the quarter ended June 30, 2002:
Cash payments	—	(769)	(150)	(919)

Accrued restructuring charges at June 30, 2002	$—	$1,354	$—	$1,354

Note 5. Financing Obligations

     In August 2001, we entered into a line of credit of $2.5 million and a term loan agreement of $7.5 million with Silicon Valley Bank (SVB). On April 29, 2002, and again on June 10, 2002, the Company modified its loan agreement with SVB dated August 20, 2001. Modifications to the agreement include: a change in the final payment of outstanding principal plus all accrued unpaid interest from August 20, 2005 to October 31, 2005; a change in a performance covenant to reflect evidence of satisfactory completion to SVB, on or prior to October 15, 2002, from the phase III clinical trial evaluating the safety and efficacy of iseganan HCl oral solution in patients receiving aggressive chemotherapy; and a change in the “revolving maturity date” for the $2.5 million line-of-credit from annual renewal in August to the earlier of (i) October 31, 2002 or (ii) the Company’s election to convert the outstanding advance into an amortizing term loan. As a part of the modification, SVB removed the performance covenant included in the April 29, 2002 agreement for the failure to receive evidence of satisfactory results from its phase III clinical trial evaluating the safety and efficacy of iseganan HCl oral solution in patients receiving radiotherapy. All other terms remain the same for both facilities.

     The interest rate for the $7.5 million term loan, which is secured by the assets of the Company and has a term of 48 months, remains prime plus 2.0%. Upon satisfactory completion of the performance covenant, the interest rate on the term loan will be reduced to SVB’s prime rate plus 1.50%. The interest rate for the $2.5 million cash-secured revolving line-of-credit is 6.25%. If the revolving line-of-credit is converted to an amortizing term loan, the interest rate will be the same as the $7.5 million term loan. The balances on the outstanding term loan and cash-secured revolving line-of-credit at June 30, 2002 were $5.9 million and $2.5 million, respectively. As part of the original agreement dated August 20, 2001, the Company pledged a restricted certificate of deposit in the amount of $2.5 million, which is recorded as a part of “Restricted cash deposits” on the balance sheet. The financial obligations with SVB include various financial covenants, including maintaining a liquidity ratio of 2:1 with regard to the term loan outstanding, a maximum quarterly loss not to exceed more than 20% of the 2002 plan amount approved by our Board of Directors and constantly maintaining no less than three months of liquidity as defined in the agreements.

Note 6. Acquisition

     In April 2002, the Company acquired Apothogen, Inc., a privately held pharmaceutical in-licensing company based in North Carolina. The Company issued 450,000 shares of its common stock in exchange for all of Apothogen’s outstanding capital stock.

     The Company allocated the purchase price based on the relative fair value of the net tangible and intangible assets acquired. The amount of the purchase price in excess of the net tangible assets acquired of $1.7 million was allocated to acquired workforce, which is being amortized over 3 years.

     Concurrent with the closing of the acquisition, Ernest Mario, Ph.D. joined the Company as Chairman and Chief Executive Officer and purchased $5.0 million of newly issued shares of our common stock in a private placement at a purchase price per share equal to the closing bid price as reported on the NASDAQ National Market on April 23, 2002.

Note 7. Stockholders’ Equity

     On February 1, 2002, the Company sold 5,900,000 shares of common stock in a private placement resulting in net proceeds of approximately $13.9 million.

     On April 23, 2002, the Company sold 1,246,883 shares of common stock in a private placement to Ernest Mario, Ph.D., for $5.0 million, concurrent with the closing of the acquisition of Apothogen, Inc.

Note 8. Sale of Pre-clinical Programs

     On May 20, 2002, the Company completed the sale of two pre-clinical anti-infective programs to Micrologix Biotech Inc., a Canadian company, for cash and 750,000 shares of Series A preferred shares of Micrologix, and recognized other income of $775,000. The Series A preferred shares are redeemable at $1 per share or convertible into common stock at the election of Micrologix upon the occurrence of certain time and achievement of milestones.

Note 9. Arbitration Settlement

     The arbitration between IntraBiotics and the contract vendor relating to a drug dispensing error in iseganan HCI oral solution phase III clinical trials was resolved amicably in January 2002. The Company received $3.6 million in the settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks, uncertainties and assumptions. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “RISKS RELATED TO OUR BUSINESS” below. The following discussion should be read in conjunction with the financial statements and notes included elsewhere herein and the Company’s 2001 audited financial statements and notes thereto included in its 2001 Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date of this document, and except as required by law, the Company assumes no obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

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

     The top-line results of our 545-patient Phase III clinical trial of iseganan HCl oral solution, to treat patients undergoing radiotherapy to prevent or reduce ulcerative oral mucositis showed no significant difference between iseganan and placebo in the primary or secondary end-points. Enrollment of patients in a separate phase III trial for patients undergoing aggressive chemotherapy has been completed and we expect to announce results of that trial no later than the fourth quarter of 2002.

     We have also completed two earlier stage trials for other indications of iseganan HCl to prevent pneumonia in patients requiring breathing assistance from a mechanical ventilator and to treat respiratory infections in patients with cystic fibrosis. The data from each of these trials support the advancement to the next stage of human clinical testing for each of these two products.

     Since commencing operations in 1994, we have not generated any revenue from product sales, and we have funded our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock in March 2000. During the quarter ended March 31, 2002, we completed a private placement of 5.9 million shares of common stock resulting in net proceeds of $13.9 million, and during the most recent quarter ended June 30, 2002, we completed a private placement of 1.2 million shares of common stock to Ernest Mario, Ph.D. resulting in proceeds of $5.0 million. In addition, the Company completed the sale of two pre-clinical anti-infective programs to Micrologix Biotech Inc., a Canadian company, for cash and 750,000 shares of Series A preferred shares of Micrologix, and recognized other income of $775,000. We have incurred a loss in each year since inception, and we expect to incur substantial losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. As of June 30, 2002, the Company’s accumulated deficit was approximately $178.7 million. We will need to raise additional funds in the future to continue our operations.

     In April 2002, the Company acquired Apothogen, Inc. for 450,000 shares of its common stock. Concurrently with the closing of the acquisition, Ernest Mario, Ph.D. joined the Company as Chairman and Chief Executive Officer.

RESULTS OF OPERATIONS
Three- and six-month periods ended June 30, 2002 and 2001
Operating Expenses

Research and Development

     Research and development expenses consist of costs related to our current phase III clinical trials for iseganan HCl oral solution. Research and development expenses decreased to $6.4 million in the three-month period ended June 30, 2002 from $10.0 million for the same period in 2001. Research and development expenses in the six-month period ended June 30, 2002 decreased to $13.5 million from $25.5 million for the same period in 2001. The decreases are primarily a result of our May 2001 restructuring, which reduced both headcount and the number of projects the Company has ongoing. Research and development costs for the quarter ended June 30, 2002 were related to the iseganan HCl for the prevention of oral mucositis program, and include costs for salaries of research and development personnel, contractor and clinical trial site fees, building and equipment costs, supplies, administrative expenses and allocations of corporate costs. During the quarter ended June 30, 2002, approximately 74% of research and development expenses were for various contractor, consultant and clinical trial site fees. Included in research and development are non-cash stock compensation charges of $314,000 and $388,000 for the three-month periods ended June 30, 2002, and 2001, respectively, and $595,000 and $764,000 for the six-month periods ended June 30, 2002 and 2001, respectively.

Arbitration Settlement

     The arbitration between us and the contract vendor relating to a drug dispensing error in iseganan HCI oral solution phase III clinical trials was resolved amicably in January 2002. We received $3.6 million in the settlement during the quarter ended March 31, 2002.

General and Administrative

     General and administrative expenses decreased to $2.4 million in the three-month period ended June 30, 2002 from $2.8 million for the same period in 2001. General and administrative expenses in the six-month period ended June 30, 2002 decreased to $3.9 million from $6.9 million for the same period in 2001. The decreases are primarily as a result of our restructuring in 2001, which were partially offset by the addition of a sales and marketing leadership team in April 2002. These general and administrative costs include salaries for administrative personnel, outside contractors, legal fees, accounting fees, building and equipment costs, supplies and general administrative expenses. Included in general and administrative expenses are non-cash stock compensation charges of $349,000 and $283,000 for the three-month periods ended June 30, 2002 and 2001, respectively, and $696,000 and $556,000 for the six-month periods ended June 30, 2002 and 2001, respectively.

Deferred Compensation

     We expensed $199,000 and $687,000 of deferred compensation during the three-month and six-month periods ended June 30, 2002, compared to $671,000 and $1.3 million for the same periods in 2001. The decrease in deferred compensation expense was due to the cancellation of options for terminated employees. These amounts were expensed to research and development and to general and administrative expense based on the deferred compensation liability attributed to each department.

     The research and development deferred compensation expense in the three-month period ended June 30, 2002 decreased to $96,000 from $388,000 for the same period in 2001. For the six-month periods ended June 30, 2002 and 2001, the deferred compensation attributed to research and development was $377,000 and $764,000, respectively. The general and administrative deferred compensation expense in the three-month period ended June 30, 2002 decreased to $103,000 from $283,000 for the same period in 2001. For the six-month periods ended June 30, 2002 and 2001, the deferred compensation expense attributed to general and administrative was $310,000 and $556,000, respectively. Deferred compensation represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options.

Restructuring and Other Charges

     On May 31, 2001, we implemented a restructuring plan intended to conserve capital and help direct financial and human resources to the development of our lead product, iseganan HCl oral solution for the reduction in incidence and severity of oral mucositis in cancer patients. We recorded restructuring charges of approximately $10.1 million and asset write down charges of approximately $11.8 million, for a total of approximately $21.9 million in charges associated with our restructuring plan in the second quarter of 2001. The $10.1 million restructuring charge was for costs incurred in work force reduction, the termination of collaboration agreements and facilities consolidation.

     The strategic restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% of our previous workforce of 127 employees. All of the terminated employees have left the Company as of December 31, 2001. During the quarter ended March 31, 2002, we received a refund of approximately $75,000 for workman’s compensation related to the terminated employees. No remaining severance amounts are payable as of June 30, 2002.

     The restructuring also includes the terminations of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California. The estimated costs associated with terminated collaboration agreements were increased by $166,000 in the quarter ended March 31, 2002. At March 31, 2002, there was $150,000 remaining payable for such agreements and costs. This payment was made during the quarter ended June 30, 2002. No further expenses have been incurred during the quarter ended June 30, 2002, and there are no remaining payables at this time in connection with such agreements.

     We vacated three facilities in Mountain View, California comprising 142,000 square feet and continue to occupy one facility with 16,000 square feet. One of the vacated facilities has been sub-leased through June 2003, and another was taken back by the landlord, with no continuing obligation to us. At June 30, 2002, $1,354,000 remains in accrued restructuring charges related to the third vacated facility, representing six months of rent and expenses associated with the lease on the facility, based on our best estimate of the period for which the facility will remain vacant prior to sub-lease. We expect to incur the remaining restructuring obligation over the next six months.

Interest Income and Expense

     Interest income decreased to $215,000 in the three-month period ended June 30, 2002 from $770,000 for the same period in 2001. Interest income for the six-month period ended June 30, 2002 decreased to $480,000 from $2.0 million for the same period in 2001. The decrease in interest income resulted from the decrease in average cash and investment balances primarily due to the costs of funding our phase III trials as well as lower interest rates relative to the comparable prior period. Interest expense decreased to $113,000 for the three-month period ended June 30, 2002 from $295,000 for the same period in 2001. Interest expense for the six-month period ended June 30, 2002 decreased to $266,000 from $603,000 for the same period in 2001. The decrease in the three- and six-month periods of 2002 was attributed to a reduction of outstanding loan balances and a lower interest rate on our remaining debt as compared to 2001.

Other Income

     Other income primarily reflects the sale of two pre-clinical anti-infective programs to Micrologix Biotech Inc. for $400,000 cash and 750,000 shares of Series A preferred shares of Micrologix.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had cash and cash equivalents of $43.1 million, including restricted cash deposits of approximately $2.0 million in connection with standby letters of credit for leased facilities, $3.0 million for guarantees of product supplies and $2.5 million supporting our line of credit, as well as approximately $8.4 million of debt to Silicon Valley Bank. We regularly invest excess funds in short-term money market funds.

     Concurrent with our acquisition of Apothogen on April 23, 2002, we completed a private placement of 1.2 million shares of common stock to Ernest Mario, Ph.D., resulting in net proceeds of $5.0 million. On February 1, 2002, we sold 5.9 million shares of common stock in a private placement resulting in net cash proceeds of approximately $13.9 million. In January 2002, we also received $3.6 million in settlement of our arbitration with a contract vendor relating to a drug dispensing error in our phase III clinical trials.

     Net cash used in operating activities for the six-month periods ended June 30, 2002 and 2001 was $11.4 million and $30.7 million, respectively. Our cash used by operating activities consisted primarily of our loss from operations, excluding non-cash expenses, which in 2001, included a write off of fixed asset and accrued liabilities associated with our restructuring plan.

     Net cash provided by investing activities for the six-month periods ended June 30, 2002 and 2001 was $458,000 and $20.0 million, respectively. Investing activities for the period ended June 30, 2002 included proceeds received from the sale of two pre-clinical programs and cash received in the acquisition of Apothogen, Inc. Cash provided by investing activities in the six-month period ended June 30, 2001 was due primarily to the maturities of short-term investments of $28.6 million, partially offset by capital expenditures of $3.6 million for equipment, and the purchase of short-term investments of $5.0 million.

     Net cash provided by (used in) financing activities for the six-month periods ended June 30, 2002 and 2001 was $18.5 million and $(543,000), respectively. Cash provided by financing activities for the six-month period ended June 30, 2002 was from net proceeds of $13.9 million in a private placement of 5.9 million shares of common stock, $5.0 million from a private placement of approximately 1.2 million shares of common stock to Ernest Mario, Ph.D., and from the issuance of common stock through the exercise of stock options, partially offset by $937,000 in payments on financing obligations. Cash used by financing activities for the six-month period ended June 30, 2001, was as a result of $1.2 million in proceeds from financing obligations and $120,000 from the issuance of common stock, partially offset by $1.9 million of payments on financing obligations.

     In August 2001, we entered into a line of credit of $2.5 million and a term loan agreement of $7.5 million with Silicon Valley Bank (SVB). On April 29, 2002, and again on June 10, 2002, we modified our loan agreement with SVB dated August 20, 2001. Modifications to the agreement include: a change in the final payment of outstanding principal plus all accrued unpaid interest from August 20, 2005 to October 31, 2005; a change in a performance covenant to reflect evidence of satisfactory completion to SVB, on or prior to October 15, 2002, from the phase III clinical trial evaluating the safety and efficacy of iseganan HCl oral solution in patients receiving aggressive chemotherapy; and a change in the “revolving maturity date” for the $2.5 million line-of-credit from annual renewal in August to the earlier of (i) October 31, 2002 or (ii) our election to convert the outstanding advance into an amortizing term loan. As a part of the modification, SVB removed the performance covenant included in the April 29, 2002 agreement for the failure to receive evidence of satisfactory results from its phase III clinical trial evaluating the safety and efficacy of iseganan HCl oral solution in patients receiving radiotherapy. All other terms remain the same for both facilities.

     The interest rate for the $7.5 million term loan, which is secured by our assets and has a term of 48 months, remains prime plus 2.0%. Upon satisfactory completion of the performance covenant, the interest rate on the term loan will be reduced to SVB’s prime rate plus 1.50%. The interest rate for the $2.5 million cash-secured revolving line-of-credit is 6.25%. If the revolving line-of-credit is converted to an amortizing term loan, the interest rate will be the same as the $7.5 million term loan. The balances on the outstanding term loan and cash-secured revolving line-of-credit at June 30, 2002 were $5.9 million and $2.5 million, respectively. As part of the original agreement dated August 20, 2001, we pledged a restricted certificate of deposit in the amount of $2.5 million, which is recorded as a part of “Restricted cash deposits” on the balance sheet. These financial obligations with SVB include various financial covenants, including maintaining a liquidity ration of 2:1 with regard to the term loan outstanding, a maximum quarterly loss not to exceed more than 20% of the 2002 plan amount approved by our Board of Directors and constantly maintaining no less than three months of liquidity as defined in the agreements.

     We lease our facilities under operating lease agreements, which expire in October 2002, July 2004 and April 2011.

     We expect to continue to incur substantial operating losses. We believe that existing capital resources and interest income will be sufficient to fund our operations for at least the next twelve months. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.

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

     We have never generated revenue from product sales and have incurred significant net losses in each year since inception. We incurred net losses of $23.1 million in 1999, $45.6 million in 2000, $67.4 million in 2001 and $12.9 million in the six-month period ended June 30, 2002. As of June 30, 2002, our accumulated deficit was approximately $178.7 million. We expect to continue to incur substantial additional losses for the foreseeable future primarily as a result of increases in clinical trial costs, and we may never become profitable. In addition, we expect to incur further costs to commercialize iseganan HCl oral solution. To date, we have financed our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements, our initial public offering of common stock in March 2000 and private placements of common stock during the quarters ended March 31, 2002 and June 30, 2002. We will receive product revenues only if we complete clinical trials with respect to one or more products, receive regulatory approvals and successfully commercialize such products.

We may be forced to raise capital sooner than currently anticipated and if we fail to obtain the capital necessary to fund our operations; we will be unable to develop our drug candidates and may have to cease operations.

     We believe that our cash balances and cash equivalents net of restricted cash of approximately $35.6 million, at June 30, 2002, will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, we have based this estimate on assumptions that may prove to be wrong. For the years ended December 31, 1999, 2000 and 2001, net cash used for operating activities was $25.1 million, $50.4 million, and $53.6 million, respectively and in the six-month period ended June 30, 2002, net cash used for operating activities was $11.4 million. In May 2001, we implemented a restructuring plan in order to conserve our cash reserves. Our future liquidity and capital requirements will depend on many factors, including the timing, delay, cost, extent and results of clinical trials, payments associated with manufacturing scale-up, the costs and timing of regulatory approvals, the costs of establishing sales, marketing and distribution capabilities and costs associated with researching drug candidates, securing in-licensing opportunities and conducting pre-clinical research.

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

     Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through pre-clinical research and clinical trials that our drug candidates are safe and effective for use in humans. If we are unable to demonstrate the safety and efficacy of iseganan HCl oral solution in phase III clinical trials, we may be unable to obtain regulatory approval from the FDA or to commercialize the drug candidate, and we will be unable to generate product revenue from that candidate for that indication. Clinical trials are expensive and time-consuming to conduct, and the timing and outcome of these trials is uncertain. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in May 2002, we announced that our clinical trial of iseganan HCl oral solution to treat patients undergoing radiotherapy to prevent or reduce oral mucositis had failed to demonstrate any difference between iseganan and placebo in the primary or secondary end-points. We believe that iseganan does not provide clinical benefit for these patients.

     In addition, if we have delays in clinical trials or the FDA approval process, or if we need to perform more or larger clinical trials, our product development costs will increase and our ability to generate product revenue will be delayed. For example, in January 2001, we discovered that a contract vendor dispensed placebo and active drug in error to approximately one-third of the patients in our phase III clinical trail for iseganan HCl oral solution. As a result, we are conducting an additional phase III clinical trial, which has delayed our FDA approval process.

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

We have only one late stage product candidate, and if it proves unsuccessful in clinical trials, we will be forced to acquire or license additional products.

     We have only one late stage lead product, iseganan HCl, which failed in the Phase III trials conducted on patients with head and neck cancer receiving radiotherapy. Our strategy is to develop and commercialize pharmaceutical products. As such, we are dependant on a positive result in the clinical trials of our lead product, or must acquire or license additional products.

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

     The regulatory review and approval process is lengthy, expensive and uncertain. Extensive pre-clinical and clinical data and supporting information must be submitted to the FDA for each indication to establish safety and effectiveness in order to secure FDA approval. We have limited experience in obtaining such approvals, and cannot be certain when, if ever, we will receive these regulatory approvals.

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

     There are several drugs commercially available or under development that might compete with iseganan HCl oral solution. There is one approved device, RadiaCare™ Oral Wound Rinse and several drugs in early stage clinical trials for prevention or treatment of oral mucositis. These include one antimicrobial agent, triclosan, and two growth factors, keratinocyte growth factor and keratinocyte growth factor-2. GM-CSF is also under development in radiotherapy-induced oral mucositis. The companies sponsoring these trials have successfully commercialized products in the past. In addition, there may be products under development of which we are unaware for the prevention or the treatment of oral mucositis.

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

     We do not currently have marketing, sales or distribution capabilities, other than a sales and marketing leadership team. Initially we intend to establish a direct marketing and sales force in the U.S. and Canada. We intend to enter into arrangements with third parties to market and sell most of our products outside of the U.S. and Canada. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, we would be unable to commercialize these drug products. We must develop a marketing and sales force with technical expertise and distribution capabilities to market any of our products directly. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will be lower than if we marketed the products directly.

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

     Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 35% of our outstanding common stock. These stockholders, if acting together, may be able to significantly influence any matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations at the same time maximizing the income we receive from our investments without significantly increasing risk. We currently have all of our funds in bank accounts and a money market fund, which are sensitive to minimal market risk. Due to the short-term nature of this investment, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our investment as of June 30, 2002 and the fiscal year ended December 31, 2001. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 24, 2002, we issued 450,000 shares of the Company’s common stock in connection with the acquisition of Apothogen, Inc. We issued the shares of common stock in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. The registration statement on Form S-3 (No. 333-89840) that was filed pursuant to the Securities Act of 1933, as amended, with the Securities and Exchange Commission related to the resale of the securities and was declared effective on June 17, 2002.

     On April 23, 2002, we sold 1,246,883 shares of newly issued shares of our common stock in a private placement at a purchase price of $4.01 per share to Ernst Mario Ph.D., Chairman and Chief Executive Officer of the Company, with net cash proceeds of $5.0 million to be used for working capital and other general corporate purposes. We issued the shares of common stock in reliance upon an exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

     The Company’s registration statement on Form S-1 (No. 333-95461) filed pursuant to the Securities Act of 1933, as amended, was declared effective on March 27, 2000. The Company incurred related offering costs of approximately $9.2 million during the year ended December 31, 2000, of which $7.9 million represented underwriting discounts and commissions. All initial public offering costs were direct or indirect payments to others. The net offering proceeds to the Company after all expenses were approximately $103.3 million, and the balance of these proceeds is being used to fund clinical trials, the development and scale up of manufacturing processes by our contract manufacturers, research and development activities and other general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Stockholders was held on June 5, 2002. As a result of the resignation of Jane E. Shaw Ph.D. as a director of the Company on April 23, 2002, the Chairman and Chief Executive Officer of the Company announced at the meeting that she would not stand for election as a director as described in the proxy statement. Of the 35,912,645 shares outstanding and eligible to vote as of the record date, 22,577,533 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:(1) To elect the following two directors to hold office until the 2005 Annual Meeting of Stockholders:

Name	For	Withheld

Kathleen D. LaPorte	22,528,054	49,479
Gary A. Lyons	22,554,820	22,713

(2)	To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 to 70,000,000 shares.

Votes for:	22,353,357
Votes against:	209,042
Votes abstaining	15,134

(3)	To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2002:

Votes for:	22,567,623
Votes against:	3,578
Votes abstaining	6,332

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference from the indicated exhibit to the Company’s Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as amended.

3.2	Bylaws, incorporated by reference from the indicated exhibit to the Company’s Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as amended.

10. 31	Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated April 29, 2002.
10.32	Notice of Grant of Stock Options and Option Agreement by and between the Company and Ernest Mario, Ph.D., dated June 5, 2002, as amended.
10.33	Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated June 10, 2002.
10.34	Notice of Grant of Stock Options and Option Agreement by and between the Company and Kathleen D. LaPorte, dated June 17, 2002, as amended.
99.1	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company, as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated August 14, 2002.

(b)	Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on April 26, 2002 reporting under Item 5 that it had acquired Apothogen, Inc. for 450,000 shares of the Company’s common stock pursuant to an Agreement and Plan of Merger and Reorganization, dated as of April 23, 2002, among the Company, APN Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, Apothogen and the stockholders of Apothogen. Concurrently with the closing of the transaction, Ernest Mario, Ph.D. joined the Company as Chairman and Chief Executive Officer and purchased newly issued shares of the Company’s common stock at a purchase price per share equal to the closing bid price as reported on the Nasdaq National Market on April 23, 2002 in a private placement transaction with proceeds to the Company of $5.0 million.

     The Company filed a Current Report on Form 8-K on May 6, 2002 announcing under Item 5 top-line results of its 545-patient Phase III clinical trial of lead product, iseganan hydrochloride (HCl) oral solution, to treat patients undergoing radiotherapy to prevent or reduce ulcerative oral mucositis (UOM), a debilitating side effect of cancer therapy. The trial showed no difference between iseganan and placebo in the primary or secondary end-points. The group of patients who received iseganan and the group of patients who received placebo did better than the group of patients who received only standard of care.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IntraBiotics Pharmaceuticals, Inc.
/s/ Ernest Mario, Ph.D.

August 14, 2002	Ernest Mario, Ph.D. Chairman and Chief Executive Officer
/s/ Eric H. Bjerkholt

August 14, 2002	Eric H. Bjerkholt Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference from the indicated exhibit to the Company’s Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as amended.

3.2	Bylaws, incorporated by reference from the indicated exhibit to the Company’s Registration Statement on Form S-1 (No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as amended.

10. 31	Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated April 29, 2002.
10.32	Notice of Grant of Stock Options and Option Agreement by and between the Company and Ernest Mario, Ph.D., dated June 5, 2002 as amended.
10.33	Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated June 10, 2002.
10.34	Notice of Grant of Stock Options and Option Agreement by and between the Company and Kathy D. LaPorte, dated June 17, 2002, as amended.
99.1	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company, as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated August 14, 2002.