Form 10-Q
period 2002-09-30
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2002-11-14
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2002

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 0-29993

INTRABIOTICS PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3200380 (I.R.S. Employer Identification Number)

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

Yes ☒       No☐

There were 37,784,886 shares of the Company’s Common Stock, par value $.001, outstanding as of November 5, 2002.

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES.
PART II OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
Index to Exhibits
EXHIBIT 10.2
EXHIBIT 10.4
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 99.1

INTRABIOTICS PHARMACEUTICALS, INC.

FORM 10-Q
QUARTER ENDED September 30, 2002

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

INTRABIOTICS PHARMACEUTICALS, INC.
BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$27,803	$27,982
Restricted cash deposits	7,488	7,488
Other current assets, primarily prepayments and deposits	4,084	5,412

Total current assets	39,375	40,882
Property and equipment, net	1,038	1,540
Other assets	218	43
Acquired workforce	1,460	—

Total assets	$42,091	$42,465

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$381	$339
Accrued clinical costs	1,441	1,663
Accrued employee liabilities	279	579
Accrued restructuring charges	5,720	2,861
Deferred rent	821	618
Other accrued liabilities	528	818
Current financing obligations	4,375	4,375

Total current liabilities	13,545	11,253
Long-term financing obligations	3,594	5,000
Stockholders’ equity:
Common stock	38	30
Additional paid-in capital	217,506	196,575
Deferred stock compensation	(2,653)	(4,577)
Accumulated deficit	(189,939)	(165,816)

Total stockholders’ equity	24,952	26,212

Total liabilities and stockholders’ equity	$42,091	$42,465

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Operating expenses:
Research and development	$3,955	$6,501	$17,407	$32,382
Arbitration settlement	—	—	(3,600)	—
General and administrative	2,388	580	6,295	7,164
Restructuring and other charges	5,140	—	5,231	21,956

Total operating expenses	11,483	7,081	25,333	61,502

Operating loss	(11,483)	(7,081)	(25,333)	(61,502)

Interest income	143	531	623	2,528
Interest expense	(131)	(351)	(397)	(954)
Other income	200	—	984	—

Net loss	$(11,271)	$(6,901)	$(24,123)	$(59,928)

Basic and diluted net loss per share	$(0.30)	$(0.23)	$(0.67)	$(2.04)

Shares used to compute basic and diluted net loss per share	37,719	29,431	36,215	29,345

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	PERIOD ENDED SEPTEMBER 30,

	2002	2001

Operating activities
Net loss	$(24,123)	$(59,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	848	1,857
Depreciation and amortization	575	1,446
Acquired workforce amortization	234	—
Write down of fixed assets	—	11,835
Fair value of warrants issued	—	560
Stock compensation expense	619	—
Gain on sale of product pre-clinical program	(975)	—
Change in assets and liabilities
Other current assets	2,025	4,294
Accounts payable	(33)	(1,182)
Accrued clinical costs	(222)	(2,223)
Accrued employee liabilities	(300)	(73)
Accrued restructuring charges	2,859	2,637
Deposits on sale of assets	—	951
Deferred rent	203	747
Other accrued liabilities	(396)	(108)

Net cash used in operating activities	(18,686)	(39,187)
Investing activities
Capital expenditures	(17)	(3,612)
Proceeds from sale of pre-clinical program	400	—
Purchase of short term investments	—	(6,296)
Maturities of short-term investments	—	38,220
Cash received in acquisition of subsidiary	58	—

Net cash provided by investing activities	441	28,312
Financing activities
Proceeds from issuance of common stock net of issuance cost	19,472	194
Proceeds from financing obligations	—	11,209
Payments on financing obligations	(1,406)	(13,303)

Net cash provided by (used in) financing activities	18,066	(1,900)

Net decrease in cash and cash equivalents	(179)	(12,775)
Cash and cash equivalents at beginning of period	27,982	38,983

Cash and cash equivalents at end of period	$27,803	$26,208

Supplemental disclosure of cash flow information
Interest paid	$397	$954

Supplemental disclosure of non-cash information
Deferred compensation (termination)	$(1,076)	$(2,092)

Other assets received from sale of pre-clinical programs	$575	$—

Cash flow for acquisition of subsidiary
Acquired workforce	$1,694	$—
Other current assets acquired	297	—
Property and equipment acquired	56	—
Liabilities assumed	(75)	—
Acquisition costs incurred	(106)	—
Common stock issued	(1,924)	—

Cash received in acquisition	$(58)	$—

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by the IntraBiotics Pharmaceuticals, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.

     Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by generally accepted accounting principles) have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company’s financial position as of September 30, 2002 and December 31, 2001, the results of its operations for the three- and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine-month periods ended September 30, 2002 and 2001.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS 141, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the new provisions of SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of other intangible assets. The provisions of SFAS 141 and SFAS 142 are effective for the Company’s year ending December 31, 2002. The adoption of these statements did not have a material impact on its results of operations, financial position, or cash flows.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB’s new rules on asset impairment supersede FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides a single accounting model for long-lived assets to be disposed of. The adoption of this statement did not have a material impact on the Company’s results of operations, financial position, or cash flows.

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

Note 2. Lease Commitments

     The Company leases its facilities under operating lease agreements, which expire in October 2002, July 2004 and April 2011. At September 30, 2002 and December 31, 2001, the Company had restricted cash of $2.0 million in connection with these leases. Subsequent to September 30, 2002, the Company entered into agreements to cancel the lease scheduled to expire in April 2011 and one of the two leases scheduled to expire in July 2004.

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

     The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Basic and diluted
Net loss	$(11,271)	$(6,901)	$(24,123)	$(59,928)

Weighted-average shares used in computing basic and diluted net loss per share	37,719	29,431	36,215	29,345

Basic and diluted net loss per share	$(0.30)	$(0.23)	$(0.67)	$(2.04)

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

     The strategic restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% of the Company’s previous workforce of 127 employees. All of the terminated employees have left the Company as of December 31, 2001. During the quarter ended March 31, 2002, the Company received a refund of approximately $75,000 for workman’s compensation related to the terminated employees. No remaining severance amounts are payable as of September 30, 2002.

     The restructuring also includes the terminations of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California. The estimated costs associated with terminated collaboration agreements were increased by $166,000 in the quarter ended March 31, 2002. There was a $150,000 payment made during the quarter ended June 30, 2002 for such agreements and costs. No further expenses have been incurred during the quarter ended September 30, 2002, and there are no remaining payables at this time in connection with such agreements.

     The Company vacated three facilities in Mountain View, California comprising 142,000 square feet and continues to occupy one facility with 16,000 square feet. One of the vacated facilities has been sub-leased through the end of 2002, and the landlord took another back with no continuing obligation to the

Company. The third building contains approximately 66,000 square feet of space and was scheduled to expire in April 2011. In the quarter ended September 30, 2002, the Company accrued an additional $5.1 million to cover estimated expenses associated with a tentative settlement, which would release the Company’s obligation on the lease of this facility. The tentative settlement consists of rental payments through December 31, 2002, assignment of $1.6 million under letters of credit held by the landlord as a security deposit on the building, which is included in restricted cash as of September 30, 2002, a one-time payment of $3.3 million, 1.25 million shares of the Company’s common stock and payment of certain consultant fees.

The restructuring charges consist of the following (in thousands):

			Terminated
	Costs for		Collaboration
	Terminated	Facilities	Agreements
	Employees	Consolidations	and Other	Total

Accrued restructuring charges at December 31, 2001	$—	$2,861	$—	$2,861
Activity for the quarter ended March 31, 2002:
Cash refunds (payments)	75	(738)	(16)	(679)
Adjustment to reflect revised estimates	(75)	—	166	91

Accrued restructuring charges at March 31, 2002	—	2,123	150	2,273
Activity for the quarter ended June 30, 2002:
Cash payments	—	(769)	(150)	(919)

Accrued restructuring charges at June 30, 2002	—	1,354	—	1,354
Activity for the quarter ended September 30, 2002:
Cash payments	—	(774)	—	(774)
Adjustment to reflect revised estimates	—	5,140	—	5,140

Accrued restructuring charges at September 30, 2002	$—	$5,720	$—	$5,720

Note 5. Financing Obligations

     In August 2001, the Company entered into a line of credit of $2.5 million and a term loan agreement of $7.5 million with Silicon Valley Bank (“SVB”), as modified on April 29, 2002 and June 10, 2002. The interest rate for the $7.5 million term loan, which is secured by the assets of the Company and has a term of 48 months, was prime plus 2.0%. The interest rate for the $2.5 million cash-secured revolving line-of-credit was 6.25%. The balances on the outstanding term loan and cash-secured revolving line-of-credit at September 30, 2002 were $5.5 million and $2.5 million, respectively. As part of the original agreement dated August 20, 2001, the Company pledged a restricted certificate of deposit in the amount of $2.5 million, which is recorded as a part of “Restricted cash deposits” on the balance sheet. The $2.5 million line of credit and the remaining $5.5 million balance of the $7.5 million term loan were repaid on October 10, 2002, subsequent to the quarter end at which time the $2.5 million restricted certificate of deposit was released from the “Restricted cash deposits” line on the balance sheet.

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

     On April 23, 2002, the Company sold 1,246,883 shares of common stock in a private placement to Ernest Mario Ph.D., for $5.0 million, concurrent with the closing of the acquisition of Apothogen, Inc.

Note 8. Sale of Pre-clinical Programs

     On May 20, 2002, the Company completed the sale of two pre-clinical anti-infective programs to Micrologix Biotech Inc., a Canadian company, for cash and 750,000 shares of Series A preferred shares of Micrologix, and recognized other income of $775,000. The Series A preferred shares are redeemable at $1 per share or convertible into common stock at the election of Micrologix upon the occurrence of certain time and achievement milestones. During the quarter ended September 30, 2002, $200,000 of other income was recognized in connection with the redemption of 400,000 shares of Series A preferred shares of Micrologix, which was triggered by a milestone set forth in the sales agreement with Micrologix.

Note 9. Arbitration Settlement

     The arbitration between IntraBiotics and the contract vendor relating to a drug dispensing error in iseganan HCI oral solution phase III clinical trials was resolved amicably in January 2002. The Company received $3.6 million in the settlement.

Note 10. Related Party Transaction

     The Company leases its office space in North Carolina from Pharmaceutical Product Development, Inc. (“PPD”). Ernest Mario, Ph.D. the Company’s Chief Executive Officer, is a director of PPD. For the three and nine—months ended September 30, 2002, rentals under the lease, including triple-net expenses, totaled $11,000 and $19,000 respectively. Remaining rental commitments at September 30, 2002 totaled approximately $3,700.

     In addition, PPD provides consulting and administrative services to the Company. In the three and nine-months ended September 30, 2002, the Company paid $31,000 and $61,000 respectively for these services.

Note 11. Subsequent Events

     On October 10, 2002, the Company repaid to SVB, the $2.5 million line of credit and the remaining $5.5 million balance of the $7.5 million term loan at which time the $2.5 million restricted certificate of deposit was released from the “Restricted cash deposits” line on the balance sheet.

     On October 14, 2002, the Company announced a restructuring plan, which included a reduction in force. The goal of the restructuring is to reduce expenses from approximately $7.5 million per quarter to approximately $1.0 million per quarter. The restructuring plan is expected to be completed by year-end and will include a reduction of approximately 26 positions, or 70% of the Company’s workforce. In addition, the Company will seek to eliminate some current contracts, which it believes will not be necessary for future operations, and will evaluate potential impairments of assets in conjunction with the Company’s evaluation of its current business model and finalization of its business strategy and restructuring plan during the quarter ending December 31, 2002.

     In November 2002, the Company reached a tentative agreement with the landlord of the leased property at 2011 Steirlin Court to terminate the lease effective January 1, 2003. The lease on this approximately 66,000 square foot building was scheduled to expire in April 2011. In the quarter ended September 30, 2002, we accrued an additional $5.1 million to cover estimated expenses associated with this settlement. The tentative settlement consists of rental payments through December 31, 2002, assignment of $1.6 million under letters of credit held by the landlord as a deposit on the building, which is included in restricted cash as of September 30, 2002, a one time payment of $3.3 million, 1.25 million shares of the Company’s common stock and payment of certain consultant fees. The total estimated costs of $5.7 million associated with this agreement have been recorded in the current reserve for restructuring on the balance sheet.

     Also in November 2002, the Company reached a tentative agreement with the owner of the leased property at 1255 Terra Bella Avenue to terminate the lease. The cost of early termination will be the loss of the security deposit of approximately $216,000. The lease on this approximately 18,000 square foot building expires in July 2004.

     Also in November 2002, the Company reached a tentative agreement with Polypeptide Laboratories A/S, a corporation incorporated under the laws of Denmark, and Polypeptide Laboratories AB, a corporation incorporated under the laws of Sweden (collectively, “Polypeptide”) to terminate their business relationship with respect to the manufacture of iseganan HCl. Under the terms of the initial agreements with Polypeptide, the Company had ordered 35 kg of iseganan HCl, in the form of five, seven kg lots (lots H, I, J, K, and L). Lots H and I are non-cancelable, while lots J, K and L are cancelable with the Company being responsible for costs based on percentage of completion. The Company has prepaid $1.9 million in conjunction with the original agreement to manufacture (supply) drug substance, which is included in “other current assets” on the balance sheet as of September 30, 2002. Delivery of lots H and I is expected during the three-months ending December 31, 2002 and March 31, 2003, respectively. Under the tentative termination agreement, the Company will pay Polypeptide $5.0 million upon signing the termination agreement, $250,000 upon delivery and acceptance of lot H, and $250,000 upon delivery and acceptance of lot I. The companies have also agreed to cancel the development and supply agreements which include lots J, K and L of drug substance. In addition, the Company has agreed to have the drug substance stored at Polypeptide at a cost of $50,000 per year for five years. The total estimated payments associated with this tentative termination agreement are approximately $5.75 million.

     On November 12, 2002, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement during the 90 calendar days ending February 10, 2003, our common stock may be subject to delisting from the Nasdaq National Market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “RISKS RELATED TO OUR BUSINESS” below. The following discussion should be read in conjunction with the financial statements and notes included elsewhere herein and our 2001 audited financial statements and notes thereto included in our 2001 Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date of this document, and except as required by law, we assume no obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

Overview

     IntraBiotics Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing and commercializing high-value anti-infectives and oncology therapeutics.

     The top-line results of our 545-patient Phase III clinical trial of iseganan HCl oral solution to treat patients undergoing radiotherapy to prevent or reduce ulcerative oral mucositis showed no significant difference between iseganan and placebo in the primary or secondary end-points. The top-line results of our 509-patient Phase III clinical trial of iseganan HCl oral solution to treat patients undergoing aggressive chemotherapy to prevent or reduce ulcerative oral mucositis showed no significant difference between iseganan and placebo in the primary end-point. We are not pursuing further development of iseganan HCl to treat oral mucositis.

     We have also completed two earlier stage trials for other indications of iseganan HCl to prevent pneumonia in patients requiring breathing assistance from a mechanical ventilator and to treat respiratory infections in patients with cystic fibrosis. The data from each of these trials support the advancement to the next stage of human clinical testing for each of these two indications. We may pursue development of iseganan for these indications, however, we do not currently have any clinical trials ongoing, and we do not plan to conduct any clinical trials in the immediate future. We are currently evaluating our strategic alternatives, including a sale or merger of the company or the acquisition or license of additional products or product candidates.

     Since commencing operations in 1994, we have not generated any revenue from product sales, and we have funded our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock in March 2000. During the quarter ended March 31, 2002, we completed a private placement of 5.9 million shares of common stock resulting in net proceeds of $13.9 million, and during the quarter ended June 30, 2002, we completed a private placement of 1.2 million shares of common stock to Ernest Mario, Ph.D. resulting in proceeds of $5.0 million. In addition, during the quarter ended June 30, 2002, we sold two pre-clinical anti-infective programs to Micrologix Biotech Inc. for cash and 750,000 shares of Series A preferred shares of Micrologix, and recognized other income of $775,000. During the quarter ended September 30, 2002, we also recognized $200,000 of other income in connection with the redemption of 400,000 shares of Series A preferred shares of Micrologix, which was triggered by a milestone set forth in the sales agreement with Micrologix. We have incurred a loss in each year since inception, and we expect to incur substantial losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. As of September 30, 2002, our accumulated deficit was approximately $189.9 million. We will need to raise additional funds in the future to continue our operations.

     In April 2002, we acquired Apothogen, Inc. for 450,000 shares of our common stock. Concurrently with the closing of the acquisition, Ernest Mario, Ph.D. joined IntraBiotics as our Chairman and Chief Executive Officer.

     On October 14, 2002, we announced a restructuring plan, which included a reduction in force. The goal of the restructuring is to reduce expenses from approximately $7.5 million per quarter to approximately $1.0 million per quarter. The restructuring plan is expected to be completed by year-end and will include a reduction of approximately 26 positions, or 70% of our workforce. In addition, we will seek to eliminate some current contracts, which we believe will not be necessary for our future operations, and will evaluate potential impairments of assets in conjunction with the our evaluation of our current business model and finalization of our business strategy and restructuring plan during the quarter ending December 31, 2002.

RESULTS OF OPERATIONS

Three- and nine-month periods ended September 30, 2002 and 2001
Operating Expenses

Research and Development

     Research and development expenses consist of costs related to our current phase III clinical trials for iseganan HCl oral solution. Research and development expenses decreased to $4.0 million in the three-month period ended September 30, 2002 from $6.5 million for the same period in 2001. Research and development expenses in the nine-month period ended September 30, 2002 decreased to $17.4 million from $32.4 million for the same period in 2001. The decreases are primarily a result of our May 2001 restructuring, which reduced both our headcount and the number of projects we have ongoing. Research and development costs for the quarter ended September 30, 2002 were related to the iseganan HCl for the prevention of oral mucositis program, and include costs for salaries of research and development personnel, contractor and clinical trial site fees, facilities costs, supplies, administrative expenses and allocations of corporate costs. During the quarter ended September 30, 2002, approximately 74% of research and development expenses were for various contractor, consultant and clinical trial site fees. Included in research and development are non-cash stock compensation charges of $56,000 and $311,000 for the three-month periods ended September 30, 2002, and 2001, respectively, and $651,000 and $1.1 million for the nine-month periods ended September 30, 2002 and 2001, respectively.

Arbitration Settlement

     The arbitration between us and a contract vendor relating to a drug dispensing error in iseganan HCI oral solution phase III clinical trials was resolved amicably in January 2002. We received $3.6 million in the settlement during the quarter ended March 31, 2002.

General and Administrative

     General and administrative expenses increased to $2.4 million in the three-month period ended September 30, 2002 from $580,000 for the same period in 2001. General and administrative expenses in the nine-month period ended September 30, 2002 decreased to $6.3 million from $7.2 million for the same period in 2001. The increase in the most current quarter ended September 30, 2002 is primarily a result of the addition of a sales, marketing and business development team in April 2002 and an increase in facilities expense allocated to general and administrative. The decrease in the year-to-date number results from the restructuring in 2001 and is partially offset by the addition of a sales, marketing and business development team in April 2002. These general and administrative costs include salaries for administrative personnel, outside contractors, legal fees, accounting fees, facilities, supplies and general administrative expenses. Included in general and administrative expenses are non-cash stock compensation charges of $120,000 and $226,000 for the three-month periods ended September 30, 2002 and 2001, respectively, and $816,000 and $782,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.

Deferred Compensation

     We expensed $161,000 and $848,000 of deferred compensation during the three-month and nine-month periods ended September 30, 2002, compared to $537,000 and $1.9 million for the same periods in 2001. The decrease in deferred compensation expense was due to the cancellation of options for terminated employees. These amounts were expensed to research and development and to general and administrative expense based on the deferred compensation liability attributed to each department.

     The research and development deferred compensation expense in the three-month period ended September 30, 2002 decreased to $49,000 from $311,000 for the same period in 2001. For the nine-month periods ended September 30, 2002 and 2001, the deferred compensation attributed to research and development was $426,000 and $1.1 million, respectively. The general and administrative deferred compensation expense in the three-month period ended September 30, 2002 decreased to $112,000 from $226,000 for the same period in 2001. For the nine-month periods ended September 30, 2002 and 2001, the deferred compensation expense attributed to general and administrative was $422,000 and $782,000, respectively. Deferred compensation represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options.

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

     The strategic restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% of our previous workforce of 127 employees. All of the terminated employees have left IntraBiotics as of December 31, 2001. During the quarter ended March 31, 2002, we received a refund of approximately $75,000 for workman’s compensation related to the terminated employees. No remaining severance amounts are payable as of September 30, 2002 in connection with this restructuring.

     The restructuring also includes the terminations of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California. The estimated costs associated with terminated collaboration agreements were increased by $166,000 in the quarter ended March 31, 2002. At March 31, 2002, there was $150,000 remaining payable for such agreements and costs. This payment was made during the quarter ended June 30, 2002. No further expenses have been incurred during the quarter ended September 30, 2002, and there are no remaining payables at this time in connection with such agreements.

     We vacated three facilities in Mountain View, California comprising 142,000 square feet and continue to occupy one facility with 16,000 square feet. One of the vacated facilities has been sub-leased through the end of 2002, and the landlord took another back with no continuing obligation to us. The third building contains approximately 66,000 square feet of space and was scheduled to expire in April 2011. In the quarter ended September 30, 2002, we accrued an additional $5.1 million to cover estimated expenses associated with a tentative settlement, which would release us from our lease obligation on this facility. The tentative settlement consists of rental payments through December 31, 2002, assignment of $1.6 million under letters of credit held by the landlord as a deposit on the building, which is included in restricted cash as of September 30, 2002, a one time payment of $3.3 million, 1.25 million shares of the Company’s common stock and payment of certain consultant fees. The total estimated costs of $5.7 million associated with this agreement have been recorded in the current reserve for restructuring on the balance sheet.

Interest Income and Expense

     Interest income decreased to $143,000 in the three-month period ended September 30, 2002 from $531,000 for the same period in 2001. Interest income for the nine-month period ended September 30, 2002 decreased to $623,000 from $2.5 million for the same period in 2001. The decrease in interest income resulted from the decrease in average interest earning investment balances as well as lower interest rates relative to the comparable prior period. Interest expense decreased to $131,000 for the three-month period ended September 30, 2002 from $351,000 for the same period in 2001. Interest expense for the nine-month period ended September 30, 2002 decreased to $397,000 from $954,000 for the same period in 2001. The decrease in the three- and nine-month periods of 2002 was attributed to a reduction of outstanding loan balances and a lower principal balance on our remaining debt as compared to 2001.

Other Income

     Other income primarily reflects the sale of two pre-clinical anti-infective programs to Micrologix Biotech Inc. for $400,000 cash and 750,000 shares of Series A preferred shares of Micrologix. We also recognized $200,000 of other income during the quarter ended September 30, 2002 in connection with the redemption of 400,000 shares of Series A preferred shares of Micrologix, which was triggered by a milestone set forth in the sales agreement with Micrologix.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, we had cash and cash equivalents of $35.3 million, including restricted cash deposits of approximately $2.0 million in connection with standby letters of credit for leased facilities, $3.0 million for guarantees of product supplies and $2.5 million supporting our line of credit, as well as approximately $8.0 million of debt to Silicon Valley Bank (SVB). Subsequent to September 30, 2002, we paid our remaining debt of $8.0 million to SVB and thus released $2.5 million of restricted cash deposits. We regularly invest excess funds in short-term money market funds.

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

     Net cash used in operating activities for the nine-month periods ended September 30, 2002 and 2001 was $18.7 million and $39.2 million, respectively. Our cash used by operating activities consisted primarily of our loss from operations, excluding non-cash expenses, which in 2001, included a write off of fixed asset and accrued liabilities associated with our restructuring plan.

     Net cash provided by investing activities for the nine-month periods ended September 30, 2002 and 2001 was $441,000 and $28.3 million, respectively. Investing activities for the period ended September 30, 2002 included proceeds received from the sale of two pre-clinical programs and cash received in the acquisition of Apothogen, Inc. Cash provided by investing activities in the nine-month period ended September 30, 2001 was due primarily to the maturities of short-term investments of $38.2 million, partially offset by capital expenditures of $3.6 million for equipment, and the purchase of short-term investments of $6.3 million.

     Net cash provided by (used in) financing activities for the nine-month periods ended September 30, 2002 and 2001 was $18.1 million and $(1.9) million, respectively. Cash provided by financing activities for the nine-month period ended September 30, 2002 was from net proceeds of $13.9 million in a private placement of 5.9 million shares of common stock, $5.0 million from a private placement of approximately 1.2 million shares of common stock to Ernest Mario, Ph.D., and from the issuance of common stock through the exercise of stock options, partially offset by $1.4 million in payments on financing obligations. Cash used by financing activities for the nine-month period ended September 30, 2001, was as a result of $13.3 million of payments on financing obligations, partially offset by $11.2 million in proceeds from financing obligations and $194,000 from the issuance of common stock.

     In August 2001, we entered into a line of credit of $2.5 million and a term loan agreement of $7.5 million with SVB, as modified on April 29, 2002 and June 10, 2002. The interest rate for the $7.5 million term loan, which was secured by our assets and had a term of 48 months, was prime plus 2.0%. The interest rate for the $2.5 million cash-secured revolving line-of-credit was 6.25%. The balances on the outstanding term loan and cash-secured revolving line-of-credit at September 30, 2002 were $5.5 million and $2.5 million, respectively. As part of the original agreement dated August 20, 2001, we pledged a restricted certificate of deposit in the amount of $2.5 million, which is recorded as a part of “Restricted cash deposits” on the balance sheet. The $2.5 million line of credit and the remaining $5.5 million balance of the $7.5 million term loan were repaid on October 10, 2002, subsequent to the quarter end at which time the $2.5 million restricted certificate of deposit was released from the “Restricted cash deposits” line on the balance sheet.

     We lease our facilities under operating lease agreements, which expire in October 2002, July 2004 and April 2011.

The following are future contractual commitments at September 30, 2002, (in thousands):

	Payments Due by Period

Contractual commitments	Total	2002	2003	2004	Thereafter

Operating leases	$29,724	$950	$3,889	$3,571	$21,314
CRO based on current contract	973	973	—	—	—
Drug Substance	9,575	1,883	2,367	2,125	3,200
Term loan	5,469	469	1,875	1,875	1,250
Line of credit	2,500	2,500	—	—	—
Consulting payments	330	82	248	—	—

Total contractual commitments	$48,571	$6,857	$8,379	$7,571	$25,764

     Minimum operating lease payments have not been reduced by minimum sublease rental income of $408,000 due in the future under non-cancelable subleases.

     The ongoing consulting payments relate to a former officer of IntraBiotics who departed in November 2001.

     Subsequent to September 30, 2002, we have repaid to SVB the $2.5 million line of credit and the remaining $5.5 million balance of the $7.5 million term loan. We also announced a restructuring plan, which included a reduction in force. The goal of the restructuring is to reduce expenses from approximately $7.5 million per quarter to approximately $1.0 million per quarter. The restructuring plan is expected to be completed by year-end and will include a reduction of approximately 26 positions, or 70% of the Company’s workforce. In addition, we have reached tentative agreements with two of the three current landlords to terminate our current leases, and we have reached a tentative agreement with Polypeptide Laboratories A/S, a corporation incorporated under the laws of Denmark, and Polypeptide Laboratories AB, a corporation incorporated under the laws of Sweden (collectively, “Polypeptide”) to terminate our manufacturing contract and cancel future orders included in the contract.

The following are future estimated commitments based on actions subsequent to September 30, 2002, (in thousands):

	Payments Due by Period

Contractual commitments	Total	2002	2003	2004	Thereafter

Operating leases	$6,791	$6,193	$396	$202	$—
CRO based on current contract	973	973	—	—	—
Drug Substance	5,750	5,250	300	50	150
Term loan	5,469	5,469	—	—	—
Line of credit	2,500	2,500	—	—	—
Severance payments	1,016	1,016	—	—	—
Consulting payments	330	82	248	—	—

Total contractual commitments	$22,829	$21,483	$944	$252	$150

     The drug substance line represents payments to Polypeptide under a tentative termination agreement. Under this tentative agreement, the Company will pay Polypeptide $5.0 million upon signing, $250,000 upon delivery and acceptance of lot H of drug substance, and $250,000 upon delivery and acceptance of lot I of drug substance. The Company has also agreed to cancel the development and supply agreements between the companies. In addition, the Company has agreed to have the drug substance stored at Polypeptide at a cost of $50,000 per year for five years. The severance payments relate to the reduction in force in October 2002. The ongoing consulting payments relate to a former officer of IntraBiotics who departed in November 2001.

     We expect there to be a negative impact on cash and restricted cash of approximately $20 million in the quarter ending December 31, 2002 due to the above contractual commitments net of prepayments.

     We expect to continue to incur substantial operating losses. After our planned restructuring in October 2002, we believe that existing capital resources and interest income will be sufficient to fund our currently planned operations for at least the next twelve months. This forecast is a forward-looking statement that is based on assumptions that may prove to be wrong, including that we will not have any products in active clinical development in the next twelve months. To the extent we pursue the development of iseganan for other indications or other acquired or licensed products, we will need to raise additional capital to fund clinical development costs. Our future liquidity and capital requirements will depend on many factors, including our evaluation of, and decisions with respect to, our strategic alternatives, costs associated with, securing in-licensing opportunities, purchasing additional products or drug candidates and conducting pre-clinical research and clinical development of those drug candidates.

     We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay our product acquisition and development efforts or be forced to cease operations. Any additional equity financing will be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, drug candidates or marketing territories.

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

     We have never generated revenue from product sales and have incurred significant net losses in each year since inception. We incurred net losses of $23.1 million in 1999, $45.6 million in 2000, $67.4 million in 2001 and $24.1 million in the nine-month period ended September 30, 2002. As of September 30, 2002, our accumulated deficit was approximately $189.9 million. We expect to continue to incur substantial additional losses for the foreseeable future, and we may never become profitable. To date, we have financed our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements, our initial public offering of common stock in March 2000 and private placements of common stock during the quarters ended March 31, 2002 and June 30, 2002. We are currently evaluating our strategic alternatives, and we may develop iseganan for other indications or acquire or license other products. However, we have no clinical trials ongoing at this time, and we do not expect to begin a new trial in the immediate future.

     We will receive product revenues only if we complete clinical trials with respect to one or more products, receive regulatory approvals and successfully commercialize such products. We do not know whether we will be successful in developing other indications for iseganan or in acquiring or licensing other products.

We must raise capital to continue our operations, and if we fail to obtain the capital necessary to fund our operations, we will be unable to develop our drug candidates and may have to cease operations.

     At September 30, 2002, our cash balances and cash equivalents were $35.3 million including restricted cash of $7.5 million. Subsequent to the end of the quarter, we entered into settlement agreements with Polypeptide and two of our landlords, repaid $8.0 million in outstanding loans to Silicon Valley Bank and announced a restructuring plan to conserve cash. These actions will result in estimated cash payments of approximately $20 million subsequent to the end of the quarter. Payment of these items will enable us to reduce our restricted cash by approximately $7.1 million. After these actions, we believe that our existing cash balances and cash equivalents will be sufficient to meet our current operating and capital requirements for at least the next twelve months. However, we have based this estimate on assumptions that may prove to be wrong, including that we will not have any products in active clinical development in the next twelve months. To the extent we pursue the development of iseganan for other indications or other acquired or licensed products, we will need to raise additional capital to fund clinical development costs. For the years ended December 31, 1999, 2000 and 2001, net cash used for operating activities was $25.1 million, $50.4 million, and $53.6 million, respectively and in the nine-month period ended September 30, 2002, net cash used for operating activities was $18.7 million. Our future liquidity and capital requirements will depend on many factors, including our evaluation of, and decisions with respect to, our strategic alternatives, costs associated with, securing in-licensing opportunities, purchasing additional products or drug candidates and conducting pre-clinical research and clinical development of those drug candidates.

     We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay our product acquisition and development efforts or be forced to cease operations. Any additional equity financing will be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, drug candidates or marketing territories.

Our only late stage clinical candidate failed to meet the primary endpoint in our Phase III clinical trials, and we are seeking to acquire or license additional products or seek other strategic alternatives.

     We had only one late stage lead product, iseganan HCl, which failed in the Phase III trial conducted on patients with head and neck cancer receiving radiotherapy and the Phase III trial conducted on patients with cancer receiving aggressive chemotherapy. Our other indications for iseganan are in an early stage of clinical development. We have no clinical trials ongoing at this time, and we currently do not expect to begin a new trial in the immediate future. Our strategy is to develop and commercialize pharmaceutical products. We are currently evaluating our strategic alternatives, including a sale or merger of the company, the in-licensing or acquisition of other products or product candidates and/or the continued development of iseganan HCI. We do not know if we will be able to, identify appropriate products for acquisition or license or that we will be able to conclude any strategic transaction on favorable terms, if at all. We also do not know if we will be able to attract additional capital.

We will depend on the outcome of future clinical trials for other indications for iseganan or for products that we license or acquire, and if they are unsuccessful, we will not be able to commercialize those products and generate product revenue.

     Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through pre-clinical research and clinical trials that our drug candidates are safe and effective for use in humans. If we are unable to demonstrate the safety and efficacy of any drug candidates, we will be unable to obtain regulatory approval from the FDA and to commercialize the drug candidate, and we will be unable to generate product revenue from that candidate for that indication. Clinical trials are expensive and time-consuming to conduct, and the timing and outcome of these trials is uncertain. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in May 2002, we announced that our clinical trial of iseganan HCl oral solution to treat patients undergoing radiotherapy to prevent or reduce oral mucositis had failed to demonstrate any difference between iseganan and placebo in the primary or secondary end-points, and in September 2002, we announced that our clinical trial of iseganan HCl oral solution to treat patients undergoing aggressive chemotherapy to prevent or reduce oral mucositis had failed to demonstrate any difference between iseganan and placebo in the primary end-point. We believe that iseganan does not provide clinical benefit for these patients. We have no clinical trials ongoing at this time, and we currently do not expect to begin a new trial in the immediate future. As a result of the delay in clinical development of our other drug candidates, our ability to generate product revenue will be delayed and we do not expect to generate product revenue in the near term.

If we fail to obtain FDA approvals for any future products that we develop, acquire or license, we will be unable to commercialize our drug candidates.

     We do not have a drug candidate approved for sale in the U.S. or any foreign market. We must obtain approval from the FDA in order to sell our drug candidate in the U.S. and from foreign regulatory authorities in order to sell our drug candidate in other countries. We must successfully complete pivotal clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require us to repeat clinical trials as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

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

Development and commercialization of competitive products could reduce or prevent sales of any future products that we develop, acquire or license.

     We may be unable to compete successfully if other companies develop and commercialize competitive products that are less expensive, more effective, have fewer side effects or are easier to administer than drug candidates which we develop, acquire or license. If we are unable to compete successfully with any future drug candidate, physicians may not recommend and patients may not buy our drug, which would cause our product revenue to decline.

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

     Any future drug candidate that we develop, acquire or license may not gain market acceptance among physicians, patients and the medical community. If any future drug candidate fails to achieve market acceptance, we may be unable to successfully market and sell the product, which would limit our ability to generate revenue. The degree of market acceptance of any drug candidate depends on a number of factors, including:

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

The failure to recruit and retain key personnel may delay our ability to execute our business plan.

     We are highly dependent on our management and technical staff. Competition for personnel is intense. If we lose the services of any of our senior management, we may be unable to successfully complete a strategic transaction. We do not maintain key person life insurance and do not have employment agreements with our management and technical staff. We recently announced a restructuring, including a reduction in force of approximately 70% of our workforce. In order to pursue any future product development, marketing and commercialization, we will need to hire additional qualified scientific personnel to perform research and development and personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

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

If we are unable to maintain our Nasdaq National Market listing, the liquidity of our common stock would be seriously impaired and we would become subject to various statutory requirements, which would likely harm our business.

     On November 12, 2002, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement during the 90 calendar days ending February 10, 2003, our common stock may be subject to delisting from the Nasdaq National Market. If we are unable to meet the Nasdaq National Market requirements, at the discretion of Nasdaq our common stock may be transferred to the Nasdaq SmallCap Market. Transferring to the Nasdaq SmallCap Market would provide us with an additional grace period to satisfy the minimum bid price requirement; however, we would nevertheless be subject to certain adverse consequences described below. In addition, in such event we would still be required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market, including the minimum bid price requirement after expiration of any grace periods. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets.” Such alternatives are generally considered as less efficient markets and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

     If we are delisted from the Nasdaq National Market, we will face a variety of legal and other consequences that will likely negatively affect our business including, without limitation, the following:

•	we may lose our exemption from the provisions of Section 2115 of the California Corporations Code which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our board of directors would no longer be classified and our stockholders would elect all of our directors at each annual meeting, (ii) our stockholders would be entitled to cumulative voting, and (iii) we would be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions;

•	the state securities law exemptions available to us would be more limited and, as a result, future issuances of our securities may require time-consuming and costly registration statements and qualifications;

•	due to the application of different securities law exemptions and provisions, we may be required to amend our stock option and stock purchase plans and comply with time-consuming and costly administrative procedures;

•	the coverage of IntraBiotics by securities analysts may decrease or cease entirely; and

•	we may lose current or potential investors.

Our stock price may be volatile, and the value of your investment may decline.

     The market prices for securities of biotechnology companies in general have been highly volatile and our stock may be subject to volatility. The following factors, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements regarding strategic alternatives, including a merger or sale of the company or acquisition or license of products or product candidates;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights;

•	publicity regarding actual or perceived adverse events in future clinical trials or relating to products under development by us or our competitors;

•	regulatory developments in the United States or foreign countries;

•	litigation;

•	significant short selling in our common stock;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results and changes in analysts’ recommendations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations at the same time maximizing the income we receive from our investments without significantly increasing risk. We currently have all of our funds in bank accounts and a money market fund, which are sensitive to minimal market risk. Due to the short-term nature of this investment, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our investment as of September 30, 2002 and the fiscal year ended December 31, 2001. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our registration statement on Form S-1 (No. 333-95461) filed pursuant to the Securities Act of 1933, as amended, was declared effective on March 27, 2000. We incurred related offering costs of approximately $9.2 million during the year ended December 31, 2000, of which $7.9 million represented underwriting discounts and commissions. All initial public offering costs were direct or indirect payments to others. The net offering proceeds we received after all expenses were approximately $103.3 million, and, during the quarter ended September 30, 2002, the balance of these proceeds was used to fund clinical trials, the development and scale up of manufacturing processes by our contract manufacturers, research and development activities and other general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

Number	Exhibit Description

10.2	1995 Stock Option Plan, as amended on August 1, 2002.
10.4	2000 Equity Incentive Plan, as amended on August 1, 2002.
10.21	Senior Executive Severance Plan, as amended and restated on August 1, 2002.
10.22	Executive Severance Benefit Plan, as amended and restated on August 1, 2002.
10.35	2002 Non-Officer Equity Incentive Plan and related documents.
10.36	Master Services Agreement by and among the Company, PPD Development, LP and PPD Global Ltd., dated July 29, 2002.
99.1	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company, as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted), dated November 12, 2002.

(b)	Reports on Form 8-K

               None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IntraBiotics Pharmaceuticals, Inc.

November 14, 2002	/s/ Ernest Mario, Ph.D.

Ernest Mario, Ph.D. Chairman and Chief Executive Officer

November 14, 2002	/s/ Eric H. Bjerkholt

Eric H. Bjerkholt Chief Financial Officer

CERTIFICATIONS

I, Ernest Mario, Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IntraBiotics Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ernest Mario, Ph.D.

Ernest Mario, Ph.D. Chief Executive Officer

I, Eric H. Bjerkholt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IntraBiotics Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Eric H. Bjerkholt

Eric H. Bjerkholt Chief Financial Officer

Index to Exhibits

Number	Exhibit Description

10.2	1995 Stock Option Plan, as amended on August 1, 2002.
10.4	2000 Equity Incentive Plan, as amended on August 1, 2002.
10.21	Senior Executive Severance Plan, as amended and restated on August 1, 2002.
10.22	Executive Severance Benefit Plan, as amended and restated on August 1, 2002.
10.35	2002 Non-Officer Equity Incentive Plan and related documents.
10.36	Master Services Agreement by and among the Company, PPD Development, LP and PPD Global Ltd., dated July 29, 2002.
99.1	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company, as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted), dated November 12, 2002.