Form 10-K
period 2002-12-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2003-03-31
CIK 1103390

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-29993

IntraBiotics Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-3200380
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2483 East Bayshore Road, Suite 100, Palo Alto, CA	94303
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(650) 526-6800

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑

      The aggregate market value of the Common Stock, held by non-affiliates of the registrant, based on the closing price on June 28, 2002 as reported by the Nasdaq National Market was approximately $32,019,000. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 12,987,000 shares held by directors, officers and stockholders whose ownership exceeds five percent of the Registrant’s outstanding common stock as of June 28, 2002. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 14, 2003 was 39,231,351 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III — Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual stockholders meeting to be held on June 5, 2003 are incorporated by reference into this Form 10-K.

PART I

      This report contains forward-looking statements. These forward-looking statements are based on our current expectations about our business and industry, and include, but are not limited to, statements and concerns about plans to: continue development of our current product candidate; conduct clinical trials with respect to product candidates; seek regulatory approvals; address certain markets; engage third party manufacturers to supply our commercial requirements; market, sell and distribute our products; and evaluate additional product candidates for subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms and other comparable terminology. These statements involve known and unknown risk and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions “Business”, “Risks Related to Our Business” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Item 1.	Business

BUSINESS

      IntraBiotics Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing iseganan HCl oral solution for the prevention of ventilator-associated pneumonia (VAP).

      In 2002, we were primarily developing iseganan HCl for the prevention of ulcerative oral mucositis. The top-line results of our 545-patient phase III clinical trial of iseganan HCl oral solution to treat patients undergoing radiotherapy to prevent or reduce ulcerative oral mucositis showed no significant difference between iseganan and placebo in the primary or secondary end-points. The top-line results of our 509-patient phase III clinical trial of iseganan HCl oral solution to treat patients undergoing aggressive chemotherapy to prevent or reduce ulcerative oral mucositis showed no significant difference between iseganan and placebo in the primary end-point. Iseganan appears to be safe when applied to the oral cavity. We are not pursuing further development of iseganan HCl to treat oral mucositis at this time.

      Previously, we have completed two earlier stage trials of iseganan HCl for other indications: to prevent pneumonia in patients requiring breathing assistance from a mechanical ventilator and to treat respiratory infections in patients with cystic fibrosis. The data from each of these trials support the advancement to the next stage of human clinical testing for each of these two indications. In February 2003, we announced plans to begin working on a phase II/III clinical trial of iseganan HCl oral solution to prevent VAP. If we are able to obtain additional financing, we anticipate having the first patient enrolled before the end of the third quarter of 2003.

      Since commencing operations in 1994, we have not generated any revenue from product sales, and we have funded our operations primarily through the private sale of equity securities, including a private placement of 5.9 million shares of common stock resulting in net proceeds of approximately $13.9 million in February 2002, a settlement of $3.6 million from a vendor in January 2002, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock in March 2000. We have incurred losses in each year since inception, and we expect to incur substantial losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. As of December 31, 2002, our accumulated deficit was approximately $200.3 million. We will need to raise additional funds in the future to continue our operations.

      In April 2002, we acquired Apothogen, Inc. for 450,000 shares of our common stock. Concurrently with the closing of the acquisition, Ernest Mario, Ph.D. joined IntraBiotics as our Chairman and Chief Executive Officer. Dr. Mario also acquired 1.2 million shares of our common stock in a simultaneously completed private placement resulting in net proceeds to us of $5.0 million. In January 2003, Dr. Mario stepped down from the position of our Chief Executive Officer, while remaining the Chairman of the Board. Henry J. Fuchs, M.D., our President and Chief Operating Officer, was appointed the Chief Executive Officer at that time.

      In October 2002, we announced a restructuring plan, which included a reduction in force. As a result of the restructuring, we planned to reduce our expenses from approximately $7.5 million per quarter to approximately $1.5 million per quarter. The restructuring plan was substantially completed by year-end and included a reduction of approximately 26 positions, or 70% of our workforce. In addition, we terminated some of our contracts, including our real estate leases, which we believe will not be necessary for our future operations. We have recorded charges related to the impairment of equipment and the acquired workforce totaling $1.6 million, which are included in our operating expenses for the year ended December 31, 2002.

      In February 2003, we entered into agreements with certain investors providing for the issuance, in a private placement financing, subject to shareholder approval of newly created Series A convertible preferred stock, and warrants to purchase common stock, for an aggregate gross purchase price of $3.5 million. The primary purpose of completing the private placement is to provide funds to allow us to conduct and complete our clinical trial of iseganan HCl for the prevention of VAP. A special meeting of stockholders at which the approval and ratification of the private placement is solicited is scheduled to take place on April 3, 2003. If the stockholders approve the transaction, we anticipate completing the private placement during the second quarter 2003. On March 19, 2003, we received an alternative financing proposal from Mr. C. Robert Coates. We are currently evaluating Mr. Coates’ proposal.

Iseganan HCl Oral Solution for Prevention of Ventilator-Associated Pneumonia (VAP)

      Iseganan HCl oral solution is a potential new drug for the prevention of VAP. Iseganan is a novel antimicrobial peptide whose properties may be well suited for use in preventing VAP. Iseganan kills a wide spectrum of bacteria known to cause pneumonia and to date no evidence of resistance to iseganan has emerged in our early stage clinical trials. VAP is a common infection occurring among patients in the intensive care unit. Patients who require artificial ventilation are vulnerable to developing pneumonia as a consequence of the aspiration of bacteria-laden saliva. Prior clinical trials using a variety of other antibiotics have demonstrated that the incidence of VAP can be reduced through prophylactic decontamination of the oral cavity. We believe conventional antibiotics are not widely prescribed to prevent VAP because of concerns for the development of antibiotic resistance, and there are currently no approved therapeutics specifically for the prevention of VAP. As a consequence, patients who develop VAP incur extended stays in the intensive care unit and increased hospital charges. In the United States, over 400,000 patients are artificially ventilated each year for at least 48 hours and are vulnerable to developing VAP.

      In 2001, a phase I and IIa trial of iseganan HCl oral solution in mechanically ventilated patients evaluating safety and antimicrobial activity was completed. In February 2003, we began work on our new phase II/III trial. Single doses of iseganan HCl were well tolerated in clinical studies in mechanically ventilated patients, and were shown to effect significant reductions in the level of bacteria in the oral cavity of cancer patients as well as patients who require artificial ventilation. Iseganan HCl reduced the levels of oral microbial flora by more than 100-fold compared to pre-treatment baseline levels after a single 9 mg oral-topical dose. The phase IIa study evaluating the safety and antimicrobial efficacy of iseganan HCl oral solution administered for up to five days demonstrated that iseganan HCl oral solution was well tolerated and provided a significant antimicrobial effect in ventilated patients. We believe, these results support further development of iseganan HCl oral solution for the prevention of VAP. The phase II/III trial is designed to be a 500 patient, double blind, placebo controlled study, which is anticipated to enroll the first patient before the end of the third quarter of 2003 if we obtain financing to conduct the trial. Preliminary data from this trial would be expected in the second quarter of 2004. We cannot be certain that iseganan HCl oral solution will prove to be safe or effective in the prevention of VAP, or will receive regulatory approvals.

Iseganan HCl Solution for Inhalation for Treatment of Respiratory Infections

      We believe iseganan HCl may be effective in treating respiratory infections in cystic fibrosis (CF) patients. Iseganan HCl has been formulated as a solution for inhalation by patients with CF. Since iseganan is a broad spectrum, rapidly acting antimicrobial agent with a low propensity to result in antimicrobial resistance, we believe iseganan HCl is well suited for this indication.

      Two phase I studies of iseganan HCl solution for inhalation, administered as a single dose or up to five doses, have enabled us to establish the dose tolerance and further develop the formulation for this product candidate. These studies also demonstrated that iseganan HCl solution for inhalation was well tolerated when administered to patients with CF. However, we cannot be certain that after further study iseganan HCl solution for inhalation will prove to be safe or effective in treating respiratory infections, or will receive regulatory approvals. In addition, we are currently focusing our resources on the VAP program and are not expending significant resources on the program for respiratory infections in CF patients.

Ramoplanin Ointment for the Eradication of Nasal Staphylococcus Aureus

      The commercialization and development rights for this formulation of ramoplanin were returned to Biosearch Italia S.p.A. in April 2002.

Our Preclinical Research Programs

      Prior to our reduction in force, we were conducting research focused on discovering and developing compounds with novel chemical structures and mechanisms of antimicrobial activity against bacteria or fungi. We have filed patent applications on these compounds. In May 2002, we sold the two pre-clinical anti-infective programs to Micrologix Biotech Inc. for cash of $400,000 and 750,000 shares of Series A preferred stock of Micrologix.

Strategic Relationships

Biosearch Italia S.p.A., Gerenzano, Italy

      In May 1998, we entered into a license agreement with Biosearch Italia, under which we had exclusive rights in the U.S. and Canada to develop and commercialize products containing certain formulations of ramoplanin for the treatment or prevention of human disease.

      In May 2001, we announced an amendment to this agreement. Under the new terms of the agreement, Biosearch Italia reimbursed us for ongoing clinical trial expenses during a three-month transition period, ending August 31, 2001. During this period, Biosearch Italia assumed responsibility for the clinical development of ramoplanin oral powder at its own expense. In exchange for our clinical development expenses and efforts to date, we will receive a royalty on future net sales of ramoplanin in North America, if it is successfully developed. Biosearch Italia waived all of our future milestone payments and obligations for the development of oral formulations of ramoplanin. Rights for the development and commercialization of topical formulations of ramoplanin, which were retained under certain conditions of the agreement, reverted back to Biosearch Italia in April 2002.

PolyPeptide Laboratories A/S, Hillerød, Denmark

      In January 1997, we entered into both a Development Supply Agreement and a Purchase Supply Agreement with PolyPeptide Laboratories A/S, for the development of manufacturing processes for iseganan HCl and for the clinical and commercial manufacture and supply of iseganan HCl, as a bulk drug substance. Under these agreements, we made payments to PolyPeptide upon achievement of certain development milestones and upon receipt of materials to be used in clinical trials. As of December 31, 2002, these payments totaled $8.0 million.

      In December 2002, we reached an agreement with PolyPeptide to terminate the Development Supply Agreement, the Purchase Supply Agreement, and a related purchase order agreement entered into by the parties in September 1998 for the purchase of 35kg of iseganan HCl. Under this termination agreement, we paid Polypeptide $4.7 million upon execution of the termination agreement, assigned letters of credit totaling $547,000 and will pay an additional $250,000 upon delivery and acceptance of lot I of drug substance (seven kg), which is expected sometime in the second quarter of 2003. As part of our cost cutting efforts, Polypeptide agreed to deliver completed lots of drug substance (lots H1-H4); to complete manufacture and deliver certain lots of drug substance (lots I1-I3), and to deliver partially completed lots of drug substance (lots J, K, and L). In addition, we agreed to have the completed drug substance and the partially completed lots stored at Polypeptide at a cost of $50,000 per year for five years.

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

Manufacturing

      We intend to use contract manufacturers to prepare our drugs instead of developing this capability internally. Until the fourth quarter of 2002, we contracted with PolyPeptide as a single source for supply of bulk drug substance of iseganan HCl for use in the clinical trials. PolyPeptide manufactured iseganan HCl on a pilot scale to our specifications. We currently have sufficient quantities of iseganan HCl to complete the current clinical trial for the prevention of VAP. By using third-party manufacturers we can leverage their expertise and capital investment.

      As of the end of 2002, we no longer have a supply agreement with PolyPeptide. If future contract manufacturers are unable or fail to produce the required quantities of our drug candidate for clinical trial use on a timely basis, at commercially reasonable prices, our future clinical trials and our product development efforts will be delayed. If these facilities become unavailable for any reason, if our contract manufacturers fail to comply with the FDA’s current good manufacturing practices, or if our contract manufacturers terminate their agreements with us, we would need to find an alternative source for manufacturing our drug candidates. Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control, quality assurance and shortage of qualified personnel. If our contract manufacturers are unable to scale up production to meet our commercial needs, our potential revenues may be adversely affected.

Intellectual Property

      We own two U.S. patents covering iseganan. Together, these patents contain claims to compositions of matter, pharmaceutical compositions and methods of use, including the treatment or prevention of oral mucositis. These patents expire no earlier than 2015. In addition, we are either the owner or exclusive licensee from The Regents of the University of California of seven other U.S. patents covering related antimicrobial peptides and/or their uses. Applications covering iseganan and the related antimicrobial peptides, as well as their uses, are either pending or have issued in major foreign jurisdictions. We also own two pending U.S. applications directed to specific uses of iseganan.

      We cannot guarantee that patents will be issued as a result of any patent application or that patents that have issued will be sufficient to protect our technology or products. We cannot predict the enforceability or scope of any issued patent or those that may issue in the future. Moreover, others may independently develop similar technologies or duplicate the technology we have developed. We also rely on trade secrets and proprietary know-how for protection of certain of our intellectual property. We cannot guarantee that our confidentiality agreements provide adequate protection or remedies in the event of unauthorized use or disclosure of our intellectual property. Third parties may assert infringement or other claims against us. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns and if unsuccessful, we may be forced to license the intellectual property.

Marketing and Sales

      We currently have no specific sales and marketing infrastructure for iseganan HCl oral solution for the prevention of VAP. We are evaluating opportunities to partner with other pharmaceutical companies to develop and commercialize our product candidate. We cannot guarantee that we will successfully develop or commercialize our product candidate, achieve significant market penetration, or generate any revenues from our product.

Competition

      Our competitors include fully integrated pharmaceutical companies and biotechnology companies. We are aware that several of these companies are actively engaged in research and development in the areas related to antibiotic development, including some companies that address the same disease indication as we address. Many of these companies have substantially greater experience, financial and other resources than we do. In addition, they may have greater experience in developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We believe the principal bases for competition for our drug candidate are potential effectiveness, price and reimbursement status, and ease of administration and side effect profile. We cannot give any assurances that we can effectively compete with these other pharmaceutical and biotechnology companies.

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

      An investigational new drug application automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the investigational new drug exemption. In such a case, the investigational new drug application sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an investigational new drug application will result in the FDA allowing clinical trials to commence.

      Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. We cannot assure you that phase I, phase II, or phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we, or the

FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

      Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical trials, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of a new drug application requesting approval to market the product for one or more indications. Before approving a new drug application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless compliance with current good manufacturing practices is satisfactory. If the FDA determines the new drug application and the manufacturing facilities are acceptable, the FDA will issue an approval letter. If the FDA determines the new drug application submission or manufacturing facilities are not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the new drug application does not satisfy the regulatory criteria for approval. The testing and approval process requires substantial time, effort, and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

      If regulatory approval is obtained, we will be required to comply with a number of post-approval requirements. For example, as a condition of approval of the new drug application, the FDA may require post marketing testing and surveillance to monitor the drug’s safety or efficacy. In addition, holders of an approved new drug application are required to report certain adverse reactions, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to current good manufacturing practices after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with current good manufacturing practices. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with current good manufacturing practices.

      We use and will continue to use third-party manufacturers to produce our products in clinical and commercial quantities, and we cannot be sure that future FDA inspections will not identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product may result in restrictions on a product, manufacturer, or holder of an approved new drug application, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

      The FDA provides periods of marketing exclusivity for new drugs that are the subject of an approved new drug application. Iseganan HCl oral solution, if approved, may qualify for marketing exclusivity, which would prevent any competitors from seeking approval of a generic version until five years after approval of our product candidate. Even if a product is approved and granted exclusivity, it does not prevent the approval and marketing of competing products.

      Outside the U.S., our ability to market our products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all the risks associated with FDA approval described above. The requirements governing conduct of clinical trials and marketing authorization vary widely from country to country.

      Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

      We plan to choose the appropriate route of European regulatory filing in an attempt to accomplish the most rapid regulatory approvals. However, the chosen regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. In addition, these approvals, if obtained, may take longer than anticipated. We cannot assure you that any of our product candidates will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized.

Employees

      As of March 15, 2003, we had eight full-time employees, three of whom are engaged in product development activities and five of who were engaged in general and administrative activities. Our employees are not represented by a collective bargaining agreement.

Website Address

      Our website address is www.intrabiotics.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing.

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

      We have never generated revenue from product sales and have incurred significant net losses in each year since inception. We incurred net losses of $45.6 million in 2000, $67.4 million in 2001 and $34.5 million in 2002. As of December 31, 2002, our accumulated deficit was approximately $200.3 million. We expect to continue to incur substantial additional losses for the foreseeable future, and we may never become profitable. To date, we have financed our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements, and our initial public offering of common stock in March 2000. We have begun a new phase II/III trial of iseganan HCl oral solution for the prevention of ventilator-associated pneumonia (VAP) in the first quarter of 2003. We may also develop iseganan for other indications in the future or acquire or license other products.

      We will receive product revenues only if we complete clinical trials with respect to one or more products, receive regulatory approvals and successfully commercialize such products. We do not know whether we will be successful in developing iseganan for our currently planned VAP indication or other indications, or in acquiring or licensing other products.

We must raise capital to continue our operations, and if we fail to obtain the capital necessary to fund our operations, we will be unable to develop our drug candidates and may have to cease operations.

      At December 31, 2002, our cash and cash equivalents, including short-term investments, were $13.3 million, which included restricted cash of $250,000. During the fourth quarter of 2002, we entered into several settlement agreements to terminate some of our contracts, including our real estate leases, supply agreements with Polypeptide Laboratories A/S and debt agreement with Silicon Valley Bank, which resulted in aggregate cash payments of approximately $22.3 million. We believe that our existing cash, cash equivalents and investments will be sufficient to meet our current operating and capital requirements for at least the next fifteen months. However, we have based this estimate on assumptions that may prove to be wrong. For example, we are assuming that we will have iseganan HCl in active clinical development over the next twelve months without any significant staff or other resources expansion. In addition, in February 2003, we entered into agreements to sell to certain investors, in a private placement, Series A preferred stock and warrants to purchase common stock, subject to stockholder approval and ratification of the transaction. If we are able to secure stockholder approval, and the transaction is successfully completed, we will receive aggregate gross proceeds of approximately $3.5 million. We believe that this additional capital would be sufficient to meet our operating and capital needs for an additional three months. However, we cannot assure you that the stockholders will approve the transaction, or that our current estimates and assumptions will remain unchanged. To the extent we pursue the development of iseganan for other indications or acquire or license other products, we will need to raise additional capital to fund clinical development costs. For the years ended December 31, 2000, 2001 and 2002, net cash used for operating activities was $50.4 million, $53.6 million, and $26.3 million, respectively. Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our VAP trial, our evaluation of, and decisions with respect to, our strategic alternatives, costs associated with, the regulatory approvals, securing in-licensing opportunities, purchasing additional products or drug candidates and conducting pre-clinical research and clinical development of those drug candidates.

      We believe that additional financing will be required in the future to fund our operations, complete our VAP trial, conduct any other possible iseganan HCl trials or commercialize our current and any future product candidates. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing, including our currently proposed private placement, when necessary, we may have to delay our product development efforts or any product acquisitions or be forced to cease operations. Any additional equity financing will be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, drug candidates or marketing territories.

Our only late stage clinical candidate failed to meet the primary endpoint in our phase III clinical trials for the prevention of oral mucositis in cancer patients.

      We had only one late stage lead product, iseganan HCl, which failed in the phase III trial conducted on patients with head and neck cancer receiving radiotherapy and the phase III trial conducted on patients with cancer receiving aggressive chemotherapy. Our other indications for iseganan are in an early stage of clinical development. We initiated work on a phase II/III trial for the prevention of VAP in the first quarter of 2003. If this trial fails to meet its primary endpoint, we may not be able to continue to operate as a going concern and maybe forced to cease operations.

We depend on the outcome of our clinical trial for the prevention of VAP and any future clinical trials for other indications for iseganan or for products that we may license or acquire, and if they are unsuccessful, we will not be able to commercialize those products and generate product revenue.

      Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through pre-clinical research and clinical trials that our drug candidates are safe and effective for use in humans. If we are unable to demonstrate the safety and efficacy of a drug candidate, we will be unable to obtain regulatory approval from the FDA and to commercialize the drug candidate, and we will be unable to generate product revenue from that candidate for that indication. Clinical trials are expensive and time-consuming to conduct, and the timing and outcome of these trials is uncertain. A number of new drugs have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. For example, in May 2002, we announced that our phase III clinical trial of iseganan HCl oral solution to treat patients undergoing radiotherapy to prevent or reduce oral mucositis had failed to demonstrate any difference between iseganan and placebo in the primary or secondary endpoints, and in September 2002, we announced that our phase III clinical trial of iseganan HCl oral solution to treat patients undergoing aggressive chemotherapy to prevent or reduce oral mucositis had failed to demonstrate any difference between iseganan and placebo in the primary endpoint. We believe that iseganan does not provide clinical benefit for these patients. We have begun work on a phase II/III trial for prevention of VAP and are focusing our resources on this trial. If this trial fails to meet its primary endpoint, and we do not acquire or license any additional product candidates, we will not be able to commercialize any products or generate any revenue. In addition, as a result of our focus on the VAP trial and the delay in clinical development of any other drug candidates, our ability to generate product revenue will be delayed and we do not expect to generate product revenue in the near term.

If our collaborative partners assisting in our clinical trials fail to appropriately manage our clinical trial, the trial could be delayed or could fail.

      We rely on contract research organizations to assist us in managing and monitoring our clinical trial. The FDA may inspect some of our clinical investigational sites, our collaborative partner’s records and our facility and files to determine if the clinical trial is conducted according to good clinical practices. If the FDA determines that the trial is not in compliance with good clinical practices, we may be required to repeat the clinical trial. If our contract research organizations fail to perform under our agreements with them, we may face delays in completing our clinical trial or failure of our clinical program.

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

      We expect to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. For example, we own or have rights to nine patents and seven pending patent applications in the U.S. However, the patent position of biopharmaceutical companies involves complex legal and factual questions. We cannot predict the enforceability or scope of any issued patents or those that may issue in the future. Patents, if issued, may be challenged, invalidated or circumvented. Consequently, if any patents that we own or license from third parties do not provide sufficient protection, our competitive position would be weakened. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. In addition, we may not be issued patents for our pending patent applications, those we may file in the future, or those we may license from third parties.

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

      The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. Although we are not currently a party to any lawsuits, third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages; for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. The defense and prosecution of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the U.S and internationally are costly and time-consuming to pursue and their outcome is uncertain. If we become involved in any of these proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may result in the invalidation of our patents, subject us to significant liabilities or require us to seek licenses that may not be available from third parties on satisfactory terms, or at all. Our stock price could decline based on any public announcements related to litigation or interference proceedings initiated or threatened against us.

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

      Physicians will not recommend our products until such time as clinical data or other factors demonstrate the safety and efficacy of our drugs as compared to other treatments. In practice, competitors may be more effective in marketing their drugs. Even if the clinical safety and efficacy of our product is established, physicians may elect not to recommend its use. For example, physicians may be reluctant to prescribe widespread use of our product because of concern about developing bacterial strains that are resistant to our drugs, or because of the cost of our drug.

The failure to recruit and retain key personnel may delay our ability to execute our business plan.

      We are highly dependent on our management and technical staff. Competition for personnel is intense. If we lose the services of any of our senior management or technical staff, we may be unable to successfully complete our planned clinical trial for VAP. We do not maintain key person life insurance and do not have employment agreements with our management and technical staff. In October 2002 we announced a restructuring, including a reduction in force of approximately 70% of our workforce. In order to pursue any future product development, marketing and commercialization, we will need to hire additional qualified scientific personnel to perform research and development and personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

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

      Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 36% of our outstanding common stock. These stockholders, if acting together, may be able to significantly influence any matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

      On November 12, 2002, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement during the 90 calendar days ending February 10, 2003, our common stock may be subject to delisting from the Nasdaq National Market. On March 19, 2003, we received an additional letter from Nasdaq advising us that our grace period for regaining compliance has been extended in accordance with Nasdaq’s new rules, until May 12, 2003. The Nasdaq National Market also requires maintenance of minimum stockholders’ equity of $10 million. Without raising additional equity capital, it is likely that our stockholders’ equity will fall below the $10 million minimum during 2003. If we are unable to meet the Nasdaq National Market requirements, at the discretion of Nasdaq, our common stock may be transferred to the Nasdaq SmallCap Market. Transferring to the Nasdaq SmallCap Market would provide us with an additional grace period to satisfy the minimum requirement bid price requirement provided that we meet the Nasdaq SmallCap Market’s other listing requirements, including the maintenance of stockholder’s equity of at least $5 million; however, we would nevertheless be subject to certain adverse consequences described below. In addition, in such event we would still be required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market, including the minimum bid price requirement after expiration of any grace periods. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets.” Such alternatives are generally considered as less efficient markets and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

      While we are planning to effect a reverse stock split in the effort to regain compliance, we cannot assure you that we will be able to secure stockholder approval of the proposed stock split or, if effected, the stock split will be sufficient to maintain our stock price on a sustainable basis. In addition, as we expend our capital resources on our clinical trial, we may have difficulty complying with other Nasdaq listing requirements, such as the minimum stockholders’ equity requirement for example.

      If we are delisted from the Nasdaq National Market, we will face a variety of legal and other consequences that will likely negatively affect our business including, without limitation, the following:

•	we may lose our exemption from the provisions of Section 2115 of the California Corporations Code, which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our board of directors would no longer be classified and our stockholders would elect all of our directors at each annual meeting, (ii) our stockholders would be entitled to cumulative voting, and (iii) we would be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions;

•	the state securities law exemptions available to us would be more limited and, as a result, future issuances of our securities may require time-consuming and costly registration statements and qualifications;

•	due to the application of different securities law exemptions and provisions, we may be required to amend our stock option and stock purchase plans and comply with time-consuming and costly administrative procedures;

•	the coverage of IntraBiotics by securities analysts may decrease or cease entirely; and

•	we may lose current or potential investors.

Our stock price may be volatile, and the value of your investment may decline.

      The market prices for securities of biotechnology companies in general have been highly volatile and our stock may be subject to volatility. During 2002, our closing stock price ranged from a low of $0.27 to a high of $4.80. The following factors, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements regarding strategic alternatives, including a merger or sale of the company or acquisition or license of products or product candidates;

•	publicity regarding actual or perceived adverse events in our clinical trial or relating to products under development by us or our competitors;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights;

•	regulatory developments in the United States or foreign countries;

•	litigation;

•	significant short selling in our common stock;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results and changes in analysts’ recommendations.

Item 2.	Properties

      We are currently leasing one facility on 2483 East Bayshore Road, Suite 100, in Palo Alto, California. The facility provides approximately 3,600 square feet of office space. The lease expires in June 2004.

Item 3.	Legal Proceedings

      We are currently not a party to any legal proceedings. The previously disclosed arbitration between IntraBiotics and a contract vendor relating to a dispensing error in the iseganan HCl oral solution phase III clinical trial was resolved amicably on January 21, 2002, and we received a cash settlement payment of $3.6 million.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter 2002.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Market for Common Equity

      Our common stock began trading on the Nasdaq National Market on March 28, 2000, under the symbol “IBPI.” Prior to that time, there had been no public market for our common stock. The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	High	Low

1st Quarter ended March 31, 2001	$10.25	$2.06
2nd Quarter ended June 30, 2001	$3.37	$1.25
3rd Quarter ended September 30, 2001	$1.82	$1.00
4th Quarter ended December 31, 2001	$2.73	$1.23
1st Quarter ended March 31, 2002	$4.30	$2.44
2nd Quarter ended June 30, 2002	$4.80	$1.19
3rd Quarter ended September 30, 2002	$2.22	$0.46
4th Quarter ended December 31, 2002	$0.50	$0.27

      As of March 14, 2003, there were 146 holders of record of common stock. Certain record holders are represented by brokers and other institutions on behalf of stockholders. We estimate that included within the holders of record are approximately 3,500 beneficial owners of common stock. As of March 14, 2003, the closing price for our common stock was $0.18.

Use of Proceeds from Registered Securities

      Our Registration Statement on Form S-1 filed pursuant to the Securities Act of 1933 (No. 333-95461) was declared effective on March 27, 2000. We incurred related offering costs of approximately $9.2 million during the year ended December 31, 2000, of which $7.9 million represented underwriting discounts and commissions. All initial public offering costs were direct or indirect payments to others. The net offering proceeds to us after all expenses were approximately $103.3 million. We have now utilized all of the proceeds from our initial public offering.

Dividend Policy

      We have not paid and do not plan to pay any cash dividends on our common stock in the foreseeable future. We intend to retain any earnings for use in our business operations.

Issuance of Unregistered Securities

      During the fourth quarter of 2002, we issued 1.25 million shares of our common stock to the landlord as a part of the negotiated termination of the lease of 2011 Steirlin Court. These shares were valued at $.31 per share based on the average closing price of the securities two days prior to and two days subsequent, to and including, the closing date on November 22, 2002. In addition, we issued 150,000 shares valued at the same price per share, to a consultant in consideration for services performed as a part of the negotiation of the lease termination. We also issued a warrant to purchase 50,000 shares of our common stock to the landlord of the 1245 Terra Bella Avenue building as a part of the negotiated termination of our lease on the building. The warrant has an exercise price of $0.29 per share and will expire on December 31, 2007. All of the issuances were made to “accredited investors” as defined in the securities laws.

Equity Compensation Plan Information

      The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2002.

			Number of Securities
	Number of		Remaining Available
	Securities	Weighted-Average	for Issuance under
	to be Issued	Exercise Price	Equity Compensation
	upon Exercise of	of Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
	Warrants and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders
Amended and Restated 1995 Stock Option Plan(1)	954,471	$1.35	—
2000 Employee Stock Purchase Plan	N/A	N/A	456,252 (2)
2000 Equity Incentive Plan	5,508,763	$3.68	922,177 (3)
Equity compensation plans not approved by security holders
2002 Non-Officer Equity Incentive Plan	437,902	$1.30	2,062,098
Stock option grant to Kathleen D. LaPorte(4)	25,000	$2.00	—
Stock option grant to Ernest Mario, Ph.D.(4)	650,000	$4.02	—

Total	7,576,136		3,440,527

(1)	No new stock awards may be granted under the Amended and Restated 1995 Stock Option Plan.

(2)	On each December 31, the 2000 Employee Stock Purchase Plan share reserve will increase automatically by the least of (i) 1% of the outstanding Common Stock, (ii) five hundred thousand (500,000) shares or (iii) a lesser amount determined by the Board.

(3)	On each December 31, the 2000 Equity Incentive Plan share reserve will increase automatically by the least of (i) 5% of the outstanding Common Stock, (ii) two million (2,000,000) shares or (iii) a lesser amount determined by the Board.

(4)	Options granted to Ms. LaPorte and Dr. Mario were cancelled effective February 6, 2003, each in exchange for a new option granted under the Incentive Plan.

      The following is a brief summary of material features of the plans adopted without stockholder approval.

2002 Non-Officer Equity Incentive Plan

      Our 2002 Non-Officer Equity Incentive Plan provides for stock awards (grants of nonstatutory stock options, stock bonuses or rights to acquire restricted stock) to employees and consultants who are not our officers. Officers not previously employed by us may also be granted stock awards. An aggregate of 2,500,000 shares of common stock has been reserved for issuance under this plan. As of December 31, 2002, options to purchase 437,902 shares were outstanding and 1,162,098 shares remained available for grant. In addition, in February 2003, our Board of Directors authorized an increase in the aggregate number of shares reserved for issuance under the plan in the amount of 900,000 shares. The exercise price of options granted under the plan may not be less than 85% of the fair market value of our common stock on the date of the grant. Options granted under the plan have a maximum term of ten years and typically vest over a four-year period. Options may be exercised prior to vesting, subject to repurchase rights in favor of IntraBiotics that expire over the vesting period. Shares issued under a stock bonus award may be issued in exchange for past services performed for us. Shares issued pursuant to restricted stock awards may not be purchased for less than 85% of the fair market value of our common stock on the date of grant. Shares issued pursuant to stock bonuses and restricted stock awards may be subject to vesting and a repurchase option in favor of IntraBiotics. The plan and stock awards issued thereunder may be amended by the Board at any time or from time to time. The plan is subject to certain adjustment and change of control provisions similar to those governing the terms of our equity incentive plans approved by stockholders.

Options Granted to Ms. LaPorte and Dr. Mario

      On February 6, 2002, the Board granted Kathleen D. LaPorte, a member of our Board of Directors, a nonstatutory stock option to purchase 25,000 shares of our common stock at an exercise price of $2.00 per share. The option was granted in connection with her service as Acting Chairman of the Board from November 2001 to April 2002. The option was cancelled on February 6, 2003 in exchange for a new option for the equivalent number of shares granted under our 2000 Equity Incentive Plan.

      On April 23, 2002, the Board granted Ernest Mario, Ph.D. a nonstatutory stock option to purchase 650,000 shares of our common stock at an exercise price of $4.02 per share. In accordance with Nasdaq Rule 4350(i)(1)(A), the option was granted as an inducement essential to Dr. Mario’s entering into employment with us and to serve as our Chief Executive Officer and Chairman of the Board. The option was cancelled on February 6, 2003 in exchange for a new option for 150,000 shares granted under our 2000 Equity Incentive Plan.

      The remaining terms and conditions of these two options were substantially similar as follows. Each option had a ten-year term. Each option was subject to a vesting schedule and could not be exercised prior to the time it was vested. The new options issued to Ms. LaPorte and Dr. Mario in exchange for these two options are exercisable for $0.23 per share and have substantially similar terms as other options under our 2000 Equity Incentive Plan, except for vesting which for the Kathleen D. LaPorte options will occur in full on the first anniversary of the date of grant and for the Dr. Mario options which will occur monthly over a four year period, and except for the term of the options which is limited to five years. Variable accounting will be used in the future on the new common stock grants and could have a potential material impact on our results of operations.

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Items 7 and 8 of this report. The financial data for periods prior to the financial statements presented in Item 8 of this Form 10-K are derived from audited financial statements not included in this Form 10-K.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract revenue	$—	$—	$—	$7,863	$5,357
License fee and milestone revenue	—	—	—	—	1,000

Total revenues	—	—	—	7,863	6,357

Operating expenses:
Research and development	23,053	38,034	39,152	26,102	21,997
General and administrative	8,617	9,202	11,560	6,082	2,533
Impairment of acquired workforce	1,365	—	—	—	—
Restructuring and other charges	6,118	21,956	—	—	—
Arbitration settlement	(3,600)	—	—	—	—

Total operating expenses	35,553	69,192	50,712	32,184	24,530

Operating loss	(35,553)	(69,192)	(50,712)	(24,321)	(18,173)
Interest income	703	2,843	5,699	1,372	963
Interest expense	(459)	(1,110)	(563)	(166)	(172)
Other income	856	93	—	—	—

Net loss	$(34,453)	$(67,366)	$(45,576)	$(23,115)	$(17,382)

Basic and diluted net loss per share	$(0.94)	$(2.29)	$(2.02)	$(21.62)	$(20.89)

Shares used to compute basic and diluted net loss per share	36,763	29,432	22,512	1,069	832

Pro forma basic and diluted net loss per share (unaudited)			$(1.67)	$(1.27)

Shares used to compute pro forma basic and diluted net loss per share (unaudited)			27,231	18,172

	As of December 31

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash deposits and short-term investments	$13,315	$35,470	$86,065	$31,429	$29,869
Working capital	15,191	29,629	86,142	25,743	21,279
Total assets	16,226	42,465	108,288	35,958	32,099
Long term obligations, less current portion	—	5,000	8,309	1,725	867
Accumulated deficit	(200,269)	(165,816)	(98,450)	(52,874)	(29,759)
Total stockholders’ equity	15,480	26,212	89,955	27,914	22,498

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risks Related To Our Business” and elsewhere in this Form 10-K. All forward-looking statements included in this document are based on information available to us on the date of this document and we assume no obligation to update any forward looking statements contained in this Form 10-K.

Overview

      IntraBiotics Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing iseganan HCl oral solution for the prevention of ventilator-associated pneumonia (VAP).

      In 2002, we focused our resources mainly on developing iseganan HCl for the prevention of ulcerative oral mucositis. The top-line results of our 545-patient phase III clinical trial of iseganan HCl oral solution to treat patients undergoing radiotherapy to prevent or reduce ulcerative oral mucositis showed no significant difference between iseganan and placebo in the primary or secondary end-points. The top-line results of our 509-patient phase III clinical trial of iseganan HCl oral solution to treat patients undergoing aggressive chemotherapy to prevent or reduce ulcerative oral mucositis showed no significant difference between iseganan and placebo in the primary end-point. Iseganan appears to be safe when applied to the oral cavity. We are not pursuing further development of iseganan HCl to treat oral mucositis.

      Previously, we completed two earlier stage trials for other indications of iseganan HCl to prevent pneumonia in patients requiring breathing assistance from a mechanical ventilator and to treat respiratory infections in patients with cystic fibrosis. We believe the data from each of these trials support the advancement to the next stage of human clinical testing for each of these two indications. In February 2003, we announced plans to launch a 500 patient phase II/III clinical study of iseganan HCl for the prevention of VAP. We recently concluded a productive meeting with the FDA to discuss the development of iseganan for VAP and anticipate enrolling the first patient before the end of the third quarter 2003 if we obtain additional financing.

      Since commencing operations in 1994, we have not generated any revenue from product sales, and we have funded our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock in March 2000. During the quarter ended March 31, 2002, we completed a private placement of 5.9 million shares of common stock resulting in net proceeds of $13.9 million, and during the quarter ended June 30, 2002, we completed a private placement of 1.2 million shares of common stock to Ernest Mario, Ph.D. resulting in proceeds of $5.0 million. In addition, during the quarter ended June 30, 2002, we sold two pre-clinical anti-infective programs to Micrologix Biotech Inc., a Canadian company, for cash and 750,000 shares of Series A preferred shares of Micrologix, and recognized other income of $775,000. During the quarter ended September 30, 2002, we also recognized $200,000 of other income in connection with the redemption of 400,000 shares of Series A preferred shares of Micrologix, which was triggered by a milestone set forth in our agreement with Micrologix. We have incurred losses in each year since inception, and we expect to incur substantial losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. As of December 31, 2002, our accumulated deficit was approximately $200.3 million. We will need to raise additional funds in the future to continue our operations.

      In April 2002, we acquired Apothogen, Inc., a privately held pharmaceutical in-licensing company based in North Carolina. We issued 450,000 shares of its common stock in exchange for all of Apothogen’s outstanding capital stock. The total purchase price of $2.0 million was determined based on the average closing price of our common stock on the two days prior to the closing date, the closing date and two days after the closing date.

      We allocated the purchase price based on the relative fair value of the net tangible and intangible assets acquired. The amount of the purchase price in excess of the net tangible assets acquired of $1.7 million was allocated to acquired workforce, which was to be amortized over three years. The acquired workforce, net of amortization, of $1.4 million was deemed to be impaired after the negative results of the phase III trial of iseganan HC1 for the prevention of oral mucositis in cancer patients receiving chemotherapy were announced. The acquired workforce was comprised of sales and marketing management, and given there would be no drug approval in the near future, the acquired workforce was deemed impaired, and therefore written down to zero in December 2002.

      Concurrent with the closing of the acquisition, Ernest Mario, Ph.D. joined us as Chairman and Chief Executive Officer and purchased $5.0 million of newly issued shares of our common stock in a private placement at a purchase price per share of $4.01.

      In October 2002, we announced a restructuring plan, which included a significant reduction in force. As a result of the restructuring, we planned to reduce our expenses from approximately $7.5 million per quarter to approximately $1.5 million per quarter. The restructuring plan was substantially completed by year-end and included a reduction of approximately 26 positions, or 70% of our workforce. In addition, we terminated some of our contracts including our real estate leases, which we believe are not necessary for our future operations. We have recorded charges related to the impairment of equipment and acquired workforce totaling $1.6 million, which are included in operating expenses for the year ended December 31, 2002.

      In February 2003, we entered into agreements with certain investors providing for the issuance, in a private placement financing, subject to shareholder approval, of newly created Series A convertible preferred stock, and warrants to purchase common stock, for an aggregate gross purchase price of $3.5 million. The primary purpose of completing the private placement is to provide funds to allow us to conduct and complete our clinical trial of iseganan HCl for the prevention of VAP. A special meeting of stockholders at which the approval and ratification of the private placement is solicited is scheduled to take place on April 3, 2003. If the stockholders approve the transaction, we anticipate completing the private placement during the second quarter 2003. On March 19, 2003, we received an alternative financing proposal from Mr. C. Robert Coates. We are currently evaluating Mr. Coates’ proposal.

Critical Accounting Policies

Estimates

      Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to clinical trial accruals, restructuring accruals and stock based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Impairment of Long-Lived Assets

      Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the assets and their eventual disposition. In the event that such cash flows are insufficient to recover the carrying amount of the assets, the assets are written down to the estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

Clinical Trial Accruals

      Our accrued costs for clinical trial activities performed by contract research organizations are based upon estimates of the percentage of work completed over the life of the individual study. These estimates may or may not match the actual services performed by the organization as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible, however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods. All such costs are charged to R&D expense as incurred.

Restructuring charges

      Our restructuring charges include our estimate of the costs for terminated employees in accordance with EITF 94-3 and related interpretations. We continue to monitor the actual costs and expected remaining obligations in connection with our restructuring plan, and revise the estimates accordingly. Severance estimates were determined based on our assessment of remaining payroll and employee benefits for the employees involved.

Results of Operations

Comparison of Years Ended December 31, 2002 and 2001

     Revenues

      IntraBiotics had no product sales or contract revenue for the years ended December 31, 2002 and 2001. We do not anticipate any product revenue in the near future.

Expenses

Research and Development

      Research and development expenses decreased to $23.1 million for the year ended December 31, 2002 compared to $38.0 million for the same period in 2001. The decrease primarily consists of decreases of $5.1 million in salaries and benefits, $6.7 million of outside services related to clinical trials and $2.1 million of license fees. During 2001, we commenced a research and technology licensing agreement with New Chemical Entities, Inc. (now Albany Molecular Research, Inc. (AMRI)) and with Diversa Corporation. In conjunction with the May 2001 restructuring, we terminated or restructured research and licensing collaborations with AMRI, Biosearch Italia, S.p.A., Cetek Corporation and Diversa Corporation. The total research and development expenses incurred in 2001 in conjunction with these collaborations were $4.5 million of which $1.75 million was charged to research and development and $2.75 million was charged to restructuring. In addition, we issued 700,000 warrants to Diversa Corporation, valued at $560,000, which was also charged to restructuring. Research and development expenses include salaries for research and development personnel, contractor and clinical trial site fees, drug substance, building and equipment costs, supplies, collaboration expenses, administrative expenses and allocations of corporate costs. In 2002, approximately 58% of research and development expenses were for various contractor and clinical trial site fees compared to 50% in 2001. Included in research and development expenses are non-cash stock compensation charges of $656,000 and $1.5 million in 2002 and 2001, respectively.

      During 2002, we completed two phase III clinical studies. We are no longer developing iseganan HCl oral solution for the reduction in incidence and severity of ulcerative oral mucositis. Subsequent to our October 2002 restructuring, we terminated our supply agreement with PolyPeptide Laboratories for iseganan HCl manufacturing. As a result of this termination agreement, during the quarter ended December 31, 2002, we have expensed $4.8 million related to the delivery of lots H, J, K and L, and recorded a prepaid for drug substance of $2.4 million as of December 31, 2002, which will be expensed upon delivery of lots I1-I3.

      Research and development expenses may increase in the future if we are able to advance new and existing product candidates into later stages of clinical development. For example, we anticipate that the initiation of our phase II/ III clinical trial for VAP will result in increased research and development expenses, compared to expenses incurred when no clinical trial is in progress. The commencement and completion of our clinical trials may be delayed by many factors, including: slower than expected rate of patient enrollment; our inability to adequately obtain data about patients after their treatment in our clinical trials; additional regulatory requests; inability to manufacture sufficient quantities of materials used for clinical trials or unforeseen safety issues. As a result, our research and development expenses may also fluctuate. Our future capital requirements will depend on many factors, including the timing, cost, extent and results of clinical trials, payments associated with manufacturing scale-up, the costs and timing of regulatory approvals, costs associated with researching drug candidates, securing in-licensing opportunities and conducting pre-clinical research.

General and Administrative

      General and administrative expenses decreased to $8.6 million for the year ended December 31, 2002, compared to $9.2 million for the same period in 2001. The decrease was primarily attributed to the restructuring implemented in May 2001 with a large percentage attributable to costs related to the reduction in headcount for all of 2002. This decrease was partially offset due to the acquisition of Apothogen in April 2002, as general and administrative headcount was increased as a result of the acquisition. General and administrative expenses include salaries for administrative personnel, outside contractors, travel costs, legal fees, building and equipment costs, supplies and other general administrative expenses. Included in general and administrative expenses are non-cash stock compensation charges of $1.7 million and $1.4 million in 2002 and 2001, respectively. In addition, approximately $344,000 was incurred in conjunction with the termination of our property leases at 1245 and 1255 Terra Bella Avenue, Mountain View, California during the fourth quarter of 2002.

      During November 2001, we entered into an agreement to modify the vesting of the former CEO’s unvested stock options so that a portion of his unvested options would vest upon his departure in January 2002, and the remaining options would continue to vest over a consulting period. In connection with this modification, compensation expense of $413,000, including the amortization of $408,000 of previously recorded deferred stock compensation associated with the awards, was recorded in general and administrative expense in the year ended December 31, 2001. In connection with this modification, compensation expense of $155,000, including the amortization expense of $112,000 of previously recorded deferred stock compensation associated with the awards, was recorded in general and administrative expense in the year ended December 31, 2002. We expect to continue to record consulting expense through July 31, 2003 related to the periodic revaluation of these stock options as they vest in accordance with EITF 96-18. In addition, in 2003, we will amortize the remaining deferred stock compensation originally recorded in connection with these options, of approximately $57,000.

Restructuring and Other Charges

      In October 2002 we announced a restructuring plan as a result of the failure of two phase III clinical trials. This plan reduced headcount by 26 employees, or 70% of the workforce. We recorded restructuring charges of $848,000 for severance costs of which, $784,000 was paid as of December 31, 2002. No other charges were incurred as a result of the restructuring plan. At December 31, 2002, there were no remaining employees working who were affected by the restructuring plan. The remaining accrued severance as of December 31, 2002 of $64,000 remains in the liability account and was paid in January 2003 to employees who left the company in December 2002. As of December 31, 2002, we had 11 full-time employees.

      In May 2001, we implemented a restructuring plan intended to conserve capital and focus resources on the development of iseganan HCl. As a result of this restructuring plan, we recorded restructuring charges of $10.1 million and asset write down charges of $11.8 million for a total of approximately $22.0 in the second quarter of 2001. The $10.1 million restructuring charge was for costs incurred in work force reduction of $2.9 million, the termination of collaboration agreements of $4.1 million and facilities consolidation $3.2 million.

      For the year ended December 31, 2001, we paid $8.9 million of the restructuring charges in cash, primarily in severance costs to approximately 90 employees, rent payments on vacant buildings, and termination fees on collaboration agreements, and also expensed $560,000 for warrants issued as part of a collaboration agreement termination.

      The May 2001 restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% of our previous workforce of 127 employees. All of the terminated employees left in 2001. The estimated costs for terminated employees were reduced by $236,000 in the fourth quarter of 2001, as no remaining severance amounts were payable. In the quarter ended March 30, 2002 we received a refund for workers comp insurance of approximately $75,000 related to employees terminated as a result of the May 2001 reduction in force, which was recorded as an adjustment to reflect a revised estimate of the restructuring charges.

      The May 2001 restructuring also included the termination of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California. The estimated costs associated with terminated collaboration agreements were increased by $483,000 in the fourth quarter of 2001 and $166,000 in 2002. There are no remaining amounts payable for such agreements and costs at December 31, 2002.

      We vacated three facilities in Mountain View, California as a part of the May 2001 restructuring plan, comprising 142,000 square feet. One of the vacated facilities was subleased during 2001, and the landlord took another back, with no continuing obligation to us. In the fourth quarter of 2001, an adjustment was made to increase restructuring charges associated with facilities consolidation by $1.9 million for additional costs related the third vacated facility. In November 2002, we reached agreements with the landlords of this building and the facility, which we had subleased, to terminate the leases. The additional expense recorded during in 2002 was $5.2 million and included cash payments, the issuance of common stock and the write-off of a deferred rent balance. At December 31, 2002, we had no further lease obligations and hence, there are no accrued restructuring charges related to these facilities.

      Additionally as a part of the May 2001 restructure plan, we wrote down to estimated fair value $11.8 million of leasehold improvements, laboratory equipment, computers and other assets that were no longer being used. In the fourth quarter of 2001, we received proceeds from the disposition of certain leasehold improvements and other assets previously written down, in excess of the amounts originally estimated, and as a result recognized a gain of $2.2 million in the fourth quarter of 2001 in restructuring and other charges in the statement of operations.

Arbitration Settlement

      The arbitration between us and the contract vendor relating to a drug dispensing error in iseganan HCI oral solution phase III clinical trials was resolved amicably in January 2002. We received $3.6 million in the settlement.

Interest Income and Expense

      Interest income decreased to $703,000 for the year ended December 31, 2002 from $2.8 million for the same period in 2001. The decrease in interest income resulted from the decrease in average cash and investment balances as well as a decline in interest rates.

      Interest expense decreased to $459,000 for the year ended December 31, 2002 from $1.1 million for the same period in 2001. The decrease was primarily attributed to a repayment of our line of credit and bank loan in October 2002, as well as a reduction in the interest rate on our line of credit.

Other Income

      In May 2002, the we completed the sale of two pre-clinical anti-infective programs to Micrologix Biotech Inc., a Canadian company, for cash and 750,000 shares of Series A preferred shares of Micrologix, and recognized other income of $775,000. The Series A preferred shares are redeemable at $1 per share or convertible into common stock at the election of Micrologix upon the occurrence of certain time and achievement milestones. During the quarter ended September 30, 2002, $200,000 of other income was recognized in connection with the redemption of 400,000 shares of Series A preferred shares of Micrologix, which was triggered by a milestone set forth in the sales agreement with Micrologix.

Comparison of Years Ended December 31, 2001 and 2000

Revenues

      IntraBiotics had no product sales or contract revenue for the years ended December 31, 2001 and 2000.

Expenses

Research and Development

      Research and development expenses decreased to $38.0 million for the year ended December 31, 2001 compared to $39.2 million for the same period in 2000. As we have advanced our product candidate into later stage clinical trials, our related expenses generally have increased. The decrease in clinical trial costs in 2001 is a result of a significant reduction in our research expenditures in an effort to focus our resources on our iseganan HCl development program, especially following the restructuring implemented in May 2001. In the second half of 2001, research and development expenses were $12.5 million (relating to the iseganan HCl for the prevention of oral mucositis program) compared to $25.5 million in the first half of 2001. These costs include salaries for research and development personnel, contractor and clinical trial site fees, building and equipment costs, supplies, administrative expenses and allocations of corporate costs. In 2001 approximately 50% of research and development expenses were for various contractor and clinical trial site fees. Included in research and development expenses are non-cash stock compensation charges of $1.5 million and $1.8 million in 2001 and 2000, respectively.

      See “Research and Development” in the “Comparison of Years Ended December 31, 2002 and 2001” portion of the MD&A for a detailed discussion of 2001 activities.

General and Administrative

      General and administrative expenses decreased to $9.2 million for the year ended December 31, 2001, compared to $11.6 million for the same period in 2000. The decrease was primarily attributed to the restructuring in May 2001 with a large percentage attributable to costs related to headcount. In the second half of 2001, general and administrative expenses were $2.3 million compared to $6.9 million in the first half of 2001. These costs include salaries for administrative personnel, outside contractors, legal fees, accounting fees, building and equipment costs, supplies and other general administrative expenses. Included in general and administrative expenses are non-cash stock compensation charges of $1.4 million and $1.4 million in 2001 and 2000, respectively.

      See “General and administrative” in the “Comparison of Years Ended December 31, 2002 and 2001” portion of the MD&A for a detailed discussion of 2001 activities.

Restructuring and other charges

      See “Restructuring and other charges” in the “Comparison of Years Ended December 31, 2002 and 2001” portion of the MD&A. There were no restructuring charges in the year 2000.

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

Income Taxes

      Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2002, we had net operating loss carryforwards for federal and state income tax purposes of approximately $180.0 million and $40.0 million, respectively. We also had federal and state research and development tax credits of approximately $1.9 million and $1.8 million, respectively. If not utilized, the net operating losses and credits will expire in the years 2004 through 2022. Utilization of net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of our net operating losses and credit carryforwards before they can be used. Please read Note 10 of the Notes to the Financial Statements included in Item 8 of this Form 10-K for further information.

Liquidity and Capital Resources

      In February 2003, we entered into agreements with certain investors providing for the issuance, in a private placement financing, subject to shareholder approval, of newly created Series A convertible preferred stock, and warrants to purchase common stock, for an aggregate gross purchase price of $3.5 million. The primary purpose of completing the private placement is to provide funds to allow us to conduct and complete our clinical trial of iseganan HCl for the prevention of VAP. A special meeting of stockholders at which the approval and ratification of the private placement is solicited is scheduled to take place on April 3, 2003. If the stockholders approve the transaction, we anticipate completing the private placement during the second quarter 2003. On March 19, 2003, we received an alternative financing proposal from Mr. C. Robert Coates. We are currently evaluating Mr. Coates’ proposal.

      During the quarter ended March 31, 2002, we sold 5.9 million shares of common stock in a private placement resulting in net cash proceeds of approximately $13.9 million. Also during the quarter ended March 31, 2002, we received cash of $3.6 million in settlement of our arbitration with a contract vendor relating to a drug dispensing error in iseganan HCl oral solution phase III clinical trials. During the quarter ended June 30, 2002, we completed a private placement of 1.2 million shares of common stock to Ernest Mario, Ph.D. resulting in net proceeds of $5.0 million. In the initial public offering, which was completed in March 2000 we sold 7.5 million shares of common stock at a price of $15.00 per share. Net proceeds from the initial public offering were approximately $103.3 million. Prior to our initial public offering, we had financed our operations primarily through private placements of preferred stock and warrants, funds received from our prior collaboration with Pharmacia & Upjohn S.p.A. and the proceeds of equipment financings. Through December 31, 1999, we had raised aggregate net proceeds from the sale of preferred stock and warrants of $79.6 million. Prior to termination of the Pharmacia & Upjohn S.p.A. agreement, we received an aggregate of $21.4 million in cash payments under this agreement, of which $1.7 million of unused development funding was returned to Pharmacia & Upjohn S.p.A. in 2000.

      Cash, cash equivalents, restricted cash and short-term investments were $13.3 million at December 31, 2002, compared to $35.5 million at December 31, 2001. On December 31, 2002, we had restricted cash of $250,000 compared to $7.5 million at December 31, 2001. The $250,000 of restricted cash consists of a certificate of deposit guaranteeing a standby letter of credit for product supplies. The reduction in restricted cash is due to the release of funds in connection with debt and lease terminations.

      Net of restricted cash, our cash, cash equivalents and short-term investments on December 31, 2002 were $13.1 million compared to $28.0 million at December 31, 2001.

      Net cash used for operating activities was $26.3 million for the year ended December 31, 2002, $53.6 million for the year ended December 31, 2001 and $50.4 million for the year ended December 31, 2000. The decrease from 2001 to 2002 was a result of decreased net losses, primarily due to the $22.0 million of restructuring expense recorded in May 2001, the effect of May 2001 restructuring in reducing overall headcount for 2002 and the completion of two of the phase III trials during 2002. The increase from 2000 to 2001 was primarily due to increased research and development activity and the cost of the restructuring plan implemented in May 2001.

      Net cash provided by (used in) investing activities was $(1.6) million for the year ended December 31, 2002, $44.7 million for the year ended December 31, 2001 and $(42.7) million for the year ended December 31, 2000. The decrease in the cash used by investing activities in 2002 from the cash provided by investing activities in 2001 is reflected in the maturities of short-term investments of $51.8 million in 2001. The increase in cash provided by investing activities in 2001 from a use of cash in 2000 was also due to the maturities of short-term investments used to fund our operations in 2001.

      Net cash provided by (used in) financing activities was $10.1 million for the year ended December 31, 2002, $(2.1) million for the year ended December 31, 2001 and $113.5 million for the year ended December 31, 2000. The cash provided by financing activities in 2002 was due to the issuance of 7.1 million shares of common stock in private placements and the issuance of 300,000 shares of common stock upon exercise of options for a total of $19.5 million, offset by $9.4 million paid to Silicon Valley Bank (SVB) during the fourth quarter of 2002, for principal and interest payments to retire our corporate debt. The cash used in financing activities in 2001 was primarily due to payments on financing obligations partially offset by proceeds from financing obligations. The cash provided by financing activities for the year ended December 31, 2000 was due to the issuance of common stock, including net proceeds of $103.3 million from the initial public offering, and proceeds of $10.8 million from equipment lease financing arrangements, partially offset by payments on these obligations.

      In August 2001, we refinanced all of the existing financing obligations by entering into a new line of credit of $2.5 million and term loan agreement of $7.5 million with SVB. The interest rate varied according to the prime rate. On October 10, 2002, we repaid to SVB, the $2.5 million line of credit and the remaining $5.5 million balance of the $7.5 million term loan at which time the restriction on the $2.5 million certificate of deposit was released. At December 31, 2002, the Company had no obligations to SVB.

      At December 31, 2002, we had no lease commitments on facilities. In February 2003, we entered into an agreement to lease a facility under an operating lease agreement, which expires in June 2004. Under the terms of this lease we are committed to pay approximately $84,000 in 2003 and $43,000 in 2004.

      The following are future contractual commitments at December 31, 2002, (in thousands):

	Payments Due by Period

Contractual Commitment	Total	1 year	2-3 years	4-5 years	Thereafter

Consultant payments	$220	$220	$—	$—	$—
Polypeptide Labs	540	340	100	100	—

Total contractual commitments	$760	$560	$100	$100	$—

      The $540,000 commitment to Polypeptide Labs represents, in year one, the payment of $250,000 for drug substance, $40,000 for a completion report, and $50,000 fee for storage of drug substance and for future years the remaining $200,000 represents storage fees for our drug substance.

      We have an obligation to pay ongoing consulting payments to a former officer during 2003 totaling approximately $220,000.

      We expect to continue to incur substantial operating losses. We believe that existing capital resources will be sufficient to fund our operations for at least the next 15 months. In addition, in February 2003, we entered into agreements to sell to certain investors, in a private placement, Series A preferred stock and warrants to purchase common stock, subject to stockholder approval and ratification of the transaction. If we are able to secure stockholder approval, and the transaction is successfully completed, we will receive aggregate gross proceeds of approximately $3.5 million. We believe that this additional capital would be sufficient to meet our operating and capital needs for an additional three months. However, we cannot assure you that the stockholders will approve the transaction, or that our current estimates and assumptions will remain unchanged. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Our future capital requirements will depend on many factors, including:

•	The timing, delay, cost, extent and results of clinical trials;

•	Future opportunities for raising capital;

•	Payments to third parties for manufacturing scale up;

•	The costs and timing of regulatory approvals;

•	The costs of establishing sales, marketing and distribution capabilities; and

•	The progress of our development activities.

      Until we can generate sufficient cash from our operations, which we do not expect for the foreseeable future, we expect to finance future cash needs through private and public financings, including equity financings. We cannot be certain that additional funding will be available when needed or on favorable terms. If additional funding is not available, we may need to delay or curtail our development and clinical trial activities to a significant extent.

Recent Accounting Pronouncements

      In August 2002, the Financial Accounting Standards Board issued Statement No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring) and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. The adoption of the statement on January 1, 2003 will not impact the Company’s financial statements through December 31, 2002.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim and annual periods ending after December 31, 2002. This interpretation does not currently have any impact on our financial position, results of operations or disclosure.

      In December 2002, the FASB issued Statement No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal year 2002. We have elected to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee and director stock options. See “Stock-based compensation” in Note 2 of our Notes to Consolidated Financial Statements for disclosures required by SFAS 148.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe there will be material effect upon our financial condition or results of operations from the adoption of the provisions of FIN 46.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. We own financial instruments that are sensitive to market risks as part of our investment portfolio. To minimize this risk, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds and certificates of deposit. The average duration of all our investments in fiscal 2002 and 2001 was less than one year. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2002 and 2001. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

      The following table summarizes the average interest rate and fair market value of the short-term investments held by us as of December 31, 2002, 2001 and 2000 (in thousands).

		Fair Market	Average
Available for sale securities:	Total Cost	Value	Interest Rate

December 31, 2002	$2,895	$2,895	1.83%
December 31, 2001	$—	$—	—
December 31, 2000	$45,525	$45,711	7.10%

Item 8.	Financial Statements and Supplementary Data

INTRABIOTICS PHARMACEUTICALS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of

IntraBiotics Pharmaceuticals, Inc.

      We have audited the accompanying balance sheets of IntraBiotics Pharmaceuticals, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntraBiotics Pharmaceuticals, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 31, 2003

INTRABIOTICS PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$10,170	$27,982
Restricted cash deposits	250	7,488
Short-term investments	2,895	—
Prepaid drug substance	2,375	1,900
Prepaid expenses	247	3,512

Total current assets	15,937	40,882
Property and equipment, net	112	1,540
Other assets	177	43

Total assets	$16,226	$42,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$345	$515
Accrued clinical costs	—	1,663
Accrued employee liabilities	135	610
Accrued restructuring charges	64	2,861
Deferred rent	—	618
Other accrued liabilities	202	611
Current financing obligations	—	4,375

Total current liabilities	746	11,253
Long-term financing obligations	—	5,000
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 convertible shares authorized at December 31, 2002 and 2001; no shares outstanding at December 31, 2002 and 2001	—	—
Common stock, $0.001 par value:
50,000,000 shares authorized at December 31, 2002 and 2001; 39,225,824 and 29,798,203 shares issued and outstanding at December 31, 2002 and 2001, repectively	39	30
Additional paid-in capital	216,430	196,575
Deferred stock compensation	(720)	(4,577)
Accumulated deficit	(200,269)	(165,816)

Total stockholders’ equity	15,480	26,212

Total liabilities and stockholders’ equity	$16,226	$42,465

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Operating expenses:
Research and development	$23,053	$38,034	$39,152
General and administrative	8,617	9,202	11,560
Impairment of acquired workforce	1,365	—	—
Restructuring and other charges	6,118	21,956	—
Arbitration settlement	(3,600)	—	—

Total operating expenses	35,553	69,192	50,712

Operating loss	(35,553)	(69,192)	(50,712)
Interest income	703	2,843	5,699
Interest expense	(459)	(1,110)	(563)
Other income	856	93	—

Net loss	$(34,453)	$(67,366)	$(45,576)

Basic and diluted net loss per share	$(0.94)	$(2.29)	$(2.02)

Shares used to compute basic and diluted net loss per share	36,763	29,432	22,512

Pro forma basic and diluted net loss per share (unaudited)			$(1.67)

Shares used to compute pro forma basic and diluted net loss per share (unaudited)			27,231

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
	Convertible		Additional	Deferred	Other		Total
	Preferred	Common	Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Stock	Stock	Capital	Compensation	Income (Loss)	Deficit	Equity

Balances at December 31, 1999	$79,609	$1	$13,828	$(12,650)	$—	$(52,874)	$27,914
Conversion of preferred stock to 19,742 shares of common stock at the initial public offering	(79,609)	20	79,589	—	—	—	—
Initial public offering of 7,500 shares of common stock for cash (net of issuance costs of $9,221)	—	7	103,272	—	—	—	103,279
Issuance of 532 shares of common stock upon exercise of options for cash	—	1	549	—	—	—	550
Issuance of 34 shares of common stock upon net exercise of warrants	—	—	—	—	—	—	—
Issuance of 49 shares of common stock for the employee stock purchase plan for cash	—	—	403	—	—	—	403
Issuance of warrants to purchase 10 shares of common stock	—	—	25	—	—	—	25
Deferred stock compensation	—	—	722	(722)	—	—	—
Amortization of deferred stock compensation	—	—	—	3,174	—	—	3,174
Comprehensive loss:
Net loss	—	—	—	—	—	(45,576)	(45,576)
Unrealized gain on securities	—	—	—	—	186	—	186

Comprehensive loss							(45,390)

Balances at December 31, 2000	—	29	198,388	(10,198)	186	(98,450)	89,955
Issuance of 543 shares of common stock upon exercise of options for cash	—	1	434	—	—	—	435
Stock compensation for consultant services	—	—	5	—	—	—	5
Issuance of 30 shares of common stock for the employee stock purchase plan for cash	—	—	36	—	—	—	36
Issuance of warrants to purchase 700 shares of common stock	—	—	560	—	—	—	560
Issuance of 29 shares of common stock for employee services	—	—	39	—	—	—	39
Amortization of deferred stock compensation	—	—	—	2,734	—	—	2,734
Cancellation of stock options related to employee terminations	—	—	(2,887)	2,887	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(67,366)	(67,366)
Unrealized gain on securities	—	—	—	—	(186)	—	(186)

							(67,552)

Balances at December 31, 2001	—	30	196,575	(4,577)	—	(165,816)	26,212
Issuance of 347 shares of common stock upon exercise of options for cash	—	—	471	—	—	—	471
Issuance of 7,147 shares of common stock on private placement for cash	—	7	18,974	—	—	—	18,981
Issuance of 450 shares of common stock on acquisition of Apothogen Inc.	—	1	1,923	—	—	—	1,924
Stock compensation for consultant services	—	—	512	—	—	—	512
Issuance of 13 shares of common stock for the employee stock purchase plan for cash	—	—	10	—	—	—	10
Issuance of warrants to purchase 50 shares of common stock	—	—	7	—	—	—	7
Issuance of 1,475 shares of common stock for services	—	1	544	—	—	—	545
Amortization of deferred stock compensation	—	—	—	1,271	—	—	1,271
Cancellation of stock options related to employee terminations	—	—	(2,586)	2,586	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(34,453)	(34,453)

Balances at December 31, 2002	$—	$39	$216,430	$(720)	$—	$(200,269)	$15,480

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Operating activities
Net loss	$(34,453)	$(67,366)	$(45,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	1,271	2,734	3,174
Write down of property and equipment	274	9,658	—
Fair value of warrants issued	7	560	25
Depreciation and amortization	725	1,690	1,512
Stock compensation expense	1,057	44	—
Amortization of acquired workforce	329	—	—
Gain on sale of pre-clinical programs and other assets	(975)	—	—
Write down of acquired workforce	1,365	—	—
Change in assets and liabilities:
Restricted cash	7,238	(6,117)	(1,021)
Other current assets	3,087	4,689	(9,468)
Other assets	41	23	2
Accounts payable	(245)	(1,341)	(615)
Accrued clinical liabilities	(1,663)	(1,573)	2,320
Accrued employee liabilities	(475)	(46)	304
Accrued restructuring charges	(2,797)	2,861	—
Deferred rent	(618)	384	234
Other accrued liabilities	(515)	198	406
Amount payable to contract partner	—	—	(1,677)

Net cash used in operating activities	(26,347)	(53,602)	(50,380)
Investing activities
Capital expenditures	(41)	(3,665)	(9,740)
Proceeds from sale of property and equipment	526	2,833	—
Proceeds from sale of pre-clinical programs and other assets	800	—	—
Purchase of short-term investments	(2,895)	(6,296)	(61,453)
Maturities of short-term investments	—	51,821	28,495
Cash received in acquisition of subsidiary	58	—	—

Net cash provided by (used in) investing activities	(1,552)	44,693	(42,698)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	19,462	471	104,232
Proceeds from financing obligations	—	11,209	10,833
Payments on financing obligations	(9,375)	(13,772)	(1,516)

Net cash provided by (used in) financing activities	10,087	(2,092)	113,549

Net (decrease)/increase in cash and cash equivalents	(17,812)	(11,001)	20,471
Cash and cash equivalents at beginning of period	27,982	38,983	18,512

Cash and cash equivalents at end of period	$10,170	$27,982	$38,983

Supplemental disclosures of cash flow information
Interest paid	$459	$1,110	$563

Supplemental disclosure of non-cash information
Conversion of preferred stock to common stock	$—	$—	$79,609

Net deferred stock compensation (cancelations due to employee termination)	$(2,586)	$(2,887)	$722

Other assets received from sale of pre-clinical programs	$375	$—	$—

Cash flow for acquisition of subsidiary
Acquired workforce	$1,694
Other current assets acquired	297
Property and equipment acquired	56
Liabilities assumed	(75)
Acquisition costs incurred	(106)
Common stock issued	(1,924)

Cash received in acquisition	$(58)

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1.     Description of Business

      IntraBiotics Pharmaceuticals, Inc. (“IntraBiotics” or the “Company”), was incorporated in the state of Delaware on January 19, 1994. IntraBiotics is focused on developing iseganan HCl oral solution for the prevention of ventilator-associated pneumonia (VAP). The Company has devoted substantially all of its efforts and resources since incorporation to research and development related to its antimicrobial products.

      The Company has funded its operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements, the sale of two pre-clinical anti-infective programs, and the Company’s initial public offering of common stock in March 2000. Prior to achieving profitable operations, the Company intends to fund operations principally through private and public financings, including equity financings.

      On March 27, 2000, the Company completed its initial public offering of common stock in which it sold 7,500,000 shares of common stock at a price of $15.00 per share. Net proceeds to the Company from the initial public offering were approximately $103.3 million.

      In February 2002, the Company completed a private placement of 5.9 million shares of common stock resulting in net proceeds of $13.9 million, and in April 2002, the Company completed a private placement of 1.2 million shares of common stock to Ernest Mario, Ph.D. resulting in proceeds of $5.0 million.

      The Company expects available cash and cash equivalents, short-term investments and restricted cash of $13.3 million at December 31, 2002 will be adequate to fund operations through December 2003 assuming cost containment measures are effective. The Company may require additional financing resources to complete development and commercialization of its product. Management plans to continue to finance the Company’s operations primarily through issuance of equity securities. Prior to product commercialization, if the financing arrangements contemplated by the Company are not consummated, the Company may have to seek other sources of capital or re-evaluate its operating plans. The Company intends to seek additional funding through public or private equity or debt financing, when market conditions allow. There can be no assurance that the Company will be able to enter into financing arrangements on acceptable terms in the future, if at all.

2.     Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including amounts accrued for clinical trial costs, accrued restructuring charges, and stock based compensation.

      The Company’s estimate of the accrued costs is based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents and short-term investments include money market funds and certificates of deposit. All cash equivalents and short-term investments are classified as available-for-sale and mature within one year.

      The Company’s investment securities are recorded at their fair market value, based on quoted market values, with any unrealized gains and losses recorded as a separate component of stockholders’ equity and

NOTES TO FINANCIAL STATEMENTS — (Continued)

included in other comprehensive loss. At December 31, 2002 and 2001, there were no unrealized gains or losses on available-for-sale securities. The cost of securities when sold is based upon specific identification. For the years ended December 31, 2002, 2001, and 2000, there were no gross realized gains and losses on available-for-sale securities.

      At December 31, 2002, the Company’s investment portfolio consists of money market funds of $6.7 million, which are recorded as cash equivalents and certificates of deposit of $2.9 million, which are recorded as short-term investments.

      At December 31, 2001, the Company investment portfolio consists of money market funds of $26.4 million, which are recorded as cash equivalents.

Restricted Cash

      Restricted cash at December 31, 2002 was $250,000, which has been pledged to a supplier for drug substance that is expected to be delivered in 2003. Restricted cash at December 31, 2001 was $7.5 million, which consisted of $3.0 million pledged to a supplier for drug substance, $2.5 million pledged as security on a line of credit which was paid off in 2002, and $2.0 million pledged as security deposits on leased facilities.

Fair Value of Financial Instruments

      The fair value of financial instruments, including cash and cash equivalents, short-term investments, and financing obligations, which have variable rates, approximate their carrying value.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation, which is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are depreciated over the terms of the building leases.

Restructuring Charges

      The Company’s restructuring charges include an estimate of the costs for terminated employees in accordance with EITF 94-3 and related interpretations. The Company continues to monitor the actual costs and expected remaining obligations in connection with our restructuring plan, and revise the estimates accordingly. Severance estimates were determined based on our assessment of remaining payroll and employee benefits for the employees involved.

Impairment of Long-Lived Assets

      Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is generally based on an estimate of undiscounted cash flows resulting from the use of the assets and their eventual disposition. In the event that such cash flows are insufficient to recover the carrying amount of the assets, the assets are written down to the estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

costs. Independent research and development costs and costs associated with collaborative research and development arrangements are charged to expense as incurred.

      The Company relies on contract manufacturers to manufacture the bulk drug substance and formulated drug product on a commercial scale. The Company depends on these single-source contract manufacturers to produce products for use in its clinical trial. If these contract manufacturers are unable or fail to produce the required quantities of iseganan HCl for clinical use or commercial sale on a timely basis, at commercially reasonable prices, and with sufficient purity, the Company will not have sufficient quantities to complete current and future clinical trials, or to meet commercial demand.

Clinical Trial Accruals

      The Company’s accrued costs for clinical trial activities performed by contract research organizations are based upon estimates of the percentage of work completed over the life of the individual study. These estimates may or may not match the actual services performed by the organization as determined by patient enrollment levels and related activities. The Company monitors patient enrollment levels and related activities to the extent possible, however, if the company underestimated activity levels associated with various studies at a given point in time, the company could record significant research and development expenses in future periods. All such costs are charged to R&D expense as incurred.

Stock-Based Compensation

      As permitted by SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized.

      When the exercise price of the employee or director stock options is less than the deemed fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference. Deferred compensation is being amortized on a straight-line basis over the vesting period of the original award, ranging from four to six years. Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123, and are recognized over the related service period and are periodically remeasured as the underlying options vest.

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. Future pro forma net income (loss) results may be materially different from actual amounts reported.

	Year Ended December 31

	2002	2001	2000

Net loss, as reported	$(34,453)	$(67,366)	$(45,576)
Add: Stock-based employee compensation expense included in reported net loss	1,271	2,734	3,174
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,084)	(5,895)	(5,350)

Pro forma net loss	$(39,266)	$(70,527)	$(47,752)

Earnings per share:
Basic and diluted — as reported	$(0.94)	$(2.29)	$(2.02)

Basic and diluted — pro forma	$(1.07)	$(2.40)	$(2.12)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Pro forma information regarding net loss is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model in 2002, 2001 and 2000 with the following weighted-average assumptions.

	Years Ended December 31,

	2002	2001	2000

Risk-free interest rates	2.89%	3.75%	6.00%
Volatility	1.00	0.75	0.75
Dividend yield	—	—	—
Expected life of option	5 years	5 years	5 years

Comprehensive Loss

      The Company’s comprehensive loss for the years ended December 31, 2002, 2001, and 2000 was $34.5 million, $67.6 million and $45.4 million, respectively. Other comprehensive loss for the year ended December 31, 2001 comprises net unrealized losses on available-for-sale securities of $186,000. Other comprehensive income for the year ended December 31, 2000 comprises net unrealized gains on available-for-sale securities of $186,000.

Net Loss Per Share

      Net loss per share has been computed according to Financial Accounting Standards Board Statement No. 128, “Earnings Per Share” (SFAS 128), which requires disclosure of basic and diluted earnings per share. Basic and diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (convertible preferred stock, stock options, and warrants) were antidilutive for all periods, they were not included in the computation of weighted-average shares used in computing diluted net loss per share.

      Pro forma basic and diluted net loss per share, as presented in the statements of operations, has been computed for the year ended December 31, 2000, as described above, and also gives effect to the conversion of the convertible preferred stock which automatically converted to common stock immediately prior to the completion of the Company’s initial public offering (using the if-converted method) from the original date of issuance.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net loss	$(34,453)	$(67,366)	$(45,576)

Shares used to compute basic and diluted net loss per share	36,763	29,432	22,512

Basic and diluted net loss per share	$(0.94)	$(2.29)	$(2.02)

Pro forma basic and diluted:
Shares used above			22,512
Pro forma adjustment to reflect weighted-average effect of conversion of preferred stock from the date of issuance			4,719

Total weighted-average shares of common stock outstanding			27,231

Pro forma basic and diluted net loss per share			$(1.67)

      The total number of shares excluded from the calculations of diluted net loss per share for stock options, warrants and convertible preferred stock were 8,326,136, 4,448,444, and 5,829,297 for the years ended December 31, 2002, 2001, and 2000, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share (see Note 8 for further information on these securities).

Reclassifications

      Certain reclassifications of prior year amounts have been made to conform to current year classifications. The total current liabilities amounts remain unchanged.

Recent Accounting Pronouncements

      In August 2002, the Financial Accounting Standards Board issued Statement No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring) and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. The adoption of the statement on January 1, 2003 will not impact the Company’s financial statements through December 31, 2002.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim and annual periods ending after December 31, 2002. This interpretation does not currently have any impact on our financial position, results of operations or disclosure.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In December 2002, the FASB issued Statement No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal year 2002. We have elected to follow the intrinsic value method of accounting as prescribed by APB 25 to account for employee and director stock options. See “Stock-based compensation” in Note 2 of our Notes to Consolidated Financial Statements for disclosures required by SFAS 148.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe there will be material effect upon our financial condition or results of operations from the adoption of the provisions of FIN 46.

3.     Collaboration Agreement with Pharmacia & Upjohn S.p.A.

      In October 1997, the Company entered into a collaboration agreement with Pharmacia & Upjohn S.p.A. (Pharmacia), to develop and commercialize the Company’s iseganan HCl (formerly known as Protegrin IB-367), on a worldwide basis.

      The Company mutually agreed with Pharmacia in July 1999 to terminate the agreement with funding through December 31, 1999. As a result of the termination, the Company has retained global rights to iseganan HCl. Pharmacia has no further obligations to pay future milestones or development expenses, or to purchase additional shares of common stock subsequent to the termination.

4.     Property and Equipment

      Property and equipment consist of the following (in thousands):

	December 31,

	2002	2001

Machinery and equipment	$258	$2,492
Furniture and fixtures	107	90
Leasehold improvements	16	982

	381	3,564
Less accumulated depreciation and amortization	(269)	(2,024)

Property and equipment, net	$112	$1,540

      Depreciation and amortization for property and equipment totaled $725,000, $1.7 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

5.     Commitments and Financing Obligations

      At December 31, 2002, the Company had no lease commitments on facilities. In prior periods, the Company leased its facilities under operating lease agreements, which were set to expire in July 2004 and

NOTES TO FINANCIAL STATEMENTS — (Continued)

April 2011. In November 2002, the Company reached agreements with its landlords to terminate all of its long-term leases. See Note 6 for further discussion. At December 31, 2001, the Company had restricted cash of $2.0 million, in connection with these facility leases.

      Total rent expense for the years ended December 31, 2002, 2001, and 2000 was approximately $3.0 million, $5.0 million, and $2.4 million, respectively. Of the $3.0 million rent expense in 2002, $2.5 million was included in restructuring charges. Of the $5.0 million rent expense in 2001, $3.2 million was included in restructuring charges.

      In August 2001, the Company refinanced all of the existing financing obligations by entering into a new line of credit of $2.5 million and term loan agreement of $7.5 million with Silicon Valley Bank (SVB). The interest rate varied according to the prime rate. On October 10, 2002, the Company repaid to SVB, the $2.5 million line of credit and the remaining $5.5 million balance of the $7.5 million term loan, at which time the restriction on the $2.5 million certificate of deposit was released. At December 31, 2002, the Company had no obligations to SVB.

      The weighted average interest rates of the financing obligations during 2002, 2001, and 2000 were 6.6%, 11.0% and 10.0%, respectively. The carrying value of the term loan obligation approximates fair value based on the fact that the interest rate on the obligation is variable.

      The Company has an obligation to pay ongoing consulting payments to a former officer of the Company during 2003 totaling approximately $220,000.

6.     Restructuring and Other Charges

      The Company’s restructuring charges include an estimate of the costs for terminated employees in accordance with EITF 94-3 and related interpretations. The Company continues to monitor the actual costs and expected remaining obligations in connection with our restructuring plan, and revise the estimates accordingly. Severance estimates were determined based on our assessment of remaining payroll and employee benefits for the employees involved.

      On May 31, 2001, the Company implemented a restructuring plan intended to conserve capital and focus resources. As a result of this restructuring plan, the Company recorded restructuring charges of $10.1 million and asset write down charges of $11.8 million for a total of approximately $22.0 in the second quarter of 2001. The $10.1 million restructuring charge was for costs incurred in work force reduction of $2.9 million, the termination of collaboration agreements of $4.1 million and facilities consolidation $3.2 million.

      For the year ended December 31, 2001, the Company paid $8.9 million of the restructuring charges in cash, primarily in severance costs to approximately 90 employees, rent payments on vacant buildings, and termination fees on collaboration agreements, and also expensed $560,000 for warrants issued as part of a collaboration agreement termination.

      The May 2001 restructuring included a reduction in force of approximately 90 positions in research and administration, or 71% of the Company’s previous workforce of 127 employees. All of the terminated employees left the Company in 2001. The estimated costs for terminated employees were reduced by $236,000 in the fourth quarter of 2001, as no remaining severance amounts were payable. In the quarter ended March 30, 2002, we received a refund for workers comp insurance of approximately $75,000 related to employees terminated as a result of the May 2001 reduction in force, which was recorded as an adjustment to reflect a revised estimate of the restructuring charges.

      The May 2001 restructuring also included the termination of certain research and development collaborations and the consolidation of operations into one existing facility in Mountain View, California. The estimated costs associated with terminated collaboration agreements were increased by $483,000 in the fourth quarter of 2001 and $166,000 in 2002. At December 31, 2002, there are no remaining amounts payable for such agreements and costs.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company vacated three facilities in Mountain View, California as a part of the May 2001 restructuring plan, comprising 142,000 square feet. One of the vacated facilities was sub-leased during 2001, and the landlord took another back, with no continuing obligation to the Company. In the fourth quarter of 2001, an adjustment was made to increase restructuring charges associated with facilities consolidation by $1.9 million for additional costs related to the third vacated facility. In November 2002, the Company reached agreements with the landlords of this building and the facility, which the Company had subleased to terminate the leases. The additional expense recorded in 2002 was $5.2 million and included cash payments, the issuance of common stock and the reclassification of a deferred liability. At December 31, 2002, the Company had no further lease obligations and hence, there are no accrued restructuring charges related to these facilities.

      Additionally as a part of the May 2001 restructure plan, the Company wrote down to estimated fair value $11.8 million of leasehold improvements, laboratory equipment, computers and other assets that were no longer being used. In the fourth quarter of 2001, the Company received proceeds from the disposition of certain leasehold improvements and other assets previously written down, in excess of the amounts originally estimated, and as a result recognized a gain of $2.2 million in the fourth quarter of 2001 in restructuring and other charges in the statement of operations.

      The May 2001 restructuring consist of the following activity (in thousands):

			Terminated
	Costs for		Collaboration
	Terminated	Facilities	Agreements
	Employees	Consolidation	and Other	Total

2001 Activity
Original restructuring charges	$2,911	$3,150	$4,060	$10,121
Cash refund (payments)	(2,675)	(2,219)	(3,983)	(8,877)
Non-cash expenses — issuance of warrants	—	—	(560)	(560)
Adjustment to reflect revised estimates	(236)	1,930	483	2,177

Accrued restructuring charges at December 31, 2001	—	2,861	—	2,861
2002 Activity
Cash refund (payments)	75	(8,464)	(166)	(8,555)
Non-cash expenses — issuance of common stock	—	(437)	—	(437)
Reclass deferred rent liability	—	861	—	861
Adjustment to reflect revised estimates	(75)	5,179	166	5,270

Accrued restructuring charges at December 31, 2002	$—	$—	$—	$—

      On October 14, 2002, the Company announced another restructuring plan as a result of the failure of two phase III clinical trials. This restructure plan reduced headcount by 26 employees in research and development and general and administrative, or 70% of the Company’s workforce. The Company recorded restructuring charges of $848,000 for severance costs of which $784,000 were paid as of December 31, 2002. No other charges were expensed as a result of the restructuring plan. At December 31, 2002 there were no remaining employees working who were affected by the restructuring plan. The remaining severance accrual as of December 31, 2002 of $64,000 was paid in January 2003 to employees who left the company in December 2002.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.     Acquisition

      In April 2002, the Company acquired Apothogen, Inc., a privately held pharmaceutical in-licensing company based in North Carolina. The Company issued 450,000 shares of its common stock in exchange for all of Apothogen’s outstanding capital stock. The total purchase price of $2.0 million was determined based on the average closing price of the Company’s stock on the two days prior to the closing date, the closing date and two days after the closing date.

      The Company allocated the purchase price based on the relative fair value of the net tangible and intangible assets acquired. The amount of the purchase price in excess of the net tangible assets acquired of $1.7 million was allocated to acquired workforce, which was to be amortized over three years. The acquired workforce, net of amortization, of $1.4 million was deemed to be impaired after the failed results of the phase III trial of iseganan HCl for the prevention of oral mucositis in cancer patients receiving chemotherapy were announced. The acquired workforce was comprised of sales and marketing management, and given there would be no drug approval in the near future, the acquired workforce was deemed impaired, and therefore written down to zero in December 2002.

      Concurrent with the closing of the acquisition, Ernest Mario, Ph.D. joined the Company as Chairman and Chief Executive Officer and purchased $5.0 million of newly issued shares of the Company’s common stock in a private placement at a purchase price per share of $4.01.

8.     Stockholders’ Equity

Common Stock Reserved for Future Issuance

      Shares of common stock of the Company reserved for future issuance at December 31, 2002 were as follows:

Equity incentive plans	9,660,411
Warrants	750,000
Employee stock purchase plan	456,252

Total shares reserved for future issuance	10,866,663

Convertible Preferred Stock

      The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, none of which was outstanding as of December 31, 2002 and 2001. At the time of the public offering in March 2000, the shares of convertible preferred stock then outstanding were converted, at a two-to-one ratio, automatically to common stock of the Company. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

Warrants

      In October 1999, the Company issued warrants to purchase 1,250,000 shares of the Company’s Series H preferred stock at an exercise price of $5.00 per share. These warrants were issued in connection with the Series H preferred stock financing, and expired on December 31, 2001. The value of these warrants was included with the Series H preferred stock issued on that date and converted to common stock at the initial public offering. The Company has determined that the consideration received represents the fair value of the combined instruments.

      In December 2000, the Company issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $29.625 per share. These warrants were issued in connection with an equipment financing agreement. The warrants expired on July 26, 2001. The value assigned to these warrants was $24,900, which was amortized as interest expense over the equipment financing agreement term.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In July 2001, the Company issued a warrant to purchase 700,000 shares of the Company’s common stock at an exercise price of $2.00 per share. These warrants were issued in connection with the termination of the discovery, development and license agreement with Diversa Corporation. The warrants are exercisable immediately for a period of four years. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6%; dividend yield of zero; expected volatility factor of 0.75; and a contractual life of four years. The weighted-average fair value of these warrants was $0.80. The value assigned to these warrants was $560,000, which was included as part of the Company’s May 2001 restructuring charges.

      In December 2002, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.29 per share. These warrants were issued in connection with the termination of the lease agreement with the landlord of 1245 Terra Bella. The warrants are exercisable immediately for a period of five years. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 1.5%; dividend yield of zero; expected volatility factor of 0.5; and a contractual life of five years. The weighted-average fair value of these warrants was $0.13. The value assigned to these warrants was $6,500, which was included in “General and administrative” as part of the Company’s operating expense.

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

      For the years ended December 31, 2002 and 2001, the Board of Directors determined not to increase the number of shares in the reserve. During 2000, the Board of Directors increased the number of shares in the reserve by 1,634,623 shares.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The 2002 Non-Officer Equity Incentive Plan (2002 Plan) was adopted in August 2002 and allows the granting of stock awards through nonstatutory stock options, stock bonuses and rights to acquire restricted common stock of up to 1,600,000 million shares of common stock to employees and consultants of the Company.

      Stock options granted under the 2002 Plan, must be nonstatutory stock options. Nonstatutory options may be granted with exercise prices of not less than 85% of the common stock price on the date of the grant. All options are to have a term not greater than 10 years from the grant date. The Board of Directors shall determine the time or times during the term when the options may be exercised and the number of shares for which an option may be granted. Options generally vest ratably over a period ranging from 18 months to six years.

      A summary of the Company’s stock option activity and related information follows:

	Options Outstanding

	Number of	Weighted-Average
	Shares	Exercise Price

Balance at December 31, 1999	3,746,896	$1.16
Granted	2,537,475	$15.17
Exercised	(532,288)	$0.88
Cancelled	(557,786)	$1.61

Balance at December 31, 2000	5,194,297	$7.73
Granted	2,849,200	$5.14
Exercised	(543,397)	$0.87
Cancelled	(3,751,656)	$9.96

Balance at December 31, 2001	3,748,444	$4.34
Granted	5,725,000	$2.89
Exercised	(347,085)	$1.33
Cancelled	(1,550,223)	$4.51

Balance at December 31, 2002	7,576,136	$3.27

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, 2001, and 2000, options to purchase 2,533,575, 1,314,439, and 1,026,584 shares, respectively, of common stock were exercisable. The following table summarizes information about options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of	Number of	Remaining	Weighted-Average	Number of	Weighted-Average
Exercise Price	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$0.20-$0.90	187,052	3.40	$0.29	187,052	$0.29
$1.00-$1.00	417,921	4.87	$1.00	337,746	$1.00
$1.30-$1.30	1,402,902	9.58	$1.30	137,024	$1.30
$1.50-$1.60	340,549	6.36	$1.51	142,431	$1.51
$1.65-$1.65	594,015	8.38	$1.65	594,015	$1.65
$1.85-$2.40	567,533	8.24	$2.03	266,111	$2.15
$2.52-$3.30	493,887	9.07	$2.80	311,941	$2.80
$4.00-$4.05	2,981,317	8.74	$4.02	158,299	$4.03
$8.00-$9.56	481,098	7.91	$9.55	309,419	$9.54
$12.00-$29.63	109,862	7.37	$17.13	89,537	$18.02

	7,576,136	8.66	$3.27	2,533,575	$3.32

      The weighted-average fair value of options granted during 2002, 2001, and 2000 was $2.16, $3.15, and $9.39, respectively.

      During the year ended December 31, 2000, in connection with the grant of certain stock options to employees and officers, the Company recorded deferred stock compensation of $722,000, representing the difference between the exercise price and the deemed fair value of the Company’s common stock for financial reporting purposes on the date such stock options were granted. Subsequent to the initial public offering, the fair value of the common stock was determined based on the closing price of the stock on the Nasdaq stock exchange as of the grant date. In previous years, when the stock was not yet publicly traded, the deemed fair value of the common stock was based on an analysis of key events and milestones in our research an development programs, including progress with clinical studies and FDA regulatory matters, and the closing of preferred stock financings.

      Deferred compensation is included as a component of stockholder’s equity and is being amortized to expense on a straight-line basis over the vesting period of the options, ranging from four to six years. During the years ended December 31, 2002, 2001, and 2000 the Company recorded amortization of deferred stock compensation expense of approximately $1.3 million, $2.7 million, and $3.2 million, respectively. In connection with the termination of various employees and cancellation of unvested stock options, the Company recorded a reduction to deferred compensation of $2.6 million for the year ended December 31, 2002 and $2.9 million for the year ended December 31, 2001.

2000 Employee Stock Purchase Plan

      In January 2000, the board adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), which was approved by stockholders in February 2000, authorizing the issuance of 500,000 shares of common stock pursuant to purchase rights granted to employees.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      On December 31 of each year, starting with December 31, 2000 through December 31, 2008, the share reserve will automatically be increased by a number of shares equal to the lesser of:

•	1% of the then outstanding shares of common stock on a fully diluted basis;

•	500,000 shares; or

•	a lesser number of shares to be determined by the board of directors.

      For the years ended December 31, 2002 and 2001, the Board of Directors determined not to increase the number of shares in the reserve. As of December 31, 2000, the Board of Directors resolved to increase the number of shares in the reserve by 49,287.

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

      During 2002, 2001 and 2000, 13,105, 29,566 and 49,287 shares of common stock were purchased under the Purchase Plan, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2002: risk free interest rate of 1.26%, dividend yield of zero, expected volatility factor of 1.0; and an expected life of 6 months. The assumptions used for 2001 were: risk free interest rate of 3.75%, dividend yield of zero, expected volatility factor of 0.75, and an expected life of 6 months. The assumptions used for 2000 were: risk free interest rate of 6.00%, dividend yield of zero, expected volatility factor of 0.75, and an expected life of 6 months. The weighted-average fair value for rights issued under the Purchase Plan for 2002, 2001 and 2000 was $0.45, $2.70 and $2.79, respectively.

Stock Compensation

      During June 2001, the Company granted 29,000 shares of common stock to employees for services rendered. The common stock, and related compensation expense of $39,000 was recorded at the fair value of the Company’s stock on the grant date as research and development expense.

      During July 2001, the Company awarded 200,000 restricted common stock rights to certain officers. Of these 200,000 restricted common stock rights, 87,500 were cancelled during the year, 75,000 vested on December 31, 2001 in accordance with the vesting terms of the award, and the remaining 37,500 rights will vest on June 30, 2006, if the respective officer is still employed by the Company. The Company recorded $109,000 of compensation expense (of which $54,500 was research and development expense and $54,500 was general and administrative expense) and a related liability as of December 31, 2001, based on the fair value of the Company’s stock on the grant date. The common stock related to the rights that have vested as of December 31, 2001 was issued in 2002.

      During November 2001, the Company entered into an agreement to modify the vesting of one officer’s unvested stock options so that a portion of the officer’s unvested options would vest upon his termination in January 2002, and the remaining options would continue to vest over a consulting period. In connection with this modification, compensation expense of $413,000, including the amortization of $408,000 of previously recorded deferred stock compensation associated with the awards, was recorded in general and administrative expenses in the year ended December 31, 2001. In connection with this modification, compensation expense of $155,000, including amortization expense of $112,000 of previously recorded deferred stock compensation associated with the awards, was recorded in general and administrative expense in the year ended December 31, 2002. The Company expects to continue to record consulting expense through July 31, 2003 related to the periodic revaluation of these stock options as they vest in accordance with EITF 96-18. In addition, in

NOTES TO FINANCIAL STATEMENTS — (Continued)

2003, the Company will amortize the remaining deferred stock compensation originally recorded in connection with these options, of approximately $57,000.

9.     Licensing, Research, and Technology Contracts

      In January 2001, the Company entered a strategic drug discovery, development and licensing agreement with Diversa Corporation (Diversa) to identify novel types of antimicrobial drugs. Under the terms of this agreement, the companies planned to collaborate to identify and develop novel drugs derived from Diversa’s recombinant natural product libraries that demonstrate antibacterial or antifungal properties. Diversa was to receive technology access fees, research support, and success-based milestone payments for each drug developed as well as royalties on any products commercialized under the agreement. The technology access fee under this agreement was $3.0 million, with the first fee payment of $1.0 million paid in January 2001 and expensed to research and development, $1.0 million fee which would have been payable on December 1, 2001 and the final $1.0 million fee payable on December 1, 2002. In exchange, IntraBiotics was to have an exclusive, worldwide license to any products identified and developed during the collaboration. On July 27, 2001, the Company terminated the discovery, development and license agreement with Diversa Corporation. Under the terms of this termination agreement, IntraBiotics paid Diversa Corporation $2.45 million and issued warrants to purchase 700,000 shares of its common stock at an exercise price of $2.00 per share, exercisable immediately for a period of four years, which were included in the restructuring expense. No additional payments are due under this agreement.

      In January 2001, the Company entered into a renewable, two-year research and technology licensing agreement for the discovery of new anti-infective therapies with Albany Molecular Research, Inc. (AMRI). The agreement provided that AMRI was to receive technology access fees, research funding, and success-based milestone payments for each drug discovered during the collaboration and developed by our sublicenses or us. AMRI was to be entitled to royalty payments on any third and subsequent products resulting from the collaboration. The Company paid an initial signing fee of $200,000 under this agreement in January 2001, which was included in research and development expense. In addition, the technology access fee was $400,000, payable in eight quarterly payments of $50,000 beginning in January 2001 through November 2002. In exchange, the Company was to have an exclusive, worldwide license to develop and commercialize drugs that emerge from the collaboration. On June 21, 2001, the Company terminated its collaborative research and technology agreement with AMRI. Under the terms of this termination agreement, IntraBiotics paid AMRI $300,000, which was included in the restructuring expense. No additional payments are due under this agreement.

      In January 2000, the Company entered into a collaborative research and license agreement with NAEJA Pharmaceutical Inc. to perform research activities for initial non-clinical and pre-clinical research of products including manufacturing scale-up work. The goal was to identify and optimize compounds with antifungal or antibacterial activity, for commencement of IND-enabling studies, and subsequent studies necessary for development and commercialization of such compounds. The Company is responsible for the development of the licensed product. The Company paid a license fee of $750,000 in late 1999 at the signing of the agreement. In addition, NAEJA, at the Company’s cost, had maintained six full time equivalent employees (“FTE”) at an annualized rate of $125,000 per FTE. In 2001 and 2000, the Company incurred $375,000 and $750,000, respectively, in expenses related to this collaboration. In aggregate, payments totaling $1,875,000 had been made to NAEJA through December 31, 2001, which were expensed to research and development. In November 2000, the agreement was terminated effective May 2001.

      In 2000, the Company continued its collaborative research and license agreement with BioSource Pharm, Inc. (“BioSource”) to conduct fermentation, chemical design, synthesis, and/or modification activities to Polyene Compounds and Amphomycin-Related Compounds. In May 2000, the Company extended the agreement and increased the scope of research for which the Company increased payments to $125,000 (from $75,000) per calendar quarter. The Company paid a total of $250,000 in 2001 and $450,000 to BioSource in

NOTES TO FINANCIAL STATEMENTS — (Continued)

2000 as a result of the collaboration, which was expensed to research and development. On August 31, 2001, the research portion of this agreement ended and was not renewed.

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

      The Company retained the rights for the development and commercialization of topical formulations of ramoplanin. These rights reverted to Biosearch Italia on April 1, 2002.

      In January 1997, the Company entered into an agreement with PolyPeptide Laboratories A/S to develop a manufacturing process for its drug substance iseganan HCl, previously referred to as Protegrin IB-367, and was obligated to pay up to $2,895,000 based upon achievement of certain development milestones. The Company also entered into a related purchase and supply agreement with Polypeptide. For the years ended December 31, 2002, 2001 and 2000, the Company has incurred milestone payments of approximately $0, $40,000, and $120,000, respectively, under the agreement, which were charged to research and development expense. In December 2002, the Company reached an agreement with Poly Peptide Laboratories A/S to (i) take delivery of 14 kg of completed iseganan, (ii) take delivery of partially completed fragments, (iii) cancel the development, purchase and supply agreements between the companies, and (iv) for Poly Peptide Laboratories A/S to store the finished product and the fragments for a period of up to five years at a cost of $50,000 per year. Under this agreement, the Company paid Polypeptide $4.7 million upon execution of the termination agreement, assigned letters of credit totaling $547,000 and will pay an additional $250,000 upon delivery and acceptance of lot I of drug substance (seven kg), which is expected sometime in the second quarter of 2003. As a result of this termination agreement, in December 2002, the Company expensed $4.8 million related to the delivery of lots H, J, K, and L, and recorded a prepaid for drug substance of $2.4 million as of December 31, 2002, which will be expensed upon delivery of lots I1-I3.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.     Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$63,700	$53.300
Research and development credits	3,000	3,600
Capitalized research and development costs	8,200	6,100
Other, net	200	700

Total deferred tax assets	75,100	63,700
Valuation allowance	(75,100)	(63,700)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.4 million, $26.2 million and $17.9 million during 2002, 2001 and 2000, respectively.

      As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $180.0 million, which expire in the years 2009 through 2022, and federal research and development credits of approximately $1.9 million, which expire in the years 2009 through 2022. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $40.0 million, which expire in the years 2004 through 2013 and state research and development tax credits of approximately $1.8 million, which do not expire. As a result of California legislation, the utilization of a substantial portion of the Company’s California state net operating loss carryforward is suspended for 2003.

      Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

11.     Quarterly Financial Data (Unaudited)

	2002				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Operating loss	$(4,992)	$(8,858)	$(11,483)	$(10,220)	$(19,632)	$(34,789)	$(7,081)	$(7,690)
Net loss	(4,880)	(7,972)	(11,271)	(10,330)	(18,713)	(34,314)	(6,901)	(7,438)
Net loss per share:
Basic and diluted	$(0.14)	$(0.22)	$(0.30)	$(0.27)	$(0.64)	$(1.17)	$(0.23)	$(0.25)

12.     Subsequent Events (Unaudited)

      In February 2003, the Company entered into agreements with certain investors providing for the issuance, in a private placement financing, subject to shareholder approval, of newly created Series A convertible preferred stock, and warrants to purchase common stock, for an aggregate gross purchase price of $3.5 million. The primary purpose of completing the private placement is to provide funds to allow the Company to conduct and complete its clinical trial of iseganan HCl for the prevention of VAP. A special meeting of stockholders at which the approval and ratification of the private placement is solicited is scheduled to take place on April 3,

NOTES TO FINANCIAL STATEMENTS — (Continued)

2003. If the stockholders approve the transaction, the Company anticipates completing the private placement during the second quarter 2003. On March 19, the Company received an alternative financing proposal from Mr. Coates. The Company is currently evaluating Mr. Coates’ proposal.

      Also in February 2003, the Board of Directors approved a re-pricing of stock options held by the remaining employees, consultants and directors of the Company. Participants in the program, elected to trade-in their current stock option shares in a one-for-one exchange for new option shares, except for Dr. Mario’s 650,000 shares granted earlier in the year outside of the plan were exchanged for 150,000 new shares. Upon election, all current stock option shares were cancelled and new stock options were granted. Variable accounting will be used in the future on the new common stock grants and could have a potential material impact on the Company’s results of operations. All new options vest monthly over a four-year period beginning in March 2003. The new options have a five-year life and must be exercised before March 2008. The exercise price was equal to the closing price on February 5, 2003, or $0.23 per share.

      On February 10, 2003, the Company entered into a 15-month lease for approximately 3,600 square feet in Palo Alto, California. The Company’s headquarters now occupy this space. Total lease payments for 2003 are $84,000 and $43,000 for 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by the item relating to our executive officers and directors is incorporated by reference from the Company’s proxy statement related to the 2002 annual stockholders meeting to be held on June 5, 2003 to be filed with the Securities and Exchange Commission (2002 Proxy Statement).

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from the 2002 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the 2002 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the 2002 Proxy Statement.

Item 14.	Disclosure Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements and Schedules

See index to Consolidated Financial Statements at Item 8 of this Form 10-K.

All financial statement schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements and the related notes.

2.	Exhibit Index

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation.
3.2		Bylaws.(1)
4.1		Amended and Restated Investor Rights Agreement dated October 15, 1999.(1)
4.2		Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(4)
10.1		Form of Indemnity Agreement.(1)
10.2		Amended and Restated 1995 Stock Option Plan, as amended on November 16, 2002.(11)
10	.2.2	Amended and Restated Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement.(1)(11)
10.3		2000 Equity Incentive Plan, as amended on February 11, 2003.(11)
10	.4††	Purchase Supply Agreement by and between the Company and Polypeptide Laboratories A/S dated January 3, 1997.(1)
10	.5††	Development Supply Agreement by and between the Company and Polypeptide Laboratories A/S dated January 3, 1997 and Amendment dated July 1, 1997.(1)
10	.6††	Second Amendment to the License Agreement by and between the Company and The Regents of the University of California dated June 12, 1996.(1)
10	.7††	Third Amendment to the License Agreement by and between the Company and The Regents of the University of California dated September 16, 1997.(1)
10	.8††	License and Supply Agreement by and between the Company and Biosearch Italia S.p.A. dated May 8, 1998.(1)
10.9		2000 Employee Stock Purchase Plan and related documents.(1)(11)
10.10		Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated August 1999.(1)
10	.11††	Research and Technology Agreement by and between the Company and New Chemical Entities dated January 24, 2001.(2)
10	.12††	Letter Agreement by and between the Company and Biosearch Italia dated May 18, 2001.(3)
10.13		First Amendment to Research and Technology Agreement by and between the Company and Albany Molecular Research Inc. (successor to New Chemical Entities Inc.).(3)
10.14		Letter Agreement by and between the Company and Albany Molecular Research Inc. (successor to New Chemical Entities Inc.) dated June 21, 2001.(3)
10.15		Senior Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(9)(11)
10.16		Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(9)(11)
10.17		Summary of Officer Incentive Bonus Plan.(3)(11)
10	.18††	Release Agreement by and between the Company and Diversa Corporation dated July 27, 2001, including Warrant to Purchase Common Stock of the Company and Registration Rights Agreement.(7)
10.19		Letter Agreement dated November 28, 2001 by and between the Company and Ken Kelley.(5)(11)

Exhibit
Number	Description

10.20	Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated April 29, 2002.(8)
10.21	Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated June 10, 2002.(8)
10.22	2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003.
10.23	Master Services Agreement by and among the Company, PPD Development, LP and PPD Global Ltd., dated July 29, 2002.(9)
10.24	Lease Termination Agreement by and between the Company and EOP-Shoreline Technology Park, L.L.C., dated November 22, 2002, including Common Stock Purchase Agreement.(10)
10.25	Lease Termination Agreement by and between the Company and Bruce H. Carter and Keith M. Carter, dated October 31, 2002.
10.26	Sublease Termination Agreement and Sublease by and between the Company and ReShape, Inc., dated October 31, 2002.
10.27	Lease Assignment Agreement by and among the Company, PolyFuel, Inc. and 1245 Terra Bella Partners, LLC, dated December 20, 2002, including Warrant to Purchase Common Stock of the Company dated December 31, 2002.
10.28	Termination of Development Supply Agreement and Purchase/ Supply Agreement by and among the Company, Polypeptide Laboratories A/S and Polypeptide Laboratories AB, dated December 6, 2002.
10.29	Lease Agreement by and between the Company and Embarcadero Corporate Center, dated February 10, 2003.
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney. Reference is made to the signature page.
99.1	Certifications

††	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(2)	Incorporated by reference to exhibit to our Form 10-Q filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Incorporated by reference to exhibit to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

(4)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(5)	Incorporated by reference to exhibit to our Form 10-Q filed with the Securities and Exchange Commission on February 15, 2002.

(6)	Incorporated by reference to exhibit to our Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002.

(7)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-89840) filed with the Securities and Exchange Commission on June 5, 2002.

(8)	Incorporated by reference to exhibit to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated by reference to exhibit to our Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

(10)	Incorporated by reference to exhibit to our Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

(11)	Management contract or compensatory plan, contract or arrangement.

      (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K on October 30, 2002 reporting under Item 5 preliminary results of the phase III clinical trial of iseganan HCl oral solution, to treat ulcerative oral mucositis in patients undergoing high-dose chemotherapy for the treatment of cancer, with iseganan not meeting the primary endpoint of the trial and our plans to cease pursuit of the indication. We also reported the implementation of a restructuring plan, including a workforce reduction of 70%, intended to reduce our cash operating expenses.

      We filed a Current Report on Form 8-K on November 27, 2002 reporting under Item 5 that we had entered into lease termination and settlement agreement.

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2002.

INTRABIOTICS PHARMACEUTICALS, INC.

By	/s/ HENRY J. FUCHS, M.D.

Henry J. Fuchs, M.D.
President and Chief Executive Officer

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

Signature	Title	Date

/s/ HENRY J. FUCHS, M.D. Henry J. Fuchs, M.D.	President and Chief Executive Officer	March 28, 2003

/s/ ERIC H. BJERKHOLT Eric H. Bjerkholt	Chief Financial Officer	March 28, 2003

/s/ ERNST MARIO, PH.D. Ernst Mario, Ph.D.	Chairman of the Board	March 28, 2003

/s/ MICHAEL BIGHAM Michael Bigham	Director	March 28, 2003

/s/ KATHLEEN D. LAPORTE Kathleen D. LaPorte	Director	March 28, 2003

Gary A. Lyons	Director

Signature	Title	Date

/s/ JERRY JACKSON Jerry Jackson	Director	March 28, 2003

/s/ JACK S. REMINGTON Jack S. Remington	Director	March 28, 2003

CERTIFICATIONS

I, Henry J. Fuchs M.D., certify that:

      1.     I have reviewed this annual report on Form 10-K of IntraBiotics Pharmaceuticals, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HENRY J. FUCHS M.D.

Henry J. Fuchs M.D.
Chief Executive Officer

Date: March 28, 2003

I, Eric H. Bjerkholt, certify that:

      1.     I have reviewed this annual report on Form 10-K of IntraBiotics Pharmaceuticals, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ERIC H. BJERKHOLT

Eric H. Bjerkholt
Chief Financial Officer

Date: March 28, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation.
3.2		Bylaws.(1)
4.1		Amended and Restated Investor Rights Agreement dated October 15, 1999.(1)
4.2		Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(4)
10.1		Form of Indemnity Agreement.(1)
10.2		Amended and Restated 1995 Stock Option Plan, as amended on November 16, 2002.(11)
10	.2.2	Amended and Restated Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement.(1)(11)
10.3		2000 Equity Incentive Plan, as amended on February 11, 2003.(11)
10	.4††	Purchase Supply Agreement by and between the Company and Polypeptide Laboratories A/S dated January 3, 1997.(1)
10	.5††	Development Supply Agreement by and between the Company and Polypeptide Laboratories A/S dated January 3, 1997 and Amendment dated July 1, 1997.(1)
10	.6††	Second Amendment to the License Agreement by and between the Company and The Regents of the University of California dated June 12, 1996.(1)
10	.7††	Third Amendment to the License Agreement by and between the Company and The Regents of the University of California dated September 16, 1997.(1)
10	.8††	License and Supply Agreement by and between the Company and Biosearch Italia S.p.A. dated May 8, 1998.(1)
10.9		2000 Employee Stock Purchase Plan and related documents.(1)(11)
10.10		Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated August 1999.(1)
10	.11††	Research and Technology Agreement by and between the Company and New Chemical Entities dated January 24, 2001.(2)
10	.12††	Letter Agreement by and between the Company and Biosearch Italia dated May 18, 2001.(3)
10.13		First Amendment to Research and Technology Agreement by and between the Company and Albany Molecular Research Inc. (successor to New Chemical Entities Inc.).(3)
10.14		Letter Agreement by and between the Company and Albany Molecular Research Inc. (successor to New Chemical Entities Inc.) dated June 21, 2001.(3)
10.15		Senior Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(9)(11)
10.16		Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(9)(11)
10.17		Summary of Officer Incentive Bonus Plan.(3)(11)
10	.18††	Release Agreement by and between the Company and Diversa Corporation dated July 27, 2001, including Warrant to Purchase Common Stock of the Company and Registration Rights Agreement.(7)
10.19		Letter Agreement dated November 28, 2001 by and between the Company and Ken Kelley.(5)(11)
10.20		Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated April 29, 2002.(8)
10.21		Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated June 10, 2002.(8)
10.22		2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003.
10.23		Master Services Agreement by and among the Company, PPD Development, LP and PPD Global Ltd., dated July 29, 2002.(9)
10.24		Lease Termination Agreement by and between the Company and EOP-Shoreline Technology Park, L.L.C., dated November 22, 2002, including Common Stock Purchase Agreement.(10)

Exhibit
Number	Description

10.25	Lease Termination Agreement by and between the Company and Bruce H. Carter and Keith M. Carter, dated October 31, 2002.
10.26	Sublease Termination Agreement and Sublease by and between the Company and ReShape, Inc., dated October 31, 2002.
10.27	Lease Assignment Agreement by and among the Company, PolyFuel, Inc. and 1245 Terra Bella Partners, LLC, dated December 20, 2002, including Warrant to Purchase Common Stock of the Company dated December 31, 2002.
10.28	Termination of Development Supply Agreement and Purchase/ Supply Agreement by and among the Company, Polypeptide Laboratories A/S and Polypeptide Laboratories AB, dated December 6, 2002.
10.29	Lease Agreement by and between the Company and Embarcadero Corporate Center, dated February 10, 2003.
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney. Reference is made to the signature page.
99.1	Certifications

††	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(2)	Incorporated by reference to exhibit to our Form 10-Q filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Incorporated by reference to exhibit to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

(4)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(5)	Incorporated by reference to exhibit to our Form 10-Q filed with the Securities and Exchange Commission on February 15, 2002.

(6)	Incorporated by reference to exhibit to our Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002.

(7)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-89840) filed with the Securities and Exchange Commission on June 5, 2002.

(8)	Incorporated by reference to exhibit to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated by reference to exhibit to our Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

(10)	Incorporated by reference to exhibit to our Form 8-K filed with the Securities and Exchange Commission on November 27, 2002.

(11)	Management contract or compensatory plan, contract or arrangement.