Form 10-Q
period 2003-03-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2003-05-14
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number 0-29993

INTRABIOTICS PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3200380 (I.R.S. Employer Identification Number)

2483 East Bayshore Road, Suite 100
Palo Alto, CA 94303
(Address of principal executive offices)

(650) 526-6800
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒       No ☐

Indicate by checkmark whether registrant is an accelerated filer (as defined in Rule 12b-2 of Securities Exchange Act of 1934).
Yes ☐       No ☒

There were 3,269,168 shares of the Company’s Common Stock, par value $.001, outstanding as of April 30, 2003.

INTRABIOTICS PHARMACEUTICALS, INC.

FORM 10-Q
QUARTER ENDED March 31, 2003

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2003	2002

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,260	$10,170
Restricted cash deposits	250	250
Short-term investments	2,895	2,895
Prepaid drug substance	2,375	2,375
Prepaid expenses	646	247

Total current assets	14,426	15,937

Property and equipment, net	86	112
Other assets	186	177

Total assets	$14,698	$16,226

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$605	$345
Accrued employee liabilities	341	135
Accrued restructuring charges	—	64
Other accrued liabilities	113	202

Total current liabilities	1,059	746

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	216,198	216,466
Deferred stock compensation	(386)	(720)
Accumulated deficit	(202,176)	(200,269)

Total stockholders’ equity	13,639	15,480

Total liabilities and stockholders’ equity	$14,698	$16,226

See accompanying notes

INTRABIOTICS PHARMACEUTICALS, INC
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Operating expenses:
Research and development	$268	$7,041
General and administrative	1,665	1,460
Arbitration settlement	—	(3,600)
Restructuring and other charges	—	91

Total operating expenses	1,933	4,992

Operating loss	(1,933)	(4,992)
Interest income	26	265
Interest expense	—	(153)

Net loss	$(1,907)	$(4,880)

Basic and diluted net loss per share	$(0.58)	$(1.73)

Shares used to compute basic and diluted net loss per share	3,269	2,815

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Operating activities
Net loss	$(1,907)	$(4,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	62	488
Depreciation and amortization	26	193
Stock compensation expense	3	140
Change in assets and liabilities:
Prepaid expenses	(399)	910
Other assets	(9)	—
Accounts payable	260	(271)
Accrued clinical liabilities	—	862
Accrued employee liabilities	206	(319)
Accrued restructuring charges	(64)	(588)
Deferred rent	—	79
Other accrued liabilities	(89)	(247)

Net cash used in operating activities	(1,911)	(3,633)
Investing activities
Net cash provided by investing activities	—	—
Financing activities
Proceeds from issuance of common stock, net of issuance cost	1	14,346
Payments on financing obligations	—	(469)

Net cash provided by financing activities	1	13,877

Net increase (decrease) in cash and cash equivalents	(1,910)	10,244
Cash and cash equivalents at beginning of period	10,170	27,982

Cash and cash equivalents at end of period	$8,260	$38,226

Supplemental disclosure of cash flow information
Interest paid	$—	$153

Supplemental disclosure of non-cash information
Net deferred stock compensation (cancellations due to employee terminations)	$(272)	$(23)

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

     The accompanying condensed financial statements are unaudited and have been prepared by IntraBiotics Pharmaceuticals, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.

     Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by accounting principles generally accepted in the United States) have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 31, 2003, the results of its operations and cash flows for the three-month periods ended March 31, 2003 and 2002.

     The results of operations of the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, which are contained in the Company’s Annual Report on Form 10-K, and filed with the Securities and Exchange Commission. The Balance Sheet as of December 31, 2002 is derived from such audited financial statements.

     In August 2002, the Financial Accounting Standards Board issued Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. The adoption of the statement on January 1, 2003 did not have a material impact on our financial position, results of operations or disclosure.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim and annual periods ending after December 31, 2002. The adoption of FIN 45 did not have any impact on our financial position, results of operations or disclosure.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have any effect upon our financial condition or results of operations.

Note 2. Comprehensive Loss

     Comprehensive loss is primarily comprised of net loss and net unrealized gains or losses on available-for-sale securities. There is no material difference between the reported net loss and the comprehensive loss for all periods presented.

Note 3. Contractual Commitments

     In February 2003, the Company entered into an operating lease agreement for a facility in Palo Alto, California, which expires in June 2004. Under the terms of the lease, the Company is committed to pay approximately $84,000 in 2003 and $43,000 in 2004.

Note 4. Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized. When the exercise price of the employee or director stock options is less than the deemed fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference. Deferred compensation is being amortized on a straight-line basis over the vesting period of the original award, ranging from four to six years.

     Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123, and are recognized over the related service period and are periodically remeasured as the underlying options vest.

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Net loss, as reported	$(1,907)	$(4,880)
Add: Stock-based employee compensation expense included in reported net loss	62	488
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(423)	(459)

Net loss - pro forma	$(2,268)	$(4,851)

Earnings per share:
Basic and diluted — as reported	$(0.58)	$(1.73)

Basic and diluted — pro forma	$(0.69)	$(1.72)

The fair value for the Company’s options was estimated at the date of the grant using the Black-Scholes option pricing model for the three-month periods ended March 31, 2003 and 2002 with the following weighted-average assumptions:

	Three Months Ended
	March 31,

	2003	2002

Risk-free interest rates	2.91%	4.46%
Volatility	1.00	1.00
Dividend yield	—	—
Expected life of option	5 years	5 years

Note 5. Stock Options Cancellation and Regrant

     In February 2003, the Board of Directors approved a cancellation and regrant of stock options held by the Company’s remaining employees, consultants and directors of the Company. Participants in the program elected to exchange their current unexercised options in a one-for-one exchange for new options, except for Dr. Mario’s 54,166 options granted in 2002 outside of the plan, which were exchanged for 12,500 new options. Upon election, all current stock options were cancelled and new stock options were granted. New options were issued with an exercise price equal to the closing price on February 5, 2003, or $2.76 per share (post-split—see Note 9). All new options vest monthly over a four-year period beginning in March 2003. The new options have a five-year life and will expire before March 2008 if not exercised. Variable accounting will be used, starting on the date of regrant, on the new stock option grants and may have a significant impact on the Company’s future results of operations. During the three-month period ended March 31, 2003, the Company recorded zero compensation expense related to variable accounting for these options.

Note 6. Net Loss Per Share

Net loss per share has been computed according to Financial Accounting Standards Board Statement No. 128, “Earnings Per Share”, which requires disclosure of basic and diluted earnings per share. Basic and diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share include the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options and warrants) were anti-dilutive for all periods, they were not included in the computation of weighted-average shares used in computing diluted net loss per share. The total number of shares excluded from the calculations of diluted net loss per share for stock options, warrants and convertible preferred stock were 984,598 and 401,371 for the three-month periods ended March 31, 2003 and 2002, respectively.

Note 7. Reclassifications

     Certain reclassifications of prior year amounts in Stockholders’ Equity have been made to account for the 1-for-12 reverse stock split, which the Company effected on April 10, 2003.

Note 8. Restructuring and Other Charges

     In October 2002, the Company announced a restructuring plan as a result of the failure of its then recently completed phase III clinical trial for the prevention of oral mucositis in cancer patients. This restructuring plan reduced headcount by 26 employees in research and development and general and administrative, or 70% of the Company’s workforce. In accordance with provisions of EITF 94-3 and related interpretations, the Company recorded restructuring charges of $848,000 for severance costs of which $784,000 were paid as of December 31, 2002. No other charges were expensed as a result of the restructuring plan. The remaining severance accrual as of December 31, 2002 of $64,000 was paid in January 2003 to employees who left the company in December 2002. No other charges were expensed in 2003 as a result of the restructuring plan.

Note 9. Subsequent Events

     On April 3, 2003, the Company’s stockholders authorized a 1-for-12 reverse stock split of all outstanding shares of the Company’s common stock. The split became effective on April 10, 2003. All share and per share amounts have been adjusted to reflect the stock split for all periods presented.

     On May 1, 2003, in a private placement transaction, the Company sold shares of a newly created Series A convertible preferred stock and issued warrants to purchase common stock resulting in gross cash proceeds of $3.5 million. The primary purpose of completing the private placement was to provide funds to allow the Company to conduct and complete the clinical trial of iseganan HCl for the prevention of ventilator-associated pneumonia (VAP), as well as for other general corporate purposes and working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under “RISKS RELATED TO OUR BUSINESS”. The following discussion should be read in conjunction with the financial statements and notes included elsewhere herein and in our 2002 audited financial statements and notes thereto included in our 2002 Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date of this document, and except as required by law, we assume no obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

Overview

     IntraBiotics Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing iseganan HCl oral solution for the prevention of ventilator-associated pneumonia (VAP).

     In 2002, we were primarily developing iseganan HCl for the prevention of ulcerative oral mucositis and were also evaluating whether an infectious component of oral mucositis could be prevented or reduced by this novel antimicrobial drug. We concluded two large studies, one in patients receiving radiation therapy to the head and neck, and a second in patients undergoing aggressive chemotherapy. In the radiation therapy study, there was no difference between iseganan HCl and placebo, and in the chemotherapy study, differences in favor of iseganan HCl were insufficient to achieve statistical significance. Iseganan HCl appears to be safe when applied to the oral cavity. We are not pursuing further development of iseganan HCl to prevent oral mucositis and, instead we are now developing iseganan HCl to prevent VAP, the most common infection occurring in mechanically ventilated patients.

     A phase I/IIa trial of iseganan HCl oral solution evaluating safety and antimicrobial activity in mechanically ventilated patients was completed in February 2001. Single doses of iseganan HCl reduced the level of bacteria in the oral cavity by more than 100-fold compared to pre-treatment baseline levels in patients who required artificial ventilation. In this study, we also selected the optimal formulation and dosage strength of iseganan HCl. The phase I/IIa study demonstrated that administration of iseganan HCl every four hours progressively reduced the level of bacteria in the oral cavity.

     We have met with thought leaders involved in the care of mechanically ventilated patients. Together, we designed a phase II/III study to test the effectiveness of iseganan HCl in preventing VAP. We have also met with the FDA to obtain their feedback on the trial. The phase II/III trial is designed to enroll 500 patients in a double blind, placebo controlled study. Enrollment in the trial is expected to begin in the middle of 2003, and preliminary data from this trial are expected in the second quarter of 2004. We cannot be certain that iseganan HCl oral solution will prove to be safe or effective in the prevention of VAP, or will receive regulatory approvals.

     The Company has in the past ordered and received, and may in the future receive, significant quantities of iseganan HCl drug substance. The Company’s policy is to record any prepayments of such orders as “Prepaid drug substance”. When title to the drug substance is accepted by the Company, the purchase price, including prepaid amounts, is accounted for as a research and development expense. As a result, the Company may at times hold a significant amount of iseganan HCl inventory, with the value of this drug substance not reflected on the Company’s balance sheet.

     At March 31, 2003, the Company held over seven kg of finished iseganan HCl and a significant amount of partially completed iseganan HCl drug product. Also at March 31, 2003, the Company has Prepaid drug substance of $2.4 million relating to a previously placed order of an additional seven kg of iseganan HCl expected to be delivered in 2003. When title to this seven kg order is accepted, the Company will record a research and development expense for this $2.4 million, plus $250,000 for an additional amount payable upon transfer of title.

     Since commencing operations in 1994, we have not generated any revenue from product sales, and we have funded our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock in March 2000. On May 1, 2003, in a private placement transaction, we sold shares of a newly created Series A convertible preferred stock and warrants to purchase common stock resulting in aggregate gross cash proceeds of $3.5 million. The primary purpose of completing the private placement was to provide funds to allow us to conduct and complete our clinical trial of iseganan HCl for the prevention of VAP as well as for other general corporate purposes and working capital. We will need to raise additional funds in the future to continue our operations.

     In February 2003, the Board of Directors approved a cancellation and regrant of stock options held by the remaining employees, consultants and directors of the Company. The purpose of this program is to both provide a long-term incentive to the Company’s employees, directors and consultants and to further align their interests with those of its stockholders. Participants in the program elected to exchange their current unexercised options in a one-for-one exchange for new options, except for Dr. Mario’s 54,166 options granted in 2002 outside of the plan, which were exchanged for 12,500 new options. Upon election, all current stock options were cancelled and new stock options were granted. New options were issued with an exercise price equal to the closing price on February 5, 2003, or $2.76 per share (post-split). All new options vest monthly over a four-year period beginning in March 2003. The new options have a five-year life and will expire before March 2008 if not exercised. Variable accounting will be used, starting on the date of regrant, on the new stock option grants and may have a significant impact on the Company’s future results of operations. During the three-month period ended March 31, 2003, the Company recorded zero compensation expense related to variable accounting for these options.

     On April 3, 2003, the Company’s stockholders authorized a 1-for-12 reverse stock split of all outstanding shares of the Company’s common stock. The split became effective on April 10, 2003. All share and per share amounts have been adjusted to reflect the stock split for all periods presented.

Critical Accounting Policies

     There have been no material changes to the Company’s critical accounting policies, which are included and described in our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three-month periods ended March 31, 2003 and 2002

Research and Development

     Research and development expenses for the three-month period ended March 31, 2003 consist of costs related to the preparation for a new phase II/III clinical trial for iseganan HCl oral solution for the prevention of VAP. For the three-month period ended March 31, 2002, the research and development expenses consisted of costs related to our phase III clinical trials for iseganan HCl oral solution for the prevention of oral mucositis. Research and development expenses decreased to $268,000 in the three-month period ended March 31, 2003 from $7.0 million for the same period of 2002. Expenses related to our then-enrolling phase III clinical trials for iseganan HCl oral solution for the prevention of oral mucositis during the 2002 period were significantly higher than expenses in the 2003 period related to the commencement of preparations for the new phase II/III clinical trial for the prevention of VAP. We expect research and development expenses to increase significantly as patients are enrolled in the second half of 2003 and the first half of 2004 for the new phase II/III clinical trial. In addition, in October 2002, as a result of negative results for the oral mucositis trial, we reduced our research and development headcount from 27 at March 31, 2002 down to three at March 31, 2003. We believe our current staff is sufficient to conduct the planned phase II/III trial for the prevention of VAP. Research and development costs primarily include salaries for research and development personnel, costs for contractor, consultant and clinical trial site fees, drug substance, supplies, administrative expenses and allocated facilities costs. Included in research and development expenses are non-cash deferred compensation charges of $0 and $281,000 in the three-month period ended March 31, 2003 and 2002, respectively. The decrease between periods was due to the cancellation of options for terminated employees.

General and Administrative

     General and administrative expenses increased to $1.7 million in the three-month period ended March 31, 2003, from $1.5 million for the same period in 2002. The increase in general and administrative expense is primarily a result of $380,000 of severance costs recorded in the three-month period ended March 31, 2003 for the reduction of sales, marketing and business development staff as well as reduced allocation of facilities and general administrative expenses to research and development activities. General and administrative costs include salaries for administrative personnel, outside contractors, legal and accounting fees, insurance, deferred compensation, facilities, supplies and general administrative expenses. Included in general and administrative expenses are non-cash deferred compensation charges of $62,000 and $207,000 in the three-month period ended March 31, 2003 and 2002, respectively. The decrease between periods was due to the cancellation of options for terminated employees.

Arbitration Settlement

     The arbitration between us and a contract vendor relating to a drug dispensing error in iseganan HCI oral solution phase III clinical trials was resolved amicably in January 2002. We received $3.6 million in the settlement during the quarter ended March 31, 2002 and we had no comparable item for the three-month period ended March 31, 2003.

Restructuring and Other Charges

     There were no expenses recorded for restructuring during the three-month period ended March 31, 2003, compared to $91,000 for the same period in 2002. The decrease in restructuring and other charges was due to the fact that there were no new restructuring actions occurring in the first quarter of 2003 as compared to the same period of 2002.

Interest Income and Expense

     Interest income decreased to $26,000 in the three-month period ended March 31, 2003 from $265,000 for the same period in 2002. The decrease in interest income resulted from the decrease in average interest earning investment balances as well as lower interest rates in 2003 relative to the comparable prior year period. Interest expense decreased to zero for the three-month period ended March 31, 2003 from $153,000 for the same period in 2002. The decrease in interest expense is attributed to the repayment of our line of credit and bank loan in October 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, short-term investments and restricted cash were $11.4 million as of March 31, 2003, compared to $13.3 million as of December 31, 2002. At March 31, 2003, we had restricted cash deposits of $250,000 in connection with a standby letter of credit issued to PolyPeptide Laboratories A/S for a drug substance. We had no debt outstanding as of March 31, 2003. We invest excess funds in short-term money market funds.

     Net cash used in operating activities for the three-month periods ended March 31, 2003 and 2002 was $1.9 million and $3.6 million, respectively. Our cash used for operating activities in each period consisted primarily of the net loss for each period, excluding non-cash expenses consisting primarily of amortization of deferred stock compensation expense, and a decrease in prepaid expenses in 2002.

     Net cash provided by investing activities for the three-month periods ended March 31, 2003 and 2002 was zero.

     Net cash provided by financing activities for the three-month periods ended March 31, 2003 and 2002 was $1,000 and $13.9 million, respectively. Cash provided by financing activities for the three-month period ended March 31, 2003 was from the issuance of common stock purchased under the Employee

Stock Purchase Plan. Cash provided by financing activities for the three-month period ended March 31, 2002 was due to $14.3 million of gross proceeds from the issuance of 5.9 million shares of common stock in a private placement transaction, partially offset by $469,000 in payments on financing obligations to a bank.

The following are future contractual commitments at March 31, 2003, (in thousands):

	Payments Due by Period

Contractual commitments	Total	2003	2004	2005	Thereafter

Drug substance	$528	$328	$50	$50	$100
Operating leases	119	76	43	—	—
Severance payments	237	237	—	—	—
Consulting payments	165	165	—	—	—

Total contractual commitments	$1,049	$806	$93	$50	$100

     The $528,000 drug substance commitment represents a commitment to PolyPeptide Laboratories A/S. In 2003 the commitment represents the payment of $250,000 upon acceptance of a drug substance, $40,000 for the completion of a development report, and a $38,000 fee for storage of drug substance. The remaining $200,000 represents storage fees for our drug substance in future periods.

     Operating leases relate to the lease for our facility in Palo Alto, California, which expires in June 2004. Under the terms of the lease we have committed to pay a total of $84,000 and $43,000 in 2003 and 2004, respectively.

     The severance payments relate to the reduction of staff during the three-month period ended March 31, 2003, primarily associated with sales, marketing and business development staff.

     The consulting payments relate to a former officer of IntraBiotics, who departed in November 2001.

     We expect to continue to incur substantial operating losses. Including the completion of the $3.5 million financing on May 1, 2003, we believe that existing capital resources and interest income will be sufficient to fund our planned operations for at least the next 12 months, as we pursue the development of iseganan HCl for the prevention of VAP.

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

     Until we can generate sufficient cash from our operations, which we do not expect for the foreseeable future, we expect to finance future cash needs through private and public financings, including equity financings. We cannot be certain that additional funding will be available when needed or on favorable terms. If additional funding is not available, we may need to delay or curtail our development and clinical trial activities to a significant extent, or we may be forced to cease operations.

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

     We have never generated revenue from product sales, and we have incurred significant net losses in each year since inception. We incurred net losses of $34.5 million in 2002 and $1.9 million in the three-month period ended March 31, 2003. As of March 31, 2003, our accumulated deficit was approximately $202.2 million. We expect to continue to incur substantial additional losses for the foreseeable future, and we may never become profitable. To date, we have financed our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements, and our initial public offering of common stock in March 2000. In the first quarter of 2003, we commenced preparations for a new phase II/III trial of iseganan HCl oral solution for the prevention of VAP. We may also develop iseganan HCl for other indications in the future or acquire or license other products.

     We will receive product revenues only if we complete clinical trials with respect to one or more products, receive regulatory approvals and successfully commercialize such products. We do not know whether we will be successful in developing iseganan HCl for our currently planned VAP indication or other indications, or in acquiring or licensing other products.

We must raise capital to continue our operations, and if we fail to obtain the capital necessary to fund our operations, we will be unable to develop our drug candidates and may have to cease operations.

     At March 31, 2003, our cash and cash equivalents, including short-term investments, were $11.4 million, which included restricted cash of $250,000. We believe these cash, cash equivalents and investments, in addition to the $3.5 million gross proceeds from the private placement completed on May 1, 2003, will be sufficient to meet our current operating and capital requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged in the future. For example, we are currently assuming that we will have iseganan HCl in active clinical development over the next 12 months without any significant staff or other resources expansion. To the extent we pursue the development of iseganan HCl for other indications or acquire or license other products, we will need to raise additional capital to fund clinical development costs. For the year ended December 31, 2002 and the three-month period ended March 31, 2003, net cash used for operating activities was $26.3 million and $1.9 million, respectively. Our future liquidity and capital requirements will depend on many factors, including timing, cost and progress of our VAP trial, our evaluation of, and decisions with respect to, our strategic alternatives, costs associated with the regulatory approvals, securing in-licensing opportunities, purchasing additional products or drug candidates and conducting pre-clinical research and clinical development of those drug candidates.

     We believe that additional financing will be required in the future to fund our operations, conduct any other possible iseganan HCl trials or commercialize our current and any future product candidates. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay our product development efforts or any product acquisitions or be forced to cease operations. Any additional equity financing will be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require us to relinquish our rights to certain of our technologies, drug candidates or marketing territories.

Our only late stage clinical candidate failed to meet the primary endpoint in our phase III clinical trials for the prevention of oral mucositis in cancer patients.

     We had only one late stage lead product, iseganan HCl, which failed in the phase III trial conducted on patients with head and neck cancer receiving radiotherapy and the phase III trial conducted on patients with cancer receiving aggressive chemotherapy. Our other indications for iseganan HCl are in earlier stages of clinical development. In the first quarter of 2003, we commenced preparations for a new phase II/III trial of iseganan HCl oral solution for the prevention of VAP. If this trial fails to meet its primary endpoint, we may not be able to continue to operate as a going concern and may be forced to cease operations.

We depend on the outcome of our clinical trial for the prevention of VAP and any future clinical trials for other indications for iseganan HCL or for products that we may license or acquire, and if they are unsuccessful, we will not be able to commercialize those products and generate product revenue.

     Before obtaining regulatory approvals for the commercial sale of any products, pre-clinical research and clinical trials must demonstrate that our drug candidates are safe and effective for use in humans. If we are unable to demonstrate the safety and efficacy of a drug candidate, we will be unable to obtain regulatory approval from the FDA and to commercialize the drug candidate, and we will be unable to generate product revenue from that candidate for that indication. Clinical trials are expensive and time-consuming to conduct, and the timing and outcome of these trials is uncertain. A number of new drugs, iseganan HCl included, have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. In the first quarter of 2003, we commenced preparations for a new phase II/III trial of iseganan HCl oral solution for the prevention of VAP, and are focusing our resources on this trial. If the FDA requests that we change important design aspects of this trial, then the trial may proceed more slowly than anticipated, making the trial more expensive to conduct and potentially less likely to succeed. If this phase II/III trial fails to meet its primary endpoint, and we do not acquire or license any additional product candidates, we may not be able to commercialize any products or generate any revenue. In addition, as a result of our focus on the VAP trial and the delay in clinical development of any other drug candidates, our ability to generate product revenue will be delayed and we do not expect to generate product revenue in the near term.

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

     We do not have a drug approved for sale in the U.S. or any foreign market. We must obtain approval from the FDA in order to sell our drug candidate in the U.S. and from foreign regulatory authorities in order to sell our drug candidate in other countries. We must successfully complete pivotal clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require us to repeat clinical trials as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

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

     We expect to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. For example, we own or have rights to nine patents and seven pending patent applications in the U.S. However, the patent position of biopharmaceutical companies involves complex legal and factual questions. We cannot predict the enforceability or scope of any issued patents or those that may issue in the future. Patents, if issued, may be challenged, invalidated or circumvented. Consequently, if any patents that we own or license from third parties do not provide sufficient protection, our competitive position would be weakened. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. In addition, we may not be issued patents for our pending patent applications, those we may file in the future or those we may license from third parties.

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

     The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. Although we are not currently a party to any lawsuits, third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. The defense and prosecution of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the U.S and internationally are costly and time-consuming to pursue and their outcome is uncertain. If we become involved in any of these proceedings, we will incur substantial expense, and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may result in the invalidation of our patents, subject us to significant liabilities or require us to seek licenses that may not be available from third parties on satisfactory terms, or at all. Our stock price could decline because of litigation or interference proceedings initiated or threatened against us.

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

     We are highly dependent on our management and technical staff. Competition for personnel is intense. If we lose the services of any of our senior management or technical staff, we may be unable to successfully complete our planned clinical trial for VAP. We do not maintain key person life insurance and do not have employment agreements with our management and technical staff. In October 2002, we completed a restructuring that included a reduction in force of approximately 70% of our workforce. Through April 30, 2003, we have further reduced our sales, marketing and business development staff. In order to pursue any future product development, marketing and commercialization, we will need to hire additional qualified scientific personnel to perform research and development and personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

     In addition, we rely on consultants to assist us in formulating our research and clinical development strategy. All of our consultants are employed by other entities. They may have commitments to, or relationships with, other entities that may limit their availability to us. The loss of the services of these personnel may delay our research and development efforts.

Directors, executive officers, principal stockholders and affiliated entities beneficially own approximately 57% of our capital stock and may be able to exert control over our activities.

     Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 57% of our outstanding common stock. These stockholders, if acting together, will be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

     On November 12, 2002, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement during the 90 calendar days ending February 10, 2003, our common stock may be subject to delisting from the Nasdaq National Market. On March 19, 2003, we received an additional letter from Nasdaq advising us that our grace period for regaining compliance has been extended in accordance with Nasdaq’s new rules, until May 12, 2003. On April 10, 2003, we effected a 1-for-12 reverse stock split to regain compliance with this listing requirement. However, we cannot assure that the stock split will be sufficient to maintain our stock price on a sustainable basis.

     The Nasdaq National Market further requires maintenance of a minimum market value of publicly held shares of $5 million. Publicly held shares are defined as total shares outstanding less any shares held by officers, directors or beneficial owners of 10% or more of our outstanding shares of common stock. We cannot assure that we will be able to comply with these requirements.

     The Nasdaq National Market also requires maintenance of minimum stockholders’ equity of $10 million. On May 1, 2003, we raised an additional $3.5 million in equity financing. However, as we expend capital resources on our clinical trial, it is likely that our stockholders’ equity will fall below the $10 million minimum during 2003 if we do not raise additional funding.

     If we are unable to meet the Nasdaq National Market requirements, at the discretion of Nasdaq, our common stock may be transferred to the Nasdaq SmallCap Market. Transferring to the Nasdaq SmallCap Market would provide us with an additional grace period to satisfy the minimum bid price requirement provided that we meet the Nasdaq SmallCap Market’s other listing requirements, including the maintenance of stockholder’s equity of at least $5 million. In such event we would still be required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market, including the minimum bid price requirement after expiration of any grace periods. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and it would trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets”. Such alternatives are generally considered as less efficient markets and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

     If we are delisted from the Nasdaq National Market, we will face a variety of legal and other consequences that will likely negatively affect our business including, without limitation, the following:
•	we may lose our exemption from the provisions of Section 2115 of the California Corporations Code, which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our board of directors would no longer be classified and our stockholders would elect all of our directors at each annual meeting, (ii) our stockholders would be entitled to cumulative voting, and (iii) we would be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions;

•	the state securities law exemptions available to us would be more limited and, as a result, future issuances of our securities may require time-consuming and costly registration statements and qualifications;

•	due to the application of different securities law exemptions and provisions, we may be required to amend our stock option and stock purchase plans and comply with time-consuming and costly administrative procedures, and

•	we may lose current or potential investors.

Our stock price may be volatile, and the value of your investment may decline.

     The market prices for securities of biotechnology companies in general have been highly volatile and our stock may be subject to volatility. After accounting for the effect of 1-for-12 reverse stock split on April 10, 2003, during 2002 our closing stock prices ranged from a low of $3.24 to a high of $57.60, and during the three-month period ended March 31, 2003 the closing prices ranged from a low of $1.80 to a high of $3.96. The following factors, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock:
•	announcements regarding strategic alternatives, including a merger or sale of the company or acquisition or license of products or product candidates;

•	publicity regarding actual or perceived adverse events in our clinical trial or relating to products under development by us or our competitors;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights;

•	regulatory developments in the United States or foreign countries; litigation;

•	litigation;

•	significant short selling in our common stock;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results and changes in analysts’ recommendations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations at the same time maximizing the income we receive from our investments without significantly increasing risk. We currently have all of our funds in bank accounts and a money market fund, which are sensitive to minimal market risk. Due to the short-term nature of this investment, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our investment as of March 31, 2003. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

     Based on their evaluation as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that IntraBiotics’ disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are sufficiently effective to ensure that the information required to be disclosed by IntraBiotics in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

(b)	Changes in internal controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in IntraBiotics’ internal controls. Accordingly, no corrective actions were required or undertaken.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws. (2)

4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999. (2)

4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002. (3)

4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003. (4)

4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.

4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.

99.1	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company, as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted), dated May 14, 2003.

(1) Incorporated by reference to exhibit to our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

(2) Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.

(3) Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(4) Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders filed with the Securities and Exchange Commission on March 3, 2003.

(b)	Reports on Form 8-K

We filed a report on Form 8-K, dated February 6, 2003, announcing (i) that we had entered into a agreement to sell a newly created Series A convertible preferred stock and warrants to purchase common stock of the company, (ii) the election of Henry J. Fuchs as Chief Executive Officer, and (iii) the approval by the Board of Directors and the completion of our option cancellation and regrant program.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IntraBiotics Pharmaceuticals, Inc.

/s/ Henry J. Fuchs
May 14, 2003	Henry J. Fuchs, M.D. President and Chief Executive Officer

/s/ Eric H. Bjerkholt
May 14, 2003	Eric H. Bjerkholt Chief Financial Officer

CERTIFICATIONS

I, Henry J. Fuchs, M.D. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IntraBiotics Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Henry J. Fuchs

Henry J. Fuchs, M.D. Chief Executive Officer

I, Eric H. Bjerkholt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IntraBiotics Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Eric H. Bjerkholt

Eric H. Bjerkholt Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws. (2)

4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999. (2)

4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002. (3)

4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003. (4)

4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.

4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.

99.1	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company, as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted), dated May 14, 2003.

(1)	Incorporated by reference to exhibit to our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

(2)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.

(3)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(4)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders filed with the Securities and Exchange Commission on March 3, 2003.