Form 10-K/A
period 2002-12-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2003-06-25
CIK 1103390

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

This amendment does not reflect events occurring after the original filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “Form 10-K”) or modify or update those disclosures as presented in the Form 10-K, except to reflect certain revisions and clarifications in Items 1, 2, 6, 7, 8 and 15 of this Amendment No. 1 to Form 10-K.

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

BUSINESS

      IntraBiotics Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing an antimicrobial drug, a drug capable of destroying microorganisms that cause disease. Our only drug candidate in development is iseganan hydrochloride, or HCl, oral solution for the prevention of ventilator-associated pneumonia, or VAP. Iseganan HCl is an antimicrobial drug that kills a wide variety of microorganisms, including bacteria and fungi, and is effective against many drug-resistant, disease-causing bacteria and yeast. VAP is a bacterial pneumonia that can develop in patients receiving mechanical (artificial) ventilation and is the most common infection occurring in mechanically-ventilated patients.

      In 2002, we were primarily developing iseganan HCl for the prevention of ulcerative oral mucositis, a complication that develops in cancer patients receiving chemotherapy or radiation that results in painful ulcer-like sores in the mouth and throat. The top-line results of our 545-patient phase III clinical trial of iseganan HCl oral solution to treat patients undergoing radiotherapy to prevent or reduce ulcerative oral mucositis showed no significant difference between iseganan and placebo in the primary or secondary end-points. The top-line results of our 509-patient phase III clinical trial of iseganan HCl oral solution to treat patients undergoing aggressive chemotherapy to prevent or reduce ulcerative oral mucositis showed no significant difference between iseganan and placebo in the primary end-point. Iseganan appears to be safe when applied to the oral cavity. We are not pursuing further development of iseganan HCl to treat oral mucositis at this time.

      Previously, we have completed two earlier stage trials of iseganan HCl for other indications: to prevent pneumonia in patients requiring breathing assistance from a mechanical ventilator and to treat respiratory infections in patients with cystic fibrosis. The data from each of these trials support the advancement to the next stage of human clinical testing for each of these two indications. In February 2003, we announced plans to begin working on a phase II/III clinical trial of iseganan HCl oral solution to prevent VAP. A phase II/ III clinical trial attempts to establish the safety and efficiency of a drug candidate in an expanded patient population. If we are able to obtain additional financing, we anticipate having the first patient enrolled before the end of the third quarter of 2003.

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

Iseganan HCl Oral Solution for Prevention of Ventilator-Associated Pneumonia (VAP)

      Iseganan HCl oral solution is a potential new drug for the prevention of VAP. Iseganan HCl is an antimicrobial drug whose properties may be well suited for use in preventing VAP. Iseganan HCl kills a wide spectrum of bacteria known to cause pneumonia and to date no evidence of resistance to iseganan has emerged in our early stage clinical trials. VAP is a common infection occurring among patients in the intensive care unit. Patients who require artificial ventilation are vulnerable to developing pneumonia as a consequence of the aspiration of bacteria-laden saliva. Prior clinical trials using a variety of other antibiotics have demonstrated that the incidence of VAP can be reduced through prophylactic decontamination of the oral cavity. We believe conventional antibiotics are not widely prescribed to prevent VAP because of concerns for the development of antibiotic resistance, and there are currently no approved therapeutics specifically for the prevention of VAP. As a consequence, patients who develop VAP incur extended stays in the intensive care unit and increased hospital charges. In the United States, over 400,000 patients are artificially ventilated each year for at least 48 hours and are vulnerable to developing VAP.

      In 2001, a phase I and IIa trial of iseganan HCl oral solution in mechanically ventilated patients evaluating safety and antimicrobial activity was completed. In February 2003, we announced plans to begin work on our new phase II/III trial. Single doses of iseganan HCl were well tolerated in clinical studies in mechanically ventilated patients, and were shown to effect significant reductions in the level of bacteria in the oral cavity of cancer patients as well as patients who require artificial ventilation. Iseganan HCl reduced the levels of oral microbial flora by more than 100-fold compared to pre-treatment baseline levels after a single 9 mg oral-topical dose. The phase IIa study evaluating the safety and antimicrobial efficacy of iseganan HCl oral solution administered for up to five days demonstrated that iseganan HCl oral solution was well tolerated and provided a significant antimicrobial effect in ventilated patients. We believe, these results support further development of iseganan HCl oral solution for the prevention of VAP.

      In the first quarter of 2003, we commenced preparations for a new phase II/III trial of iseganan HC1 oral solution for the prevention of VAP. As part of our preparation, we met with members of our Steering Committee and Data Monitoring Committee, which are comprised of doctors and statisticians who are experienced in the care of mechanically-ventilated patients and/or the design of clinical trials. We have entered into consulting agreements with the members of our Steering and Data Monitoring committees, pursuant to which they are compensated on an hourly basis for the time they spend providing us with input on the design, conduct, analysis and reporting of clinical trials.

      Together with our Steering and Data Monitoring committees, we designed a phase II/III study to test the effectiveness of iseganan HC1 in preventing VAP. The phase II/III trial is designed to be a 500 patient, double blind, placebo controlled study, which is anticipated to enroll the first patient before the end of the third quarter of 2003 if we obtain financing to conduct the trial. Preliminary data from this trial would be expected in the second quarter of 2004. We cannot be certain that iseganan HCl oral solution will prove to be safe or effective in the prevention of VAP, or will receive regulatory approvals.

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

The Regents of the University of California

      In April 1994, we entered into a license agreement with The Regents of the University of California, under which we have exclusive rights to develop and commercialize Protegrin-based products, such as iseganan HCl. To date, we have paid a $50,000 licensing fee, $25,000 upon the filing of an Investigational New Drug application and $50,000 upon the initiation of a phase III trial.

      We are also obligated to bear all patent costs and submit semi-annual progress reports to the Regents until the first commercial sale. Subsequent to this sale, we are obligated to provide quarterly royalty reports and make quarterly royalty payments to the Regents. The Regents have the right to inspect our royalty records at any time.

      We may terminate the agreement upon prior written notice which shall be effective 90 days after the date of such notice. The Regents may provide a notice of default if any of the following occur: we fail to use diligent efforts to develop and commercialize Protegrin-based products, we are unable to meet certain targets for raising capital or expending resources for the development and commercialization of Protegrin-based products, or we cannot achieve the commercialization milestones stated in a development plan that we presented to the Regents. Upon receipt of the notice of default, we have 90 days to cure the default. If we do not cure the default, the agreement automatically terminates.

      The agreement is effective for the life of the Regents’ patent rights, unless all patent applications are abandoned or no patents are issued, or for 17 years from the first commercial sale of the licensed product, whichever comes first.

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

Intellectual Property

      We own two U.S. patents covering iseganan HCl. Together, these patents contain claims to compositions of matter, pharmaceutical compositions and methods of use, including the treatment or prevention of oral mucositis. These patents expire no earlier than 2015. In addition, we are either the owner or exclusive licensee from The Regents of the University of California of seven other U.S. patents covering related antimicrobial peptides and/or their uses. We also have two pending U.S. applications directed to specific uses of iseganan HCl, including the treatment of VAP.

      Applications covering iseganan HCl and the related antimicrobial peptides, as well as their uses, are either pending or have issued in major foreign jurisdictions. Australia has issued patents covering iseganan HCl and the related antimicrobial peptides, as well as their uses. Such patents expire no earlier than 2016. In addition, the Company has patent applications covering iseganan and the related antimicrobial peptides, as well as their uses, pending in Europe, Japan, Canada, Hong Kong and Israel. Currently, the most important patents to the Company are the issued patents covering iseganan HC1 and the pending patents covering the use of iseganan HC1 to prevent VAP.

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

Competition

      We are not aware of any products that compete with iseganan HCl for the prevention of VAP. However, pharmaceutical companies and biotechnology companies may develop products in the future that compete with iseganan HCl for the prevention of VAP. Many of these companies have substantially greater experience, financial and other resources than we do. In addition, they may have greater experience in developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We believe the principal bases for competition for our drug candidate are potential effectiveness, price and reimbursement status, and ease of administration and side effect profile. We cannot give any assurances that we can effectively compete with these other pharmaceutical and biotechnology companies.

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

Employees

      As of March 15, 2003, we had eight full-time employees, three of whom are engaged in product development activities and five of whom were engaged in general and administrative activities. Our employees are not represented by a collective bargaining agreement. We believe that we have good relations with our employees.

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

      We are currently leasing one facility on 2483 East Bayshore Road, Suite 100, in Palo Alto, California. The facility provides approximately 3,600 square feet of office space. The lease expires in June 2004. We believe that our facility is adequate and suitable for at least our current and near-term future needs.

PART II

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Items 7 and 8 of this report. The financial data for periods prior to the financial statements presented in Item 8 of this Form 10-K/A are derived from audited financial statements not included in this Form 10-K/A.

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

      The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risks Related To Our Business”. All forward-looking statements included in this document are based on information available to us on the date of this document and we assume no obligation to update any forward looking statements contained in this Form 10-K.

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

      In April 2002, we acquired Apothogen, Inc., a privately held pharmaceutical in-licensing company based in North Carolina. We issued 450,000 shares of its common stock in exchange for all of Apothogen’s outstanding capital stock. The total purchase price of $2.0 million was determined based on the average closing price of our common stock on the two days prior to the closing date, the closing date and two days after the closing date. We acquired Apothogen to obtain its workforce, including the services of Dr. Ernest Mario, in order to obtain additional seasoned executives who could bring expertise in the commercialization of products, including product launch, and other strategic relationships.

      We allocated the purchase price based on the relative fair value of the net tangible and intangible assets acquired. Net tangible assets were valued at $300,000 and consisted primarily of cash, other current assets and fixed assets. The amount of the purchase price in excess of the net tangible assets acquired of $1.7 million was allocated to acquired workforce, which was to be amortized over three years. The acquired workforce, net of amortization, of $1.4 million was deemed to be impaired after the negative results of the phase III trial of iseganan HC1 for the prevention of oral mucositis in cancer patients receiving chemotherapy were announced. The acquired workforce was comprised of sales and marketing management, and given there would be no drug approval in the near future, the acquired workforce was deemed impaired, and therefore written down to zero in December 2002.

      Concurrent with the closing of the acquisition, Dr. Ernest Mario, the former Chairman and Chief Executive Officer of Apothogen, joined us as Chairman and Chief Executive Officer and purchased $5.0 million of newly issued shares of our common stock in a private placement at a purchase price per share of $4.01.

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

Clinical Trial Accruals

      The Company’s accrued costs for clinical trial activities are based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, laboratories and consultants, or the clinical trial service providers, that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit or for a combination of these elements. Activity levels are monitored through close communication with the service provider, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in the scope of the services to be performed. Each significant clinical trial service provider provides an estimate of costs incurred but not invoiced at the end of each quarter for each individual trial. The estimates are reviewed and discussed with the service provider as necessary, and included in research and development expenses for the related quarter. These estimates could differ significantly from the actual amount subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented.

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

Expenses

Research and Development

      Research and development expenses decreased to $23.1 million for the year ended December 31, 2002 compared to $38.0 million for the same period in 2001. The decrease primarily consists of decreases of $5.1 million in salaries and benefits, $6.7 million of outside services related to clinical trials and $2.1 million of license fees. During 2001, we commenced a research and technology licensing agreement with New Chemical Entities, Inc. (now Albany Molecular Research, Inc. (AMRI)) and with Diversa Corporation. In conjunction with the May 2001 restructuring, we terminated or restructured research and licensing collaborations with AMRI, Biosearch Italia, S.p.A., Cetek Corporation and Diversa Corporation. The total research and development expenses incurred in 2001 in conjunction with these collaborations were $4.5 million of which $1.75 million was charged to research and development and $2.75 million was charged to restructuring. In addition, we issued 700,000 warrants to Diversa Corporation, valued at $560,000, which was also charged to restructuring. Research and development expenses include salaries for research and development personnel, clinical trial expenses from clinical trial service providers, drug substance, consulting expenses, building and equipment costs, supplies, collaboration expenses, administrative expenses and allocations of corporate costs. In 2002, approximately 58% of research and development expenses were related to clinical trial activities performed by the clinical trial service providers compared to 50% in 2001. The clinical trial expenses in 2002 and 2001 primarily relate to phase III clinical studies of iseganan HCl oral solution for the reduction in incidence and severity of ulcerative oral mucositis. Due to the significant number of risks and uncertainties associated with developing drugs (See the Risks Related to our Business beginning on page 8), clinical studies vary significantly in length and can span as many as seven to ten years. Any estimation of the length and completion dates of particular clinical studies are therefore highly speculative. Included in research and development expenses are non-cash stock compensation charges of $656,000 and $1.5 million in 2002 and 2001, respectively.

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

      In February 2003, we commenced preparations for a new phase II/III clinical trial of iseganan HCl oral solution for the prevention of VAP. Enrollment in the trial is expected to begin in the middle of 2003, and preliminary data from this trial are expected in the second quarter of 2004. The aggregate costs incurred for the development of iseganan HCl for the prevention of VAP during 2000, 2001, 2002 and the first quarter of 2003, were approximately $2.9 million.

      Drug development in the United States is a process that includes several steps defined by the FDA. The process begins with the filing of an IND application that, if successful, allows clinical study of the potential new drug. Clinical development typically involves three phases of study: phase I, II and III. The most significant costs associated with clinical development are the phase III trials as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, a new drug application, or NDA, may be filed with the FDA. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. The successful development of our drug candidates is highly uncertain. A product’s completion date and completion costs are difficult to predict. The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material adverse effect on our results of operations. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and certain consequences of failing to do so are set forth in the risk factors entitled “If we fail to obtain FDA approvals for any future products that we develop, acquire or license, we will be unable to commercialize our drug candidates” and “We expect to continue to incur future operating losses and may never achieve profitability” as well as in other risk factors.

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

Other Income

      In May 2002, the we completed the sale of two pre-clinical anti-infective programs to Micrologix Biotech Inc., a Canadian company, for cash and 750,000 shares of Series A preferred shares of Micrologix, and recognized other income of $775,000. The Series A preferred shares are redeemable at $1 per share or convertible into common stock at the election of Micrologix upon the occurrence of certain time and achievement milestones as follows: (1) shares converted into common stock with a value of $400,000 upon the four month anniversary of the effective date of the agreement; (2) shares will convert into common stock with a value of $100,000 upon commencement of certain toxicology studies; and (3) shares will convert into common stock with a value of $250,000 upon filing for marketing approval for certain new drugs in various countries. During the quarter ended September 30, 2002, $200,000 of other income was recognized in connection with the redemption of 400,000 shares of Series A preferred shares of Micrologix, which was triggered by the first milestone set forth above.

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

      We have an obligation to pay ongoing consulting payments to Mr. Ken Kelley, a former officer, through September 30, 2003. The aggregate payments for the duration of the agreement total $550,000, with the remaining $220,000 as of December 31, 2002 to be paid in 2003.

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

Clinical Trial Accruals

      The Company’s accrued costs for clinical trial activities are based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, laboratories and consultants, or the clinical trial service providers, that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the service provider, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. Each significant clinical trial service provider provides an estimate of costs incurred but not invoiced at the end of each quarter for each individual trial. The estimates are reviewed and discussed with the service provider as necessary, and included in research and development expenses for the related quarter. These estimates could differ significantly from the actual amount subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

5.     Commitments and Financing Obligations

      At December 31, 2002, the Company had no lease commitments on facilities. In prior periods, the Company leased its facilities under operating lease agreements, which were set to expire in July 2004 and April 2011. In November 2002, the Company reached agreements with its landlords to terminate all of its long-term leases. See Note 6 for further discussion. At December 31, 2001, the Company had restricted cash of $2.0 million, in connection with these facility leases.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      The Company allocated the purchase price based on the relative fair value of the net tangible and intangible assets acquired. Net tangible assets were valued at $300,000 and consisted primarily of cash, other current assets and fixed assets. The amount of the purchase price in excess of the net tangible assets acquired of $1.7 million was allocated to acquired workforce, which was to be amortized over three years. The acquired workforce, net of amortization, of $1.4 million was deemed to be impaired after the failed results of the phase III trial of iseganan HCl for the prevention of oral mucositis in cancer patients receiving chemotherapy were announced. The acquired workforce was comprised of sales and marketing management, and given there would be no drug approval in the near future, the acquired workforce was deemed impaired, and therefore written down to zero in December 2002. The Company acquired Apothogen in order to obtain its workforce, including the services of Dr. Ernest Mario, to obtain additional seasoned executives who could bring expertise in the commercialization of products, including product launch, and other strategic relationships.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      During November 2001, the Company entered into an agreement to modify the vesting of one officer’s unvested stock options so that a portion of the officer’s unvested options would vest upon his termination in January 2002, and the remaining options would continue to vest over a consulting period. In connection with this modification, compensation expense of $413,000, including the amortization of $408,000 of previously recorded deferred stock compensation associated with the awards, was recorded in general and administrative expenses in the year ended December 31, 2001. In connection with this modification, compensation expense of $155,000, including amortization expense of $112,000 of previously recorded deferred stock compensation associated with the awards, was recorded in general and administrative expense in the year ended December 31, 2002. The Company expects to continue to record consulting expense through July 31, 2003 related to the periodic revaluation of these stock options as they vest in accordance with EITF 96-18. In addition, in 2003, the Company will amortize the remaining deferred stock compensation originally recorded in connection with these options, of approximately $57,000.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

      From 1994 to 1997, the Company entered into a series of agreements with The Regents of the University of California under which it obtained certain licenses to its protegrin technology under development. In consideration for these licenses, the Company has made certain payments totaling $125,000, and agreed to pay The Regents of the University of California additional amounts and specified royalties upon occurrence of certain events related to the development of the technology. These events include drug approvals and product sales.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements and Schedules

See index to Consolidated Financial Statements at Item 8 of this Form 10-K.

All financial statement schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements and the related notes.

2.	Exhibit Index

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation.(12)
3.2		Bylaws.(1)
4.1		Amended and Restated Investor Rights Agreement dated October 15, 1999.(1)
4.2		Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(4)
10.1		Form of Indemnity Agreement.(1)
10.2		Amended and Restated 1995 Stock Option Plan, as amended on November 16, 2002.(11)(12)
10	.2.2	Amended and Restated Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement.(1)(11)
10.3		2000 Equity Incentive Plan, as amended on February 11, 2003.(11)(12)
10	.4††	Purchase Supply Agreement by and between the Company and Polypeptide Laboratories A/S dated January 3, 1997.(1)
10	.5††	Development Supply Agreement by and between the Company and Polypeptide Laboratories A/S dated January 3, 1997 and Amendment dated July 1, 1997.(1)
10	.6††	Second Amendment to the License Agreement by and between the Company and The Regents of the University of California dated June 12, 1996.(1)
10	.7††	Third Amendment to the License Agreement by and between the Company and The Regents of the University of California dated September 16, 1997.(1)
10	.8††	License and Supply Agreement by and between the Company and Biosearch Italia S.p.A. dated May 8, 1998.(1)
10.9		2000 Employee Stock Purchase Plan and related documents.(1)(11)
10.10		Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated August 1999.(1)
10	.11††	Research and Technology Agreement by and between the Company and New Chemical Entities dated January 24, 2001.(2)
10	.12††	Letter Agreement by and between the Company and Biosearch Italia dated May 18, 2001.(3)
10.13		First Amendment to Research and Technology Agreement by and between the Company and Albany Molecular Research Inc. (successor to New Chemical Entities Inc.).(3)
10.14		Letter Agreement by and between the Company and Albany Molecular Research Inc. (successor to New Chemical Entities Inc.) dated June 21, 2001.(3)
10.15		Senior Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(9)(11)
10.16		Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(9)(11)
10.17		Summary of Officer Incentive Bonus Plan.(3)(11)
10	.18††	Release Agreement by and between the Company and Diversa Corporation dated July 27, 2001, including Warrant to Purchase Common Stock of the Company and Registration Rights Agreement.(7)
10.19		Letter Agreement dated November 28, 2001 by and between the Company and Ken Kelley.(5)(11)

Exhibit
Number	Description

10.20	Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated April 29, 2002.(8)
10.21	Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated June 10, 2002.(8)
10.22	2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003.(12)
10.23	Master Services Agreement by and among the Company, PPD Development, LP and PPD Global Ltd., dated July 29, 2002.(9)
10.24	Lease Termination Agreement by and between the Company and EOP-Shoreline Technology Park, L.L.C., dated November 22, 2002, including Common Stock Purchase Agreement.(10)
10.25	Lease Termination Agreement by and between the Company and Bruce H. Carter and Keith M. Carter, dated October 31, 2002.(12)
10.26	Sublease Termination Agreement and Sublease by and between the Company and ReShape, Inc., dated October 31, 2002.(12)
10.27	Lease Assignment Agreement by and among the Company, PolyFuel, Inc. and 1245 Terra Bella Partners, LLC, dated December 20, 2002, including Warrant to Purchase Common Stock of the Company dated December 31, 2002.(12)
10.28	Termination of Development Supply Agreement and Purchase/ Supply Agreement by and among the Company, Polypeptide Laboratories A/S and Polypeptide Laboratories AB, dated December 6, 2002.(12)
10.29	Lease Agreement by and between the Company and Embarcadero Corporate Center, dated February 10, 2003.(12)
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney. Reference is made to the signature page.
99.1	Certifications

††	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(2)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on August 14, 2001.

(4)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(5)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on February 15, 2002.

(6)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 15, 2002.

(7)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-89840) filed with the Securities and Exchange Commission on June 5, 2002.

(8)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 14, 2002.

(10)	Incorporated by reference to exhibit to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on November 27, 2002.

(11)	Management contract or compensatory plan, contract or arrangement.

(12)	Incorporated by reference to exhibit to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

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

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of June 2003.

INTRABIOTICS PHARMACEUTICALS, INC.

By	/s/ HENRY J. FUCHS, M.D.

Henry J. Fuchs, M.D.
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY J. FUCHS, M.D. Henry J. Fuchs, M.D.	President and Chief Executive Officer	June 24, 2003

/s/ ERIC H. BJERKHOLT Eric H. Bjerkholt	Chief Financial Officer	June 24, 2003

* Ernst Mario, Ph.D.	Chairman of the Board	June 24, 2003

* Kevin Tang	Director	June 24, 2003

* Kathleen D. LaPorte	Director	June 24, 2003

* Gary A. Lyons	Director	June 24, 2003

Signature	Title	Date

* Jerry Jackson	Director	June 24, 2003

* Jack S. Remington	Director	June 24, 2003

*/s/ HENRY J. FUCHS Henry J. Fuchs Attorney-In-Fact

CERTIFICATIONS

I, Henry J. Fuchs M.D., certify that:

      1.     I have reviewed this annual report on Form 10-K/A of IntraBiotics Pharmaceuticals, Inc.;

      2.     Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report; and

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ HENRY J. FUCHS M.D.

Henry J. Fuchs M.D.
Chief Executive Officer

Date: June 24, 2003

I, Eric H. Bjerkholt, certify that:

      1.     I have reviewed this annual report on Form 10-K/A of IntraBiotics Pharmaceuticals, Inc.;

      2.     Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report; and

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ ERIC H. BJERKHOLT

Eric H. Bjerkholt
Chief Financial Officer

Date: June 24, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation.(12)
3.2		Bylaws.(1)
4.1		Amended and Restated Investor Rights Agreement dated October 15, 1999.(1)
4.2		Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(4)
10.1		Form of Indemnity Agreement.(1)
10.2		Amended and Restated 1995 Stock Option Plan, as amended on November 16, 2002.(11)(12)
10	.2.2	Amended and Restated Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement.(1)(11)
10.3		2000 Equity Incentive Plan, as amended on February 11, 2003.(11)(12)
10	.4††	Purchase Supply Agreement by and between the Company and Polypeptide Laboratories A/S dated January 3, 1997.(1)
10	.5††	Development Supply Agreement by and between the Company and Polypeptide Laboratories A/S dated January 3, 1997 and Amendment dated July 1, 1997.(1)
10	.6††	Second Amendment to the License Agreement by and between the Company and The Regents of the University of California dated June 12, 1996.(1)
10	.7††	Third Amendment to the License Agreement by and between the Company and The Regents of the University of California dated September 16, 1997.(1)
10	.8††	License and Supply Agreement by and between the Company and Biosearch Italia S.p.A. dated May 8, 1998.(1)
10.9		2000 Employee Stock Purchase Plan and related documents.(1)(11)
10.10		Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated August 1999.(1)
10	.11††	Research and Technology Agreement by and between the Company and New Chemical Entities dated January 24, 2001.(2)
10	.12††	Letter Agreement by and between the Company and Biosearch Italia dated May 18, 2001.(3)
10.13		First Amendment to Research and Technology Agreement by and between the Company and Albany Molecular Research Inc. (successor to New Chemical Entities Inc.).(3)
10.14		Letter Agreement by and between the Company and Albany Molecular Research Inc. (successor to New Chemical Entities Inc.) dated June 21, 2001.(3)
10.15		Senior Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(9)(11)
10.16		Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(9)(11)
10.17		Summary of Officer Incentive Bonus Plan.(3)(11)
10	.18††	Release Agreement by and between the Company and Diversa Corporation dated July 27, 2001, including Warrant to Purchase Common Stock of the Company and Registration Rights Agreement.(7)
10.19		Letter Agreement dated November 28, 2001 by and between the Company and Ken Kelley.(5)(11)
10.20		Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated April 29, 2002.(8)
10.21		Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated June 10, 2002.(8)
10.22		2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003.(12)
10.23		Master Services Agreement by and among the Company, PPD Development, LP and PPD Global Ltd., dated July 29, 2002.(9)
10.24		Lease Termination Agreement by and between the Company and EOP-Shoreline Technology Park, L.L.C., dated November 22, 2002, including Common Stock Purchase Agreement.(10)

Exhibit
Number	Description

10.25	Lease Termination Agreement by and between the Company and Bruce H. Carter and Keith M. Carter, dated October 31, 2002.(12)
10.26	Sublease Termination Agreement and Sublease by and between the Company and ReShape, Inc., dated October 31, 2002.(12)
10.27	Lease Assignment Agreement by and among the Company, PolyFuel, Inc. and 1245 Terra Bella Partners, LLC, dated December 20, 2002, including Warrant to Purchase Common Stock of the Company dated December 31, 2002.(12)
10.28	Termination of Development Supply Agreement and Purchase/ Supply Agreement by and among the Company, Polypeptide Laboratories A/S and Polypeptide Laboratories AB, dated December 6, 2002.(12)
10.29	Lease Agreement by and between the Company and Embarcadero Corporate Center, dated February 10, 2003.(12)
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney. Reference is made to the signature page.
99.1	Certifications

††	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(2)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 16, 2001.

(3)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on August 14, 2001.

(4)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(5)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on February 15, 2002.

(6)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 15, 2002.

(7)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-89840) filed with the Securities and Exchange Commission on June 5, 2002.

(8)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on August 14, 2002.

(9)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 14, 2002.

(10)	Incorporated by reference to exhibit to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on November 27, 2002.

(11)	Management contract or compensatory plan, contract or arrangement.

(12)	Incorporated by reference to exhibit to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.