Form 10-Q/A
period 2003-03-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2003-06-25
CIK 1103390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑       No ☐

      Indicate by checkmark whether registrant is an accelerated filer (as defined in Rule 12b-2 of Securities Exchange Act of 1934).  Yes ☐       No ☑

      There were 3,269,168 shares of the Company’s Common Stock, par value $.001, outstanding as of April 30, 2003.

Explanatory Note

      This amendment does not reflect events occurring after the original filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the “Form 10-Q”) or update those disclosures as presented in the Form 10-Q, except to reflect certain revisions and clarifications in Items 2 and 6 of this Amendment No. 1 to Form 10-Q.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth below under “RISKS RELATED TO OUR BUSINESS”. The following discussion should be read in conjunction with the financial statements and notes included elsewhere herein and in our 2002 audited financial statements and notes thereto included in our 2002 Annual Report on Form 10-K/A. All forward-looking statements included in this document are based on information available to us on the date of this document, and except as required by law, we assume no obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

Overview

      IntraBiotics Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing an antimicrobial drug, a drug capable of destroying microorganisms that cause disease. Our only drug in development is iseganan hydrochloride, or HCl, oral solution for the prevention of ventilator-associated pneumonia, or VAP. Iseganan HCl is an antimicrobial drug that kills a wide variety of microorganisms, including bacteria and fungi, and is effective against many drug-resistant, disease-causing bacteria and yeast. VAP is a bacterial pneumonia that can develop in patients receiving mechanical (artificial) ventilation and is the most common infection occurring in mechanically-ventilated patients.

      In 2002, we were primarily developing iseganan HCl for the prevention of ulcerative oral mucositis, a complication that develops in cancer patients receiving chemotherapy or radiation that results in painful ulcer-like sores in the mouth and throat. We were evaluating whether an infectious component of oral mucositis could be prevented or reduced by this drug candidate. We concluded two large studies, one in patients receiving radiation therapy to the head and neck, and a second in patients undergoing aggressive chemotherapy. In the radiation therapy study, there was no difference between iseganan HCl and placebo, and in the chemotherapy study, differences in favor of iseganan HCl were insufficient to achieve statistical significance. Iseganan HCl appears to be safe when applied to the oral cavity. We are not pursuing further development of iseganan HCl to prevent oral mucositis and, instead we are now developing iseganan HCl to prevent VAP.

      A phase I/ IIa trial of iseganan HCl oral solution evaluating safety and antimicrobial activity in mechanically-ventilated patients was completed in February 2001. A phase I/IIa trial attempts to obtain preliminary indicators of safety and efficacy of a drug candidate in a smaller patient population. Single doses of iseganan HCl reduced the level of bacteria in the oral cavity by more than 100-fold compared to pre-treatment baseline levels in patients who required mechanical ventilation. In this study, we also selected the optimal formulation and dosage strength of iseganan HCl. The phase I/ IIa study demonstrated that administration of iseganan HCl every four hours progressively reduced the level of bacteria in the oral cavity.

      We have met with members of our Steering Committee and Data Monitoring Committee, which are comprised of doctors and statisticians who are experienced in the care of mechanically-ventilated patients and/or the design of clinical trials. Together, we designed a phase II/ III study to test the effectiveness of iseganan HCl in preventing VAP. A phase II/III study attempts to establish the safety and efficacy of a drug candidate in an expanded patient population. We have also met with the FDA to obtain their feedback on the trial. In April 2003, we amended our Investigational New Drug application. The phase II/ III trial is designed to enroll 500 patients in a double blind, placebo controlled study. Enrollment in the trial is expected to begin in the middle of 2003, and preliminary data from this trial are expected in the second quarter of 2004. The aggregate costs incurred for the development of iseganan HCl for the prevention of VAP during 2000, 2001,

2002 and the first quarter of 2003, were approximately $2.9 million. We cannot be certain that iseganan HCl oral solution will prove to be safe or effective in the prevention of VAP, or will receive regulatory approvals.

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

Critical Accounting Policies

      There have been no material changes to the Company’s critical accounting policies, which are included and described in our Form 10-K/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Results of Operations

Three-month Periods Ended March 31, 2003 and 2002

Research and Development

      Research and development expenses for the three-month period ended March 31, 2003 consist of costs related to the preparation for a new phase II/III clinical trial for iseganan HCl oral solution for the prevention of VAP. For the three-month period ended March 31, 2002, the research and development expenses consisted of costs related to our phase III clinical trials for iseganan HCl oral solution for the prevention of oral mucositis. Research and development expenses decreased to $268,000 in the three-month period ended March 31, 2003 from $7.0 million for the same period of 2002. Expenses related to our then-enrolling phase III clinical trials for iseganan HCl oral solution for the prevention of oral mucositis during the 2002 period were significantly higher than expenses in the 2003 period related to the commencement of preparations for the new phase II/III clinical trial for the prevention of VAP. We expect research and development expenses to increase significantly as patients are enrolled in the second half of 2003 and the first half of 2004 for the new phase II/III clinical trial. In addition, in October 2002, as a result of negative results for the oral mucositis trial, we reduced our research and development headcount from 27 at March 31, 2002 down to three at March 31, 2003. We believe our current staff is sufficient to conduct the planned phase II/III trial for the prevention of VAP. Research and development costs primarily include salaries for research and development personnel, clinical trial expenses from clinical trial service providers, drug substance, consulting expenses, supplies, administrative expenses and allocated facilities costs. For the three-month periods ended March 31, 2003 and 2002, approximately 24% and 70%, respectively, of research and development expenses were related to clinical trial activities performed by the clinical trial service providers. Included in research and development expenses are non-cash deferred compensation charges of $0 and $281,000 in the three-month period ended March 31, 2003 and 2002, respectively. The decrease between periods was due to the cancellation of options for terminated employees.

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

      The consulting payments relate to an obligation to pay ongoing consulting payments to Mr. Ken Kelley, a former officer, through September 30, 2003. The aggregate payments for the duration of the agreement total $550,000, with the remaining $220,000 as of December 31, 2002 to be paid in 2003.

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

Risks Related to Our Business

      Our business faces significant risks. In evaluating our business you should carefully consider the risks described below. Additional risks that we do not know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the trading price of our common stock could decline.

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

If we raise additional capital by issuing securities or through collaboration and licensing arrangements, our existing stockholders may experience dilution or we may be required to relinquish rights to our technologies or product candidates.

      We may raise additional financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

We depend on the outcome of our clinical trial for the prevention of VAP and any future clinical trials for other indications for iseganan HCl or for products that we may license or acquire, and if they are unsuccessful, we will not be able to commercialize any products and may be forced to cease operations.

      We had only one late stage lead product, iseganan HCl, which failed in the phase III trial conducted on patients with head and neck cancer receiving radiotherapy and the phase III trial conducted on patients with cancer receiving aggressive chemotherapy. Our other indications for iseganan HCl are in earlier stages of clinical development. In the first quarter of 2003, we commenced preparations for a new phase II/ III trial of iseganan HCl oral solution for the prevention of VAP, and we are focusing our resources on this trial. If the FDA requests that we change important design aspects of this trial, then the trial may proceed more slowly than anticipated, making the trial more expensive to conduct and potentially less likely to succeed. If this phase II/ III trial fails to meet its primary endpoint, and we do not acquire or license any additional product candidates, we may not be able to commercialize any products and we may be forced to cease operations. In addition, as a result of our focus on the VAP trial and the delay in clinical development of any other drug candidates, our ability to generate product revenue will be delayed and we do not expect to generate product revenue in the near term.

If our contract research organizations assisting in our clinical trials fail to appropriately manage our clinical trial, the trial could be delayed or could fail.

      We rely on contract research organizations to assist us in managing and monitoring our clinical trial. We have entered into agreements with Amarex, LLC, Orion Clinical Services, Ltd., Icon Laboratories, Inc., Patheon Inc., Fisher Scientific International Inc. and Advanced Clinical Trials, Inc. to provide clinical research services. The FDA may inspect some of our clinical investigational sites, our contract research organizations’ records and our facility and files to determine if the clinical trial is conducted according to good clinical practices. If the FDA determines that the trial is not in compliance with good clinical practices, we may be required to repeat the clinical trial. If our contract research organizations fail to perform under our agreements with them, we may face delays in completing our clinical trial or failure of our clinical program.

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

      The regulatory review and approval process is lengthy, expensive and uncertain. Extensive pre-clinical and clinical data and supporting information must be submitted to the FDA for each indication to establish safety and effectiveness in order to secure FDA approval. A number of new drugs for certain indications, iseganan HCl for the prevention of oral mucositis included, have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. We have limited experience in obtaining such approvals, and cannot be certain when, if ever, we will receive these regulatory approvals. If we are unable to demonstrate the safety and efficacy of our drug candidate, we will be unable to obtain the required regulatory approvals and we will be unable to commercialize the drug candidate and generate product revenue.

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

      We may be unable to compete successfully if other companies develop and commercialize competitive products that are less expensive, more effective, have fewer side effects or are easier to administer than drug candidates which we develop, acquire or license. If we are unable to compete successfully with any future drug candidate, physicians may not recommend and patients may not buy our drug.

      We are not aware of any products that compete with iseganan HCl for the prevention of VAP. However, pharmaceutical companies and biotechnology companies may develop products in the future that compete with iseganan HCl for the prevention of VAP. Many of these companies have substantially greater experience, financial resources and larger research and development staffs than we do. In addition, many of these companies, either alone or together with their collaborative partners, have significantly greater experience than we do in developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We also compete with these organizations and other companies for in-licensing opportunities for future drug candidates, and for attracting scientific and management personnel.

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

      We are highly dependent on our management and technical staff. Competition for personnel is intense. If we lose the services of any of our senior management or technical staff, we may be unable to successfully complete our planned clinical trial for VAP. In particular, the loss of the services of Henry J. Fuchs, our President and Chief Executive Officer, or Steven Ketchum, our Vice President, Regulatory Affairs, could significantly impede our research and development efforts, our relations with potential collaborators and completion of our planned clinical trial for VAP. We do not have employment agreements with Mr. Fuchs or Mr. Ketchum. We do not maintain key person life insurance and do not have employment agreements with our other members of management and technical staff. In October 2002, we completed a restructuring that included a reduction in force of approximately 70% of our workforce. Through April 30, 2003, we have further reduced our sales, marketing and business development staff, and as of March 31, 2003, we had eight full-time employees. In order to pursue any future product development, marketing and commercialization, we will need to hire additional qualified scientific personnel to perform research and development and personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

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

We may become subject to the SEC’s penny stock rules, which may decrease the liquidity of our common stock and negatively impact the ability of purchasers of our common stock to sell our common stock in the secondary market.

      SEC rules place restrictions on the ability of brokers or dealers to sell securities that are defined as “penny stocks”, which include securities priced under five dollars, unless an exception to the penny stock rules applies. We are not currently subject to the penny stock rules because our common stock currently qualifies for two separate exceptions to the SEC’s penny stock rules. The first exception for which we qualify renders the penny stock rules inapplicable if our securities are traded on Nasdaq. As discussed in the immediately preceding risk factor, our common stock is currently traded on the Nasdaq, but we may be delisted from the Nasdaq if we do not continue to meet the Nasdaq’s listing requirements. In addition, the penny stock rules do not apply to securities of companies that have been in continuous operation for at least three years and have net tangible assets (total assets less intangible assets minus liabilities) in excess of $2.0 million. We have been in continuous operation for more than three years, and, as of December 31, 2002, we had net tangible assets of approximately $15.5 million. Therefore, our common stock also qualifies for this exception to the penny stock rules. However, as we expend capital resources on our clinical trial, our net tangible assets will continue to decrease and we may not be able to continue to qualify for this exemption, unless we raise additional funding.

      If we were to become subject to the SEC’s penny stock rules, brokers or dealers would generally be required to provide a purchaser of our common stock with a disclosure document stating, among other things:

•	that penny stocks are risky and informing the customer of his or her right to pricing information relating to our common stock and to information regarding the compensation to be received by the salesperson and the brokerage firm for effecting a trade in our common stock;

•	that the broker must send its customer a written statement for the customer to sign that accurately describes the customer’s financial situation, investment experience, and investment goals, and that contains a statement as to why the brokerage firm decided penny stocks are a suitable investment for its customer; and

•	the purchaser’s possible legal remedies in the event our common stock is sold to the purchaser in violation of the penny stock rules.

If we were to become subject to the SEC’s penny stock rules, the restrictions noted above may make it less likely that brokers or dealers would effect transactions in our common stock and therefore may decrease the liquidity of our common stock and the ability of purchasers of our common stock to sell our common stock in the secondary market.

Our stock price may be volatile, and the value of your investment may decline.

      The market prices for securities of biotechnology companies in general have been highly volatile and our stock may be subject to volatility. After accounting for the effect of 1-for-12 reverse stock split on April 10, 2003, during 2002 our closing stock prices ranged from a low of $3.24 to a high of $57.60, and during the three-month period ended March 31, 2003 the closing prices ranged from a low of $1.80 to a high of $3.96. The following factors, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements regarding strategic alternatives, including a merger or sale of the company or acquisition or license of products or product candidates;

•	publicity regarding actual or perceived adverse events in our clinical trial or relating to products under development by us or our competitors;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights;

•	regulatory developments in the United States or foreign countries; litigation;

•	litigation;

•	significant short selling in our common stock;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results and changes in analysts’ recommendations.

PART II.     OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(2)
4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999.(2)
4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(3)
4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(4)
4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(5)
4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(5)
99.1	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company, as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

(1)	Incorporated by reference to exhibit to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(2)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.

(3)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(4)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29993) filed with the Securities and Exchange Commission on March 3, 2003.

(5)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 14, 2003.

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRABIOTICS PHARMACEUTICALS, INC.

/s/ HENRY J. FUCHS

June 24, 2003	Henry J. Fuchs, M.D.
President and Chief Executive Officer

/s/ ERIC H. BJERKHOLT

June 24, 2003	Eric H. Bjerkholt
Chief Financial Officer

CERTIFICATIONS

      I, Henry J. Fuchs, M.D. certify that:

1. I have reviewed this quarterly report on Form 10-Q/ A of IntraBiotics Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ HENRY J. FUCHS

Henry J. Fuchs, M.D.
Chief Executive Officer

Date: June 24, 2003

      I, Eric H. Bjerkholt, certify that:

1. I have reviewed this quarterly report on Form 10-Q/ A of IntraBiotics Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ ERIC H. BJERKHOLT

Eric H. Bjerkholt
Chief Financial Officer

Date: June 24, 2003

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(2)
4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999.(2)
4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(3)
4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(4)
4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(5)
4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(5)
99.1	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company, as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350, as adopted).

(1)	Incorporated by reference to exhibit to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(2)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.

(3)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(4)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29993) filed with the Securities and Exchange Commission on March 3, 2003.

(5)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 14, 2003.