Form 10-Q
period 2003-09-30
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2003-11-12
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003
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
Yes ☐ No ☒

There were 5,253,983 shares of the Company’s Common Stock, par value $.001, outstanding as of October 31, 2003.

INTRABIOTICS PHARMACEUTICALS, INC.
FORM 10-Q
QUARTER ENDED September 30, 2003

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Condensed Statements of Operations for the Three- and Nine-Month Periods Ended September 30, 2003 and 2002	4
	Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2003 and 2002	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22
Item 4.	Controls and Procedures	22
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		24

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,061	$10,170
Restricted cash	250	250
Short-term investments	—	2,895
Prepaid drug substance	—	2,375
Prepaid expenses	467	247

Total current assets	10,778	15,937
Property and equipment, net	31	112
Other assets	184	177

Total assets	$10,993	$16,226

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$376	$345
Accrued clinical liabilities	128	—
Accrued employee liabilities	91	135
Accrued restructuring charges	—	64
Other accrued liabilities	244	202

Total current liabilities	839	746
Stockholders’ equity:
Preferred stock	1,886	—
Common stock	3	3
Additional paid-in capital	219,244	216,466
Deferred stock compensation	(180)	(720)
Accumulated deficit	(210,799)	(200,269)

Total stockholders’ equity	10,154	15,480

Total liabilities and stockholders’equity	$10,993	$16,226

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Operating expenses:
Research and development	$3,641	$3,955	$5,261	$17,407
General and administrative	1,125	2,388	3,833	6,295
Arbitration settlement	—	—	—	(3,600)
Restructuring and other charges	—	5,140	—	5,231

Total operating expenses	4,766	11,483	9,094	25,333

Operating loss	(4,766)	(11,483)	(9,094)	(25,333)
Interest income	28	143	99	623
Interest expense	—	(131)	—	(397)
Other income	—	200	—	984

Net loss	(4,738)	(11,271)	(8,995)	(24,123)
Non-cash deemed dividend related to beneficial conversion feature of Series A preferred stock	—	—	(1,418)	—
Dividends on Series A preferred stock	(70)	—	(117)	—

Net loss applicable to common stockholders	$(4,808)	$(11,271)	$(10,530)	$(24,123)

Basic and diluted net loss per share applicable to common stockholders	$(1.46)	$(3.59)	$(3.22)	$(7.99)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	3,283	3,143	3,274	3,018

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,

	2003	2002

Operating activities
Net loss	$(8,995)	$(24,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	110	848
Depreciation and amortization	81	575
Acquired workforce amortization	—	234
Stock compensation expense	411	619
Gain on sale of pre-clinical programs	—	(975)
Change in assets and liabilities:
Prepaid expenses	2,155	2,025
Other assets	(7)	—
Accounts payable	31	(33)
Accrued clinical liabilities	128	(222)
Accrued employee liabilities	(44)	(300)
Accrued restructuring charges	(64)	2,859
Deferred rent	—	203
Other accrued liabilities	(28)	(396)

Net cash used in operating activities	(6,222)	(18,686)
Investing activities
Capital expenditures	—	(17)
Proceeds from sale of pre-clinical programs	—	400
Maturities of short-term investments	2,895	—
Cash received in acquisition of subsidiary	—	58

Net cash provided by investing activities	2,895	441
Financing activities
Proceeds from issuance of common stock, net	6	19,472
Proceeds from issuance of Series A preferred stock and warrants, net	3,212	—
Payments on financing obligations	—	(1,406)

Net cash provided by financing activities	3,218	18,066

Net decrease in cash and cash equivalents	(109)	(179)
Cash and cash equivalents at beginning of period	10,170	27,982

Cash and cash equivalents at end of period	$10,061	$27,803

Supplemental disclosure of cash flow information:
Interest paid	$—	$397

Supplemental disclosure of non-cash information:
Net deferred stock compensation (cancellations due to employee termination)	$(430)	$(1,076)

Other assets received from sale of pre-clinical programs	$—	$575

Beneficial conversion feature on Series A preferred stock	$(1,418)	$—

Issuance of common stock dividend on Series A preferred stock	$(117)	$—

Cash flow for acquisition of subsidiary:
Acquired workforce	$—	$1,694
Other current assets acquired	—	297
Property and equipment acquired	—	56
Liabilities assumed	—	(75)
Acquisition costs incurred	—	(106)
Common stock issued	—	(1,924)

Cash received in acquisition	$—	$(58)

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

     Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by accounting principles generally accepted in the United States) have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting entirely of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of September 30, 2003, the results of its operations for the three- and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002.

     The results of operations of the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, which are contained in the Company’s Annual Report on Form 10-K/A, and filed with the Securities and Exchange Commission on June 25, 2003. The condensed balance sheet as of December 31, 2002 is derived from such audited financial statements.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as amended, must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have any impact on the Company’s financial position, results of operations or disclosure.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include stock with mandatory redemption, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, results of operations or disclosure.

Note 2. Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the Company has elected to follow APB 25 and related interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of an employee or director stock option is set equal or in excess of the fair value of the underlying stock on the date of grant, no compensation expense is recognized. If the exercise price of the employee or director stock option is set at less than the fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference. Deferred compensation is amortized on a straight-line basis over the vesting period of the original award, ranging from four to six years.

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

     The following table illustrates the effect on net loss and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders, as reported	$(4,808)	$(11,271)	$(10,530)	$(24,123)
Add: Stock-based employee compensation expense included in reported net loss	300	161	419	848
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(384)	(720)	(1,194)	(1,799)

Pro forma net loss applicable to common stockholders	$(4,892)	$(11,830)	$(11,305)	$(25,074)

Net loss per share applicable to common stockholders:
Basic and diluted — as reported	$(1.46)	$(3.59)	$(3.22)	$(7.99)

Basic and diluted — pro forma	$(1.49)	$(3.76)	$(3.45)	$(8.20)

The fair value for the Company’s options was estimated at the date of grant using the Black-Scholes option pricing model for the three- and nine-month periods ended September 30, 2003 and 2002 with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Risk-free interest rate	3.20%	3.35%	2.81%	4.08%
Volatility	1.00	1.00	1.00	1.00
Dividend yield	—	—	—	—
Expected life of option	5 years	5 years	5 years	5 years

Note 3. Comprehensive Loss

     Comprehensive loss is solely comprised of the net loss in each period presented.

Note 4. Contractual Commitments

     In February 2003, the Company entered into an operating lease agreement for a facility in Palo Alto, California, which expires in June 2004. Under the terms of the lease, the Company is committed to pay an aggregate amount of approximately $84,000 in 2003 and $43,000 in 2004.

Note 5. Stock Options Cancellation and Regrant

     In February 2003, the Board of Directors approved a cancellation and re-grant of 321,335 unexercised stock options held by existing employees and directors of the Company. Upon election by the participants, all of the unexercised stock options were cancelled and new stock options were granted in a one-for-one exchange. The re-granted options have an exercise price equal to the closing price of the Company’s common stock on the Nasdaq National Market on February 5, 2003, or $2.76 per share, post-split (see Note 8). The options vest over a four-year period and will expire in February 2008 if not previously exercised. Variable accounting is being applied to the re-granted options, starting from the date of re-grant, and the related compensation expense may have a significant impact on the Company’s future results of operations. Compensation expense of $285,000 and $309,000 was recorded for these options during the three- and nine-month periods ended September 30, 2003, respectively.

Note 6. Net Loss Per Common Share

     Basic and diluted net loss per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share”, and is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). As the Company’s potentially dilutive securities were anti-dilutive for all periods, they are not included in the calculations of diluted net loss per share applicable to common stockholders. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net loss per common share were 3,200,874 and 623,410 for the three-month periods ended September 30, 2003 and 2002, respectively, and 2,991,807 and 385,114 for the nine-month periods ended September 30, 2003 and 2002, respectively.

Note 7. Restructuring and Other Charges

     In October 2002, the Company announced a restructuring plan as a result of the failure of its then recently completed phase III clinical trial for the prevention of oral mucositis in cancer patients. This restructuring plan reduced headcount by 26 employees in research and development and general and administration, or 70% of the Company’s workforce. In accordance with provisions of EITF 94-3 and related interpretations, the Company recorded restructuring charges of $848,000 for severance costs of which $784,000 were paid as of December 31, 2002. The remaining severance accrual as of December 31, 2002 of $64,000 was paid in January 2003 to employees who left the Company in December 2002. No other charges were expensed in 2003 as a result of the restructuring plan.

Note 8. Reverse Stock Split

     On April 3, 2003, the Company’s stockholders authorized a 1-for-12 reverse stock split of all outstanding shares of the Company’s common stock, which was effected on April 10, 2003. All share and per share amounts have been retroactively adjusted to reflect the stock split for all periods presented.

Note 9. Stockholders’ Equity

     On May 1, 2003, in a private placement transaction, the Company sold 350 shares of a newly created Series A convertible preferred stock (the “Preferred Stock”), $0.001 par value, and issued warrants to purchase 920,699 shares of common stock, resulting in net cash proceeds of $3.2 million. The primary purpose of completing the private placement was to provide funds for a clinical trial of iseganan HCl for the prevention of ventilator-associated pneumonia (VAP), as well as for other general corporate purposes and working capital.

     The Preferred Stock is convertible into 1,841,404 shares of common stock at any time, at a conversion price of $1.90 per share, subject to adjustment upon the occurrence of certain events, such as stock splits, payment of dividends to common stockholders, reorganizations, mergers or consolidations. Each share of Preferred Stock automatically converts into shares of common stock on the tenth day after the day that the closing sale price of the Company’s common stock on the Nasdaq National Market has reached at least $8.28 and has remained at such level for 20 consecutive trading days, but only after the earlier to occur of (1) the unblinding and the public announcement of the results of the Company’s first pivotal clinical trial of iseganan HCl for the prevention of VAP, or (2) the second anniversary of the date the Preferred Stock was first issued. The holders of Preferred Stock are also entitled to receive, but only out of funds legally available for dividends, cumulative dividends payable quarterly, at the annual rate of eight percent of the original issue price of $10,000 on each outstanding share of Preferred Stock. The dividend will be paid in common stock based on the average of the closing sales prices of the common stock on the Nasdaq National Market for the five trading days immediately preceding and ending on the last trading day prior to the date the dividends are payable. The dividends are paid in preference to any other declared dividends. Upon any liquidation, dissolution or winding up (as such terms are defined in the Company’s Certificate of Designation) of the Company, before any distribution or payment can be made to the holders of the Company’s common stock, each holder of Preferred Stock is entitled to receive an amount equal to $10,000 plus all accrued or declared and unpaid dividends. Each share of Preferred Stock is entitled to a number of votes equal to the number of shares of common stock issuable based upon a conversion price equal to the closing bid price of the common stock on the Nasdaq National Market on the date the Preferred Stock and Warrant Purchase Agreement was signed. The number of votes is not adjustable except upon a stock split, a reverse stock split, or other similar event affecting the rights of the Preferred Stock. Holders of Preferred Stock are also entitled to elect two members of the Board of Directors, and a majority of the holders of the Preferred Stock must consent to certain actions prior to the Company taking them.

     In connection with the sale of the Preferred Stock, the Company issued immediately exercisable warrants to purchase 920,699 shares of the Company’s common stock to the purchasers of the Preferred Stock, at an exercise price of $2.07 per share, subject to adjustment upon the occurrence of certain events, such as stock splits, payment of dividends to common stockholders, reorganizations, mergers or consolidations. Additionally, the exercise price of the warrants will be reduced by 50% if the Company’s common stock is delisted from the Nasdaq National Market. The warrants will expire on May 1, 2008, if not previously exercised. The warrants issued to the holders of Preferred Stock were assigned a value of $1,326,000, which decreased the carrying value of the Preferred Stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.52%; an expiration date of May 1, 2008; volatility of 100% and a dividend yield of 0%. In connection with the issuance of the Preferred Stock and warrants, the Company recorded $1,418,000 related to the beneficial conversion feature on the Preferred Stock as a deemed dividend, which increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share. A beneficial conversion feature is present because the effective conversion price of the Preferred Stock was less than the fair value of the common stock on the commitment date. Pursuant to the terms of the Preferred Stock and Warrant Purchase Agreement, the Company is subject to certain negative and restrictive covenants, such as limitations on indebtedness and the issuance of additional equity securities without specific approvals by the Board of Directors. The Company is currently in compliance with each of the covenants.

Note 10. Subsequent Events

     On October 9, 2003, a holder of 25 shares of Preferred Stock converted the shares into 131,529 shares of common stock. On the same date, the same investor exercised warrants to purchase 65,764 shares of common stock, using the net exercise method, resulting in the issuance of 55,344 shares of common stock. There were no cash proceeds to the Company resulting from these transactions.

     On October 10, 2003, in a private placement transaction, the Company sold 1,774,000 shares of newly issued common stock, $0.001 par value, and issued warrants to purchase 354,800 shares of the Company’s common stock, resulting in net cash proceeds of approximately $18.4 million. Of these shares and warrants, 120,000 shares and 24,000 warrants were sold to an affiliate of a member of the Company’s Board of Directors. The primary purpose of completing the private placement was to provide additional funding for the two pivotal trials of iseganan HCl for the prevention of VAP, as well as for other general corporate purposes and working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth below under “RISKS RELATED TO OUR BUSINESS”. The following discussion should be read in conjunction with the financial statements and notes included elsewhere herein and in our 2002 audited financial statements and notes thereto included in our 2002 Annual Report on Form 10-K/A, filed with the SEC on June 25, 2003. All forward-looking statements included in this document are based on information available to us on the date of this document, and except as required by law, we assume no obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

Overview

     IntraBiotics Pharmaceuticals, Inc. is a biopharmaceutical company currently focused on developing an oral solution of iseganan hydrochloride, or iseganan HCl, for the prevention of ventilator-associated pneumonia, or VAP. Iseganan HCl is an antimicrobial drug, or a drug capable of destroying microorganisms, including bacteria and fungi, that cause disease, and is effective against many drug-resistant, disease-causing bacteria and fungi. VAP is a bacterial pneumonia that can develop in patients receiving mechanical (artificial) ventilation and is the most common infection occurring in patients in intensive care units.

     In 2002, we were primarily developing iseganan HCl for the prevention of ulcerative oral mucositis, a complication that develops in cancer patients receiving chemotherapy or radiation therapy that results in painful ulcer-like sores in the mouth and throat. We were evaluating whether an infectious component of oral mucositis could be prevented or reduced by this drug candidate. We concluded two large studies, one in patients receiving radiation therapy to the head and neck, and a second in patients undergoing aggressive chemotherapy. In the radiation therapy study, there was no difference between iseganan HCl and placebo, and in the chemotherapy study, differences in favor of iseganan HCl were insufficient to achieve statistical significance. Iseganan HCl appears to be safe when applied to the oral cavity. We are not pursuing further development of iseganan HCl to prevent oral mucositis, and instead we are now developing iseganan HCl to prevent VAP.

     A phase I/IIa trial of iseganan HCl oral solution evaluating safety and antimicrobial activity in mechanically-ventilated patients was completed in February 2001. A phase I/IIa trial attempts to obtain preliminary indicators of safety and efficacy of a drug candidate in a smaller patient population. The trial demonstrated that single doses of iseganan HCl reduced the level of bacteria in the oral cavity by more than 100-fold compared to pre-treatment baseline levels in patients who required mechanical ventilation. In this study, we also selected the optimal formulation and dosage strength of iseganan HCl, and demonstrated that administration every four hours progressively reduced the level of bacteria in the oral cavity.

     We have met with members of our Steering Committee and Data Monitoring Committee, which are comprised of doctors and statisticians who are experienced in the care of mechanically-ventilated patients and/or the design of clinical trials. Together, we designed a pivotal study to test the effectiveness of iseganan HCl in preventing VAP. A pivotal study attempts to establish the safety and efficacy of a drug candidate in an expanded patient population.

     In September 2003, we reached a Special Protocol Assessment, or SPA, agreement with the FDA on the requirements for registration of iseganan HCl for the prevention of VAP. Under our agreement with the FDA, we are required to conduct two identical pivotal, randomized, double-blind, placebo-controlled, multinational clinical trials. These pivotal trials are designed to assess the safety and efficacy of iseganan HCl and to demonstrate iseganan HCl’s ability to reduce the incidence of pneumonia in patients who are receiving mechanical ventilation. In each trial, approximately 900 patients will be enrolled and will be randomized to receive either iseganan HCl or placebo six times per day for up to 14 days, while being mechanically ventilated. Enrollment in the first pivotal trial commenced in September 2003, and we expect to announce its results by the end of 2004. We cannot be certain that iseganan HCl will prove to be safe or effective in the prevention of VAP, or will receive regulatory approvals.

     On October 10, 2003, we completed a private placement in which we sold shares of common stock and warrants to purchase common stock resulting in aggregate net cash proceeds of approximately $18.4 million. The primary purpose of the financing was to provide additional funding for the two pivotal trials of iseganan HCl for the prevention of VAP, as well as for other general corporate purposes and working capital. We expect that we will need to raise additional funds in the future to complete these trials and to continue our operations.

     Since commencing operations in 1994, we have not generated any revenue from product sales, and we have funded our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements and our initial public offering of common stock in March 2000. The aggregate costs incurred for the development of iseganan HCl for the prevention of VAP during 2000, 2001, 2002 and the first nine months of 2003, were approximately $5.0 million.

     The Company has in the past ordered and received, and may in the future receive, significant quantities of iseganan HCl. The Company’s policy is to record any prepayments of such orders as “Prepaid drug substance”. Upon formal acceptance by the Company of each delivery, the purchase price, including prepaid amounts, is accounted for as a research and development expense. As a result, the Company may at times hold a significant amount of iseganan HCl inventory for which there is no net carrying value on the Company’s balance sheet. At September 30, 2003, the Company held over seven kilograms of finished iseganan HCl drug substance and a significant amount of partially completed iseganan HCl that has been charged to research and development expense in line with this policy.

     During 2002, we prepaid $2.4 million for an order of seven kilograms of iseganan HCl bulk drug substance that was expected to be delivered in the second half of 2003. An additional $250,000 is payable when and if this order is accepted by us. Our general practice is that when we accept the delivery of the order, we expense the prepaid amount to research and development expense. Although the product is not expected to be needed for clinical trials, it was expected to be used by us to validate our manufacturing process. However, we have not yet been satisfied that the lot was manufactured in accordance with a validation plan or that related documentation will be adequate, and we are currently discussing this with our contract manufacturer. Due to significant uncertainty over the timing and outcome of these discussions, we have written off the entire $2.4 million prepaid amount as of September 30, 2003. The financial statements for the three- and nine-month periods ended September 30, 2003 reflect a corresponding research and development expense of $2.4 million.

     In February 2003, the Board of Directors approved a cancellation and re-grant of 321,335 unexercised stock options held by existing employees and directors of the Company. Upon election by the participants, all of the unexercised stock options were cancelled and new stock options were granted in a one-for-one exchange. The re-granted options have an exercise price equal to the closing price of the Company’s common stock on the Nasdaq National Market on February 5, 2003, or $2.76 per share, post-split. The options vest over a four-year period and will expire in February 2008 if not previously exercised. Variable accounting is being applied to the re-granted options, starting from the date of re-grant, and the related compensation expense may have a significant impact on the Company’s future results of operations. Compensation expense of $285,000 and $309,000 was recorded for these options during the three- and nine-month periods ended September 30, 2003, respectively.

     On April 3, 2003, the Company’s stockholders authorized a 1-for-12 reverse stock split of all outstanding shares of the Company’s common stock, which was effected on April 10, 2003. All share and per share amounts have been retroactively adjusted to reflect the stock split for all periods presented.

Critical Accounting Policies

     There have been no material changes to the Company’s critical accounting policies, which are included and described in our Form 10-K/A, for the year ended December 31, 2002 filed with the Securities and Exchange Commission on June 25, 2003.

Results of Operations

Three- and Nine-Month Periods Ended September 30, 2003 and 2002

Research and Development

     Research and development expenses were $3.6 million in the three-month period ended September 30, 2003, including a write-off of $2.4 million for prepaid iseganan HC1 drug substance, compared to $4.0 million in the prior year period, and $5.3 million and $17.4 million in the nine-month periods ended September 30, 2003 and 2002, respectively. The lower amounts in 2003 are primarily due to the lower cost of preparations for the first pivotal trial of iseganan HC1 for the prevention of VAP compared to the cost of enrolling patients for phase III oral mucositis trials in 2002.

     Of the research and development expenses above, $1.0 million and $2.9 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $2.1 million and $13.3 million for the nine-month periods ended September 30, 2003 and 2002, respectively, were related to clinical trial activities performed by clinical trial service providers. Other research and development expenses primarily include research and development payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation charges. Non-cash stock compensation charges were $20,000 and $56,000 for the three-month periods ended September 30, 2003 and 2002, respectively, and $23,000 and $651,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. The decrease between periods is primarily due to the cancellation of options for terminated employees and consultants.

     We expect research and development expense, excluding the write-off of the $2.4 million prepaid for iseganan HC1, to increase significantly as patients are enrolled in the first pivotal trial of iseganan HCl for the prevention of VAP.

General and Administrative

     General and administrative expenses were $1.1 million and $2.4 million in the three-month periods ended September 30, 2003 and 2002, respectively, and $3.8 million and $6.3 million in the nine-month periods ended September 30, 2003 and 2002 respectively. The decreases in general and administrative expense in both periods are a result of reduced headcount, decreased outside service costs, decreased facility-related costs such as depreciation and rent, and an overall decrease in other general operating expenses.

     General and administrative costs primarily include administrative payroll expense, outside contractors, legal and accounting fees, insurance, non-cash stock compensation charges, facilities, supplies and other general administrative expenses. Non-cash stock compensation charges were $362,000 and $120,000 for the three-month periods ended September 30, 2003 and 2002, respectively, and $498,000 and $816,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. The increase between the three-month periods is primarily due to stock compensation charges for variable accounting of options that were cancelled and re-granted in February 2003. The decrease between the nine-month periods is primarily due to the cancellation of options for terminated employees and consultants.

Arbitration Settlement

     During the nine-month period ended September 30, 2002, we received $3.6 million from a contract vendor as a result of an arbitration settlement relating to a drug dispensing error in iseganan HCl oral solution phase III clinical trials. We had no comparable item in the same period of 2003.

Restructuring and Other Charges

     There were no expenses recorded for restructuring during the three- and nine-month periods ended September 30, 2003, compared to $5.1 million and $5.2 million for the same periods in 2002, respectively. The decrease in restructuring and other charges was due to the fact that there were no restructurings during the first nine-months of 2003.

Interest Income and Interest Expense

     Interest income was $28,000 and $143,000 in the three-month periods ended September 30, 2003 and 2002, respectively, and $99,000 and $623,000 in the nine-month periods ended September 30, 2003 and 2002, respectively. The decrease in interest income resulted from the decrease in average interest earning investment balances as well as lower interest rates in 2003 relative to the comparable prior year periods. Interest expense decreased to zero for the three- and nine-month periods ended September 30, 2003, from $131,000 and $397,000 for the same periods in 2002, respectively. The decrease in interest expense is attributed to the repayment of our line of credit and bank loan in October 2002.

Other Income

     In May 2002, we completed the sale of two pre-clinical anti-infective programs to Micrologix Biotech Inc., a Canadian company, for cash and 750,000 shares of Series A preferred stock of Micrologix, and recognized other income of $200,000 and $975,000 in the three- and nine-month periods ended September 30, 2002, respectively. We had no comparable items for the same periods in 2003. The Micrologix Series A preferred shares are redeemable at $1 per share or convertible into common stock at the election of Micrologix upon the occurrence of certain time and achievement milestones as follows: (1) shares converted into common stock with a value of $400,000 upon the four month anniversary of the effective date of the agreement; (2) shares will convert into common stock with a value of $100,000 upon commencement of certain toxicology studies; and (3) shares will convert into common stock with a value of $250,000 upon filing for marketing approval for certain drugs in certain countries. During the quarter ended September 30,

2002, $200,000 of other income was recognized in connection with the redemption of 400,000 shares of Series A preferred stock of Micrologix at $1 per share, which was triggered by the first milestone set forth above.

Net Loss and Net Loss Applicable to Common Stockholders

     Net loss was $4.7 million in the three-month period ended September 30, 2003, compared to $11.3 million in the prior year period, and $9.0 million and $24.1 million in the nine-month periods ended September 30, 2003 and 2002, respectively. Net loss applicable to common stockholders was $4.8 million and $10.5 million for the three- and nine-month periods ended September 30, 2003, respectively, and included the impact of a non-cash deemed dividend related to a beneficial conversion feature on our Series A preferred stock of $1.4 million in the nine-month period ended September 30, 2003, and Series A preferred stock dividends of $70,000 and $117,000 in the three- and nine-month periods ended September 30, 2003, respectively. A beneficial conversion feature is present because the effective conversion price of the preferred stock was less than the fair value of the common stock on the commitment date. Preferred stock dividends represent the accrual of the 8% annual dividends payable quarterly to the holders of our Series A preferred stock in the form of our common stock. Net loss applicable to common stockholders was the same as net loss for the three- and nine-month periods ended September 30, 2002.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and restricted cash were $10.3 million as of September 30, 2003, compared to $13.3 million as of December 31, 2002. At September 30, 2003, we had restricted cash deposits of $250,000 in connection with a standby letter of credit issued to a contract manufacturer in relation to an order of iseganan HC1. We had no debt outstanding as of September 30, 2003. We currently invest excess funds in short-term money market funds.

     Net cash used in operating activities for the nine-month periods ended September 30, 2003 and 2002 was $6.2 million and $18.7 million, respectively. Our cash used for operating activities in each period consisted primarily of the net loss for each period, adjustments for non-cash items and changes in prepaid expenses and accrued liabilities. Non-cash items consisted primarily of stock-related compensation expenses, and in 2002, non-cash income of $975,000 related to the gain on the sale of the two pre-clinical programs to Micrologix.

     Net cash provided by investing activities for the nine-month periods ended September 30, 2003 and 2002 was $2.9 million and $441,000, respectively. The cash provided in 2003 related to the maturity of short-term investments of $2.9 million, and in 2002 primarily related to the proceeds from the sale of the two pre-clinical programs to Micrologix of $400,000.

     Net cash provided by financing activities for the nine-month periods ended September 30, 2003 and 2002 was $3.2 million and $18.1 million, respectively. The cash provided in 2003 related to the private placement transaction in May 2003, in which the Company sold 350 shares of a newly created Series A convertible preferred stock and issued warrants to purchase 920,699 shares of common stock, resulting in net cash proceeds of $3.2 million.

     The Preferred Stock is convertible into 1,841,404 shares of common stock at any time, at a conversion price of $1.90 per share, subject to adjustment upon the occurrence of certain events, such as stock splits, payment of dividends to common stockholders, reorganizations, mergers or consolidations. The shares of Preferred Stock carry with them certain rights and privileges as set forth in the Company’s Certificate of Designation and the Preferred Stock and Warrant Purchase Agreements governing the sale of the Preferred Stock and the issuance of the warrants. Each share of Preferred Stock automatically converts into shares of common stock on the tenth day after the day that the closing sale price of the Company’s common stock on the Nasdaq National Market has reached at least $8.28 and has remained at such level for 20 consecutive trading days, but only after the earlier to occur of (1) the unblinding and the public announcement of the results of the Company’s first pivotal clinical trial of iseganan HCl for the prevention of VAP, or (2) the second anniversary of the date the Preferred Stock was first issued. The holders of Preferred Stock are also entitled to receive cumulative dividends payable quarterly, at the annual rate of eight percent of the original issue price of $10,000 on each outstanding share of Preferred Stock. The dividend will be paid in common stock based on the average of the closing sales prices of the common stock on the Nasdaq National Market for the five trading days immediately preceding and ending on the last trading day prior to the date the dividends are payable. The dividends are paid in preference to any other declared dividends. Upon any liquidation, dissolution or winding up (as such terms are defined in the Company’s Certificate of Designation) of the Company, before any distribution or payment can be made to the holders of the Company’s common stock, each holder of Preferred Stock is entitled to receive an amount equal to $10,000 plus all accrued or declared and unpaid dividends. Each share of Preferred Stock is entitled to a number of votes equal to the number of shares of common stock issuable based upon a conversion price equal to the closing bid price of the common stock on the Nasdaq National Market on the date the Preferred Stock and Warrant Purchase Agreement was signed. The number of votes is not adjustable except upon a stock split, a reverse stock split, or other similar event affecting the rights of the Preferred Stock. Holders of Preferred Stock are also entitled to elect two members of the Board of Directors, and a majority of the holders of the Preferred Stock must consent to certain actions prior to the Company taking them.

     In connection with the sale of the Preferred Stock, the Company issued immediately exercisable warrants to purchase 920,699 shares of the Company’s common stock to the purchasers of the Preferred Stock, at an exercise price of $2.07 per share, subject to adjustment upon the occurrence of certain events, such as stock splits, payment of dividends to common stockholders, reorganizations, mergers or consolidations. Additionally, the exercise price of the warrants will be reduced by 50% if the Company’s common stock is delisted from the Nasdaq National Market. The warrants will expire on May 1, 2008 if not previously exercised. Pursuant to the terms of the Preferred Stock and Warrant Purchase Agreement, the Company is subject to certain negative and restrictive covenants, such as limitations on indebtedness and the issuance of additional equity securities without specific Board approvals. The Company is currently in compliance with each of the covenants.

     Cash provided by financing activities for the nine-month period ended September 30, 2002 was primarily from net proceeds of $13.9 million and $5.0 million from two private placements of common stock, partially offset by $1.4 million in payments on financing obligations to a bank.

     The following are future contractual commitments at September 30, 2003, (in thousands):

	Payments Due by Period

Contractual Commitments	Total	2003	2004	2005	2006	2007

Drug substance	$463	$263	$50	$50	$50	$50
Operating leases	68	25	43	—	—	—

Total contractual commitments	$531	$288	$93	$50	$50	$50

     The $463,000 drug substance amount represents total commitments to the same contract manufacturer to which we prepaid $2.4 million for an order of seven kilograms of iseganan HCl bulk drug substance. In 2003, the commitment represents the potential payment of $250,000 upon acceptance of this order, when and if this occurs, and a $12,500 fee for storage of iseganan HC1. The remaining $200,000 represents storage fees for iseganan HC1 in future periods.

     Operating leases relate to the lease for our facility in Palo Alto, California, which expires in June 2004. Under the terms of the lease we have committed to pay an aggregate amount of $84,000 and $43,000 in 2003 and 2004, respectively.

     We expect to continue to incur substantial operating losses. We currently anticipate our cash, cash equivalents and investments, including approximately $18.4 million in net proceeds from the private placement completed on October 10, 2003, to be sufficient to fund operations for at least the next 12 months. We expect that we will need to raise additional funds in the future to complete our pivotal trials and to continue operations.

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

     We have never generated revenue from product sales, and we have incurred significant net losses in each year since inception. We incurred net loss applicable to common stockholders of $34.5 million in 2002 and $10.5 million in the nine-month period ended September 30, 2003. As of September 30, 2003, our accumulated deficit was approximately $210.8 million. We expect to continue to incur substantial additional losses for the foreseeable future, and we may never become profitable. To date, we have financed our operations primarily through the private sale of equity securities, funds received from a terminated collaboration agreement, the proceeds of equipment financing arrangements, and our initial public offering of common stock in March 2000. We will receive product revenues only if we complete clinical trials with respect to one or more products, receive regulatory approvals and successfully commercialize such products. We do not know whether we will be successful in developing iseganan HCl for our currently planned VAP indication or other indications, or in acquiring or licensing other products.

We depend on the outcome of our clinical trials of iseganan HCl for the prevention of VAP and any future clinical trials of iseganan HCl for other indications, or for products that we may license or acquire. If these trials are unsuccessful, we will not be able to commercialize any products and may be forced to cease operations.

     We currently have only one product candidate, iseganan HCl. In 2002, we completed two Phase III clinical trials of iseganan HCl for the prevention of ulcerative oral mucositis, a complication that develops in certain cancer patients receiving chemotherapy or radiation therapy that results in painful ulcer-like sores in the mouth and throat. Both of these clinical trials failed to meet their primary endpoints and we are no longer pursuing iseganan HCl for the prevention of ulcerative oral mucositis. We are currently pursuing iseganan HCl for the prevention of VAP. In September 2003, we reached an SPA agreement with the FDA on the design of our pivotal trials to be conducted in support of registration of iseganan HCl for the prevention of VAP. However, the SPA agreement does not guarantee that we will receive approval from the FDA. Enrollment in the first pivotal trial commenced in September 2003, and we expect to announce its results by the end of 2004. If this pivotal trial fails to meet its primary endpoint, and we do not acquire or license any additional product candidates, we may not be able to commercialize any products and we may be forced to cease operations.

We must raise capital to continue our operations, and if we fail to obtain the capital necessary to fund our operations, we will be unable to develop our drug candidates and may have to cease operations.

     For the year ended December 31, 2002 and the nine-month period ended September 30, 2003, net cash used for operating activities was $26.3 million and $6.2 million, respectively. At September 30, 2003, our cash and cash equivalents, including short-term investments, were $10.3 million, which included restricted cash of $250,000. On October 10, 2003, we completed a private placement in which we sold shares of common stock and warrants to purchase common stock resulting in aggregate net cash proceeds of approximately $18.4 million.

     Our future liquidity and capital requirements will depend on many factors, including the timing, cost, and progress of our current VAP trial, the rate of patient enrollment, our evaluation of, and decisions with respect to, our strategic alternatives, costs associated with the regulatory approvals, securing in-licensing opportunities, purchasing additional products or drug candidates and conducting pre-clinical research and clinical development of those drug candidates.

     We expect that we will need to raise additional funds in the future to complete the pivotal trials of iseganan HCl for the prevention of VAP, and we believe that additional financing will be required in the future to fund our operations, conduct any other possible trials of iseganan HC1, or commercialize our current and any future product candidates. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay our product development efforts or any product acquisitions or be forced to cease operations.

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

We are dependent on a third party contract manufacturer for the future production of iseganan HCl and for producing information required to register iseganan HCl with the FDA if our trials are successful. If our manufacturing partner fails to manufacture iseganan HCl in accordance with set specifications or fails to produce the necessary information, our operations could be adversely affected.

     During 2002, we prepaid $2.4 million for an order of seven kilograms of iseganan HCl bulk drug substance that was expected to be delivered in the second half of 2003. An additional $250,000 is payable when and if this order is accepted by us. We currently have recorded restricted cash of $250,000 on our balance sheet in relation to the payable. Our general practice is that when we accept the delivery of the order, we expense the prepaid amount to research and development expense. Although the product is not expected to be needed for clinical trials, it is expected to be used by us to validate our manufacturing process. However, we have not yet been satisfied that the lot was manufactured in accordance with a validation plan or that related documentation will be adequate, and we are currently discussing this with our contract manufacturer. Due to significant uncertainty over the timing and outcome of these discussions, we have written off the entire $2.4 million prepaid amount as of September 30, 2003. The financial statements for the quarter ended September 30, 2003 reflect a corresponding research and development expense of $2.4 million.

     We have relied on a single contract manufacturer to manufacture the iseganan HCl bulk drug substance for our pivotal clinical trials. We currently maintain a sufficient inventory of iseganan HCl to complete planned clinical trials. However, we currently depend on this manufacturer to produce iseganan HCl and information required for FDA registration. In addition, we will depend on this manufacturer in the future to produce iseganan HCl for future commercial use if our pivotal trials are successful. If this manufacturer is unable to validate the manufacturing process, both producing iseganan HCl and the required information for registration and commercial use on a timely basis in accordance with set specifications, and we experience similar issues to those experienced on the current order, we may not have sufficient quantities of iseganan HCl and sufficient information to meet registration requirements or for future commercial use.

If our contract research organizations assisting in our clinical trials fail to appropriately manage our clinical trials, the trials could be delayed or could fail.

     We rely on contract research organizations to assist us in managing and monitoring our clinical trial. We have entered into agreements with Amarex, LLC, Orion Clinical Services, Ltd and Advanced Clinical Trials, Inc., among others, to provide clinical research services. The FDA may inspect some of our clinical investigational sites, our contract research organizations’ records and our facility and files to determine if the clinical trial is conducted according to good clinical practices. If the FDA determines that the trial is not in compliance with good clinical practices, we may be required to repeat the clinical trial. If our contract research organizations fail to perform under our agreements with them, we may face delays in completing our clinical trial or failure of our clinical program.

If we fail to obtain FDA approvals for any future products that we develop, acquire or license, we will be unable to commercialize our drug candidates.

     We do not have a drug approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell iseganan HCl or any future drug candidate in the United States and from foreign regulatory authorities in order to sell iseganan HCl or any future drug candidate in other countries. We must successfully complete pivotal clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require us to repeat clinical trials as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

•	delay or prevent the successful commercialization of our drug candidate;

•	diminish any competitive advantage we may have; and

•	defer or decrease our receipt of revenues or royalties.

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

     We expect to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. For example, we own or have rights to nine patents and five pending patent applications in the United States. However, the patent position of biopharmaceutical companies involves complex legal and factual questions. We cannot predict the enforceability or scope of any issued patents or those that may issue in the future. Patents, if issued, may be challenged, invalidated or circumvented. Consequently, if any patents that we own or license from third parties do not provide sufficient protection, our competitive position would be weakened. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. In addition, we may not be issued patents for our pending patent applications, those we may file in the future or those we may license from third parties.

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

     Any drug candidate that we develop, acquire or license may not gain market acceptance among physicians, patients and the medical community. If any drug candidate fails to achieve market acceptance, we may be unable to successfully market and sell the product, which would limit our ability to generate revenue. The degree of market acceptance of any drug candidate depends on a number of factors, including:

•	demonstration of clinical efficacy and safety;

•	cost-effectiveness, in particular with iseganan HCl’s anticipated application for the prevention of VAP;

•	convenience and ease of administration;

•	potential advantage over alternative treatment methods; and

•	marketing and distribution support.

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

     We are highly dependent on our management and technical staff. Competition for personnel is intense. If we lose the services of any of our senior management or technical staff, we may be unable to successfully complete our planned clinical trials for VAP. In particular, the loss of the services of Henry J. Fuchs, our President and Chief Executive Officer, or Steven Ketchum, our Vice President, Regulatory Affairs, could significantly impede our research and development efforts, our relations with potential collaborators and completion of our planned clinical trials for VAP. We do not have employment agreements with Mr. Fuchs or Mr. Ketchum. We do not maintain key person life insurance and do not have employment agreements with our other members of management and technical staff. In October 2002, we completed a restructuring that included a reduction in force of approximately 70% of our workforce. As of September 30, 2003, we had nine full-time employees. In order to pursue any future product development, marketing and commercialization, we will need to hire additional qualified scientific personnel to perform research and development and personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

     In addition, we rely on consultants to assist us in formulating our research and clinical development strategy. All of these consultants are employed by other entities. They may have commitments to, or relationships with, other entities that may limit their availability to us. The loss of the services of these personnel may delay our research and development efforts.

Directors, executive officers, principal stockholders and affiliated entities beneficially own approximately 55% of our capital stock and may be able to exert control over our activities.

     As of October 10, 2003, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 55% of our outstanding common stock. These stockholders, if acting together, will be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

The market prices for securities of biotechnology companies in general have been highly volatile and our stock may be subject to volatility. After accounting for the effect of our 1-for-12 reverse stock split on April 10, 2003, during 2002 our closing stock prices ranged from a low of $3.24 to a high of $57.60, and ranged from a low of $1.71 to a high of $14.00 during the nine-month period ended September 30, 2003. The following factors, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of September 30, 2003, all of our funds were held in bank accounts and a money market fund, which are minimally sensitive to market risk. Due to the short-term nature of this investment, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our investment as of September 30, 2003. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

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

(b)  Changes in internal controls

     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Number

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on April 10, 2003.

3.4	Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.

4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999.(2)

4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(3)

4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(4)

4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(5)

4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(5)

4.6	Form of Common Stock and Warrant Purchase Agreement, dated October 6, 2003. (6)

4.7	Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company, as required by Rule 13a–14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States. Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibit to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(2)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.

(3)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(4)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29993) filed with the Securities and Exchange Commission on March 3, 2003.

(5)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 14, 2003.

(6)	Incorporated by reference to exhibit to our Form 8-K (File No. 000-29993) filed with SEC on October 9, 2003.

     (b)  Reports on Form 8-K

     We furnished a report on Form 8-K, dated August 14, 2003, announcing the dissemination of a press release announcing certain financial results for the quarter ended June 30, 2003 and filed a report on Form 8-K, dated September 19, 2003, announcing the dissemination of a press release announcing our Special Protocol Assessment agreement with the FDA.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IntraBiotics Pharmaceuticals, Inc.

/s/ Henry J. Fuchs

November 12, 2003	Henry J. Fuchs, M.D.
President and Chief Executive Officer

/s/ Eric H. Bjerkholt

November 12, 2003	Eric H. Bjerkholt
Chief Financial Officer

EXHIBIT INDEX

Number

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on April 10, 2003.

3.4	Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.

4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999.(2)

4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(3)

4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(4)

4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(5)

4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(5)

4.6	Form of Common Stock and Warrant Purchase Agreement, dated October 6, 2003.(6)

4.7	Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003.(6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company, as required by Rule 13a–14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States. Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibit to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(2)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.

(3)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(4)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29993) filed with the Securities and Exchange Commission on March 3, 2003.

(5)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 14, 2003.

(6)	Incorporated by reference to exhibit to our Form 8-K (File No. 000-29993) filed with SEC on October 9, 2003.