Form 10-Q
period 2004-06-30
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2004-08-13
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[x]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

There were 8,842,927 shares of the Registrant’s common stock, par value $0.001, outstanding as of June 30, 2004.

INTRABIOTICS PHARMACEUTICALS, INC.

FORM 10-Q

QUARTER ENDED June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTRABIOTICS PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$22,471	$14,286
Restricted cash	250	250
Short-term investments	35,746	12,108
Prepaid expenses	655	478

Total current assets	59,122	27,122
Property and equipment, net	96	20
Other assets	175	184

Total assets	$59,393	$27,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$803	$141
Accrued clinical liabilities	2,483	1,046
Accrued employee liabilities	136	101
Other accrued liabilities	284	410

Total current liabilities	3,706	1,698
Stockholders’ equity:
Convertible preferred stock	1,771	1,771
Common stock	9	5
Additional paid-in capital	280,824	239,237
Deferred stock compensation	(157)	(188)
Accumulated other comprehensive income (loss)	(56)	2
Accumulated deficit	(226,704)	(215,199)

Total stockholders’ equity	55,687	25,628

Total liabilities and stockholders’ equity	$59,393	$27,326

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Operating expenses:
Research and development	$4,414	$1,352	$8,873	$1,620
General and administrative	838	1,043	2,689	2,708

Total operating expenses	5,252	2,395	11,562	4,328

Operating loss	(5,252)	(2,395)	(11,562)	(4,328)
Interest income	114	45	187	71

Net loss	(5,138)	(2,350)	(11,375)	(4,257)
Non-cash deemed dividend related to beneficial conversion feature of Series A preferred stock	—	(1,418)	—	(1,418)
Non-cash dividends on Series A preferred stock	(65)	(47)	(130)	(47)

Net loss applicable to common stockholders	$(5,203)	$(3,815)	$(11,505)	$(5,722)

Basic and diluted net loss per share applicable to common stockholders	$(0.73)	$(1.17)	$(1.84)	$(1.75)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	7,161	3,270	6,239	3,269

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
Operating activities
Net loss	$(11,375)	$(4,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	31	95
Depreciation and amortization	10	52
Stock compensation expense (recovery)	(318)	44
Change in assets and liabilities:
Prepaid expenses	(177)	(383)
Other assets	9	(7)
Accounts payable	662	(107)
Accrued clinical liabilities	1,437	57
Accrued employee liabilities	35	20
Accrued restructuring charges	—	(64)
Other accrued liabilities	(61)	(37)

Net cash used in operating activities	(9,747)	(4,587)
Investing activities
Capital expenditures	(86)	—
Purchase of short term investments	(28,621)	—
Sale or maturity of short-term investments	4,925	2,699

Net cash (used in) provided by investing activities	(23,782)	2,699
Financing activities
Proceeds from issuance of common stock, net of issuance costs	41,714	1
Proceeds from issuance of Series A preferred stock and warrants, net	—	3,212

Net cash provided by financing activities	41,714	3,213

Net increase in cash and cash equivalents	8,185	1,325
Cash and cash equivalents at beginning of period	14,286	10,170

Cash and cash equivalents at end of period	$22,471	$11,495

Supplemental disclosure of non-cash information:
Net deferred stock compensation (cancellations due to employee termination)	$—	$(430)

Beneficial conversion feature on Series A preferred stock	$—	$(1,418)

Issuance of common stock dividend on Series A preferred stock	$130	$—

Accrual for issuance of common stock dividend on Series A preferred stock	$—	$(47)

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004
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

     Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by accounting principles generally accepted in the United States) have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting entirely of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of June 30, 2004, the results of its operations for the three and six-month periods ended June 30, 2004 and 2003 and cash flows for the six-month periods ended June 30, 2004 and 2003.

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

Note 2. Stock-Based Compensation

     In February 2003, the Board approved a cancellation and re-grant of 308,835 unexercised stock options held by existing employees and directors of the Company in a one-for-one exchange and 12,500 options that were re-granted in connection with the cancellation of 54,166 unexercised stock options held by a director of the Company. The newly granted options have an exercise price equal to the closing price of the Company’s common stock on the Nasdaq National Market on February 5, 2003, or $2.76 per share. These options generally vest over a four-year period and will expire in February 2008 if not previously exercised. Variable accounting is being applied to the newly granted options throughout their term.

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

     The following table illustrates the effect on net loss applicable to common stockholders and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(5,203)	$(3,815)	$(11,505)	$(5,722)
Add: Stock-based employee compensation expense (recovery) included in reported net loss	(953)	57	(662)	119
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,071)	(387)	(1,685)	(810)

Pro forma net loss applicable to common stockholders	$(7,227)	$(4,145)	$(13,852)	$(6,413)

Net loss per share applicable to common stockholders:
Basic and diluted — as reported	$(0.73)	$(1.17)	$(1.84)	$(1.75)

Basic and diluted — pro forma	$(1.01)	$(1.27)	$(2.22)	$(1.96)

     The fair value for the Company’s options was estimated at the date of grant using the Black-Scholes option pricing model for the three- and six-month periods ended June 30, 2004 and 2003 with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk-free interest rates	3.70%	2.32%	3.40%	2.62%
Volatility	1.00	1.00	1.00	1.00
Dividend yield	—	—	—	—
Expected life of option	5 years	5 years	5 years	5 years

Note 3. Comprehensive Loss

     The components of comprehensive loss in each period presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders	$(5,203)	$(3,815)	$(11,505)	$(5,722)
Unrealized loss on available-for-sale securities	(56)	—	(58)	—

Comprehensive loss	$(5,259)	$(3,815)	$(11,563)	$(5,722)

Note 4. Net Loss Per Share

     Basic and diluted net loss per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” and is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). As the Company’s potentially dilutive securities were anti-dilutive for all periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of diluted net loss per share applicable to common stockholders was 3,670,296 and 2,724,878 for the three-month periods ended June 30, 2004 and 2003, respectively, and 3,502,796 and 2,668,892 for the six-month periods ended June 30, 2004 and 2003, respectively.

Note 5. Commitments

     At June 30, 2004, the Company has a total of $425,000 in commitments to its contract manufacturer for drug substance, representing $250,000 due upon acceptance of a drug order, when and if such acceptance occurs, and $175,000 in fees for storage of iseganan until December 2007, although such storage requirements are currently being discussed with the contract manufacturer.

     On June 11, 2004, the Company agreed to lease additional office space for the period July 1, 2004 to June 30, 2005, being the same term as the existing facility lease. The new lease for both the new and existing premises includes an option to extend the lease term until December 31, 2005 at the then market rate for the building. Under the terms of the lease, the Company is committed to pay rent of approximately $161,000 in 2004 and $161,000 in 2005. The Company is currently seeking to reduce lease obligations by searching for potential tenants to take over a portion of the facilities.

Note 6. Stockholder’s Equity

     On May 10, 2004, the Company issued and sold 3,000,000 shares of common stock, $0.001 par value, in an underwritten public offering, and on June 8, 2004, the underwriters exercised their over-allotment option to purchase an additional 450,000 shares of common stock. The combined sale of 3,450,000 shares resulted in total net proceeds of approximately $41.5 million, based on a public offering price of $13.00 per share, and after deducting the underwriting discount and commissions and other offering expenses.

Note 7. Iseganan Development Program Discontinuation

     In June 2004, the Company discontinued its clinical trial of iseganan for the prevention of ventilator-associated pneumonia (VAP), following a recommendation of the independent data monitoring committee. The Company has since terminated its iseganan development program, and is focusing efforts on evaluating its strategic options, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. No adjustments have been recorded to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 8. Legal Proceedings

     Beginning on July 2, 2004, two purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of our officers. The actions were purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004 and generally allege that the defendants made false or misleading statements concerning the clinical trial of iseganan. The plaintiffs seek unspecified monetary damages. The Company believes the suits to be without merit and intends to defend itself vigorously.

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

Overview

     Since inception, we have devoted substantially all of our efforts to research and development of anti-microbial drugs, and have generated no product revenues. Since the fourth quarter of 2002, we have focused our efforts on developing iseganan for the prevention of ventilator-associated pneumonia (VAP). In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. We have terminated our iseganan development program, and are now evaluating our strategic options, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. Our future operations and financial condition will depend on the direction that we elect to pursue.

     On June 30, 2004, we had a total of $58.5 million in cash, cash equivalents, restricted cash and short-term investments. Current liabilities totaled $3.7 million. We have no long-term debt or other long-term obligations. Based upon currently projected expenses for the second half of 2004, we expect to have available cash and investments of between approximately $46.0 million and $50.0 million at December 31, 2004, after providing for estimated liabilities. There can be no assurance that such a range will be achieved, as actual expenditures may differ significantly from projected expenditures. Our accumulated deficit as of June 30, 2004 was $226.7 million.

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

Results of Operations

Three- and Six-Month Periods Ended June 30, 2004 and 2003

     Research and Development

     Research and development expenses primarily include clinical trial expenses, research and development payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation. Research and development expenses increased to $4.4 million and $8.9 million in the three- and six-month periods ended June 30, 2004 as compared to $1.4 million and $1.6 million in the same periods of 2003. The increases in the three- and six-month periods of 2004 are primarily due to expenses relating to a clinical trial of iseganan for the prevention of VAP, which commenced in September 2003. The trial was discontinued on June 23, 2004 following a recommendation of the independent data monitoring committee. Clinical trial activities for the three- and six-month periods of 2003 were related to preparation for this trial.

     We have terminated our iseganan development program and we do not plan to re-commence or start new clinical trial activities for iseganan. We expect our research and development expenses in the near future to be primarily related to VAP trial closure activities. Although we currently expect our clinical trial expenses to decrease in the second half of 2004 as compared to the first six months of 2004, there may still be significant expense incurred in relation to the VAP trial closure. These expenses will be recorded as they are incurred. Research and development expenses may also vary significantly depending on the strategic alternative that we elect to pursue.

     General and Administrative

     General and administrative costs primarily include administrative payroll expense, outside contractors, legal and accounting fees, insurance, non-cash stock compensation, facilities and other general administrative expenses. General and administrative expenses were $0.8 million and $2.7 million for the three-and six-month periods ended June 30, 2004 as compared to $1.0 million and $2.7 million in the comparable periods of 2003. The decrease between the three-month periods is primarily due to a non-cash stock compensation recovery of $0.9 million in the second quarter of 2004 as compared to non-cash stock compensation expense of $0.1 million in the same period of 2003. The credit results from variable accounting being applied to re-priced stock options from February 2003, and the decrease in the Company’s common stock price from prior periods. The decrease was partially offset by an increase in consulting, legal and recruiting fees. For the six-month period ended June 30, 2004, general and administrative expenses were the same as compared to the comparable period of 2003. An increase in general and administrative expenditures in the first six months of 2004 primarily related to higher consulting and recruiting fees was offset by a non-cash stock compensation recovery of approximately $0.3 million. General and administrative costs may vary significantly in the second half of 2004 as compared to the first six months of 2004, depending on the strategic alternatives we elect to pursue.

     Interest Income

     Interest income was $114,000 and $187,000 in the three- and six-month periods ended June 30, 2004, as compared to $45,000 and $71,000 in the same periods of 2003. The increase in interest income resulted from an increase in average interest earning investment balances in the 2004 periods as compared to the 2003 periods due to the follow-on public offering closed in the second quarter of 2004.

     Net Loss and Net Loss Applicable to Common Stockholders

     Net loss applicable to common stockholders was $5.2 million and $11.5 million for the three- and six-month periods ended June 30, 2004, as compared to $3.8 million and $5.7 million in the same periods of 2003. The losses in 2003 include the impact of a non-cash deemed dividend related to a beneficial conversion feature on our Series A preferred stock of $1.4 million. The losses also include the impact of non-cash Series A preferred stock dividends of $65,000 and $130,000 in the three- and six-month periods ended June 30, 2004, and $47,000 in both periods of 2003. Preferred stock dividends represent the 8% annual dividends payable quarterly in common stock to the holders of our Series A preferred stock.

Liquidity and Capital Resources

     At June 30, 2004, we had cash and cash equivalents of $22.5 million, representing an increase of $8.2 million from the balance of $14.3 million as of December 31, 2003. Short-term investments were $35.7 million at June 30, 2004 as compared to $12.1 million at December 31, 2003, and restricted cash was $250,000 at both dates. We had no debt outstanding as of June 30, 2004. We invest excess funds in short-term money market funds and securities pursuant to our investment policy guidelines.

     Net cash used in operating activities for the six-month periods ended June 30, 2004 and 2003 was $9.7 million and $4.6 million. The cash used consisted primarily of the net loss for each period, adjustments for non-cash stock compensation and changes in prepaid expenses, accounts payable, and accrued clinical liabilities.

     Net cash used in investing activities for the six-month period ended June 30, 2004 was $23.8 million and net cash provided by investing activities for the six-month period ended June 30, 2003 was $2.7 million. The cash used in the 2004 period related to the purchase of $28.6 million of short-term investments and $0.1 million in capital expenditure, partially offset by proceeds from the sale or maturity of short-term investments of $4.9 million. The cash provided in 2003 related to the sale or maturity of short-term investments.

     Net cash provided by financing activities for the six-month periods ended June 30, 2004 and 2003 was $41.7 million and $3.2 million. The cash provided in 2004 was primarily related to a public offering closed in the second quarter of 2004, in which we sold 3,450,000 shares of common stock at $13.00 per share. The net proceeds to us were approximately $41.5 million, after deducting the underwriter discount and commissions and other offering expenses. The cash provided in 2003 was primarily related to a private placement transaction in May 2003, in which we sold 350 shares of a newly created Series A convertible preferred stock and issued warrants to purchase 920,699 shares of common stock, resulting in net proceeds of $3.2 million.

     Based upon currently projected expenses for the second half of 2004, the Company expects to have available cash and investments of between approximately $46.0 million and $50.0 million at December 31, 2004, after providing for estimated liabilities. There can be no assurance that such a range will be achieved, as actual expenditures may differ significantly from projected expenditures.

Contractual Obligations

     The impact that our contractual obligations as of June 30, 2004 are expected to have on our liquidity and cash flow in future periods are as follows:

	Payments Due by Period
		Less than	Between	Between	More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Drug substance(1)	$425	$250	$50	$50	$75
Operating leases(2)	322	322	—	—	—

Total contractual commitments	$747	$572	$50	$50	$75

(1)	Drug substance commitments are to the contract manufacturer of iseganan bulk drug substance. The commitment represents the potential payment of $250,000 upon acceptance of an order, when and if acceptance occurs, and $175,000 in fees for storage of iseganan through 2007, although such storage requirements are currently being discussed with the contract manufacturer.

(2)	Operating leases relate to the lease for our facilities in Palo Alto, California. On June 11, 2004, we leased additional facilities in the same building for the period July 1, 2004 to June 30, 2005. The new lease for all our premises includes an option to extend until December 31, 2005 at the then market rate for the building. Under the terms of the lease, the Company is committed to pay rent of approximately $161,000 in 2004 and $161,000 in 2005. The Company is currently seeking to reduce lease obligations by searching for potential tenants to take over a portion of the facilities.

     There were no purchase obligations as of June 30, 2004 that included material penalties for cancellation.

Indemnifications

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of IntraBiotics or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial. In addition, we have entered into indemnity agreements with each of our directors and executive officers. Such indemnity agreements contain provisions, that are in some respects broader than the specific indemnification provisions contained in Delaware law. We also maintain an insurance policy for our directors and executive officers insuring against certain liabilities arising in their capacities as such. We expect to make payments under some of these agreements in connection with the class action litigation referred to in Part II, Item I – Legal Proceedings (“Class Action Litigation”). The amount of such payments cannot be determined at this time, but they could be material.

Future Capital Requirements

     We expect to continue to incur operating losses and will not receive any product revenues. Our efforts are focused on pursuing strategic options, including mergers, acquisitions, in-licensing opportunities, and liquidation of the company. We currently anticipate our cash, cash equivalents and investments to be sufficient to fund the foregoing efforts for at least the next 12 months. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.

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

Directors, executive officers, principal stockholders and affiliated entities beneficially own at least 46% of our capital stock and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.

     As of June 30, 2004, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, at least 46% of our outstanding common stock. These stockholders, if they determine to vote the same, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.

The holders of our Series A preferred stock have voting and other rights that they could exercise against your best interests.

     The holders of our Series A preferred stock have rights to designate two members of our Board and to vote as a separate class on certain significant corporate transactions. The holders of Series A preferred stock are entitled to receive cumulative annual dividends of 8% of the original purchase price of $10,000 per share, payable in common stock. In addition, upon our liquidation or dissolution (including a merger or acquisition), the holders of our Series A preferred stock are entitled to receive a liquidation preference in an amount equal to the greater of (i) $10,000 per share of Series A preferred stock, or approximately $3.25 million based on the 325 shares of Series A preferred stock currently outstanding, plus any declared but unpaid dividends or (ii) the amount that would have been paid had each such share of Series A preferred stock been converted to common stock. The holders of Series A preferred stock also have a right of first refusal to purchase their pro rata portion of any equity securities we propose to offer to any person. Such right of first refusal is subject to certain customary exclusions, including for shares issued pursuant to any options or other stock awards granted to employees, directors or consultants of IntraBiotics, equipment leasing arrangements, debt financings, strategic financings and public offerings that have been approved by the Board. The holders of Series A preferred stock may exercise these rights to the detriment of our common stockholders.

     The holders of our Series A preferred stock also have the right at any time to request that we register for resale the shares of our common stock that they acquire upon conversion of their Series A preferred stock or upon exercise of their warrants to purchase our common stock, subject to certain limitations. A registration statement has been filed with the Securities and Exchange Commission and is currently effective for the resale of the shares of common stock issuable upon conversion of our Series A preferred stock and upon the exercise of those warrants. In addition, the holders of our Series A preferred stock may convert their Series A preferred stock into common stock and sell those shares of the common stock acquired upon such conversion in the public market in reliance upon Rule 144, subject in some cases to volume and other limitations. Future sales in the public market of such common stock, or the perception that such sales might occur, could adversely affect the prevailing market price of our common stock.

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

Our stock price has been, and will be volatile, and the value of your investment may continue to decline.

     During the six-month period ended June 30, 2004, our closing stock prices ranged from a low of $3.86 to a high of $18.00, and in 2003 ranged from a low of $1.71 to a high of $16.95. Announcements regarding strategic alternatives, including a merger or sale of the company, or acquisition or license of products or product candidates, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock.

We expect to continue to incur operating losses.

     Our accumulated deficit as of June 30, 2004 was $226.7 million, and we expect operating losses to continue at least through the end of 2004. During this period we intend to incur costs for closure of the clinical trial of iseganan, evaluate our strategic alternatives, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company, possibly pursue one of the alternatives, and defend the Class Action Litigation. We expect operating losses to continue into 2005, but we cannot predict the magnitude and duration of such losses, since we are currently unable to determine which strategic alternative we may elect to pursue or whether we will be successful in achieving such alternative.

We may not be able to complete the strategic alternative we initially elect to pursue, resulting in increased expenses and a delay in finally completing a selected alternative.

We may select a strategic alternative that we may not be able to complete for various reasons, including a decision of our principal stockholders not to approve such alternative, our inability to obtain regulatory approval, actions of other companies or litigation involving the selected alternative or other matters. The cost of defense and ultimate disposition of the Class Action Litigation could be material. We will incur expenses in defending the Class Action Litigation and, although we believe this litigation is without merit, we may incur monetary losses in connection with the final disposition of this litigation that may be material. In addition, the pendency and or resolution of the Class Action Litigation may adversely affect or limit our strategic alternatives, including adversely affecting our financial results or our ability to liquidate, or deterring other companies from entering into a merger or acquisition with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of June 30, 2004, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk, in accordance with our investment policy guidelines, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. The average duration of our investment portfolio in the six-month period ended June 30, 2004 was less than one year. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of June 30, 2004. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk. However, at each quarter end we record accruals for costs incurred by clinical trial investigators in Europe that in some cases are denominated in Euros. An increase or decrease in the related exchange rate prior to payment will affect our operating results accordingly. Due to the size of these accruals and the relatively short time before they are paid, we currently do not use derivative financial instruments to mitigate this exposure, although we will continue to review this issue in the future.

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

(b) Changes in internal controls

There was no change in our internal control over financial reporting during our second fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

(a) Beginning on July 2, 2004, two purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of our officers. The actions were purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004 and generally allege that the defendants made false or misleading statements concerning the clinical trial of iseganan for the prevention of ventilator-associated pneumonia. The plaintiffs seek unspecified monetary damages. The Company believes the suits to be without merit and intends to defend itself vigorously.

(b) No legal proceedings were terminated in the second quarter.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

     On May 10, 2004, the Company issued and sold 3,000,000 shares of common stock, $0.001 par value, in an underwritten public offering, and on June 8, 2004, the underwriters exercised their over-allotment option to purchase an additional 450,000 shares of common stock. The combined sale of 3,450,000 shares resulted in total net proceeds of approximately $41.5 million, based on a public offering price of $13.00 per share, and after deducting the underwriting discount and commissions and other offering expenses.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Stockholders was held on June 11, 2004. Of the 7,079,155 shares outstanding and eligible to vote as of the record date, 6,604,028 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows: (1) To elect the following two directors to hold office until the 2007 Annual Meeting of Stockholders:

Name	Votes for	Withheld
Jack S. Remington, M.D.	5,887,009	717,019
Kevin C. Tang	6,490,239	113,789

     (2) To approve the 2004 Stock Incentive Plan:

Votes for	Votes against	Abstentions	Broker Non-Votes
4,271,461	704,899	3,433	1,624,235

     (3) To ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2004:

Votes For	Votes Against	Abstentions
6,598,638	4,316	1,074

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report) are included, or incorporated by reference, in this Quarterly Report.

(b) Reports on Form 8-K

We filed reports on Form 8-K on April 16, 2004 concerning the issuance of a press release relating to the filing of a registration statement for a public offering of 3,000,000 shares of common stock, on May 7, 2004 concerning the issuance of a press release relating to the pricing of a public offering of 3,000,000 shares of common stock, on May 13, 2004 concerning the issuance of a press release relating to our financial results for our first quarter ended March 31, 2004, on June 7, 2004 concerning the issuance of a press release relating to the exercise by the underwriters of an over-allotment option to purchase an additional 450,000 shares of common stock on our offering of 3,000,000 shares of common stock, and on June 24, 2004 concerning the issuance of a press release relating to the cessation of the iseganan trial for the prevention of ventilator-associated pneumonia for safety reasons.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IntraBiotics Pharmaceuticals, Inc.
/s/ Henry J. Fuchs
August 13, 2004	Henry J. Fuchs, M.D.
President and Chief Executive Officer

/s/ David J. Tucker
August 13, 2004	David J. Tucker
Principal Financial Officer

EXHIBIT INDEX

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation; and Amended and Restated Certificate of Incorporation.(12)

3.2	Amended and Restated Bylaws (16)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(15)

3.4	Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.(15)

4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999.(1)

4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(4)

4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(11)

4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(13)

4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(13)

4.6	Form of Common Stock and Warrant Purchase Agreement, dated October 6, 2003.(14)

4.7	Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003.(14)

10.1	Form of Indemnity Agreement.(1)

10.2	Amended and Restated 1995 Stock Option Plan, as amended on November 16, 2002.(10)(12)

10.2.2	Amended and Restated Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement.(1)(10)

10.3	2000 Equity Incentive Plan, as amended on February 11, 2003.(10)(12)

10.4††	Purchase Supply Agreement by and between the Company and PolyPeptide Laboratories A/S dated January 3, 1997.(1)

10.5††	Development Supply Agreement by and between the Company, PolyPeptide Laboratories A/S and Ferring Peptide Production AB dated January 3, 1997 and Amendment dated July 1, 1997.(1)

10.6††	Second Amendment to the License Agreement by and between the Company and The Regents of the University of California dated June 12, 1996.(1)

10.7††	Third Amendment to the License Agreement by and between the Company and The Regents of the University of California dated September 16, 1997.(1)

10.8††	License and Supply Agreement by and between the Company and Biosearch Italia S.p.A. dated May 8, 1998.(1)

10.9	2000 Employee Stock Purchase Plan and related documents.(1)(10)

10.10	Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated August 25, 1999.(1)

10.11††	Research and Technology Agreement by and between the Company and New Chemical Entities dated January 24, 2001.(2)

10.12††	Letter Agreement by and between the Company and Biosearch Italia dated May 18, 2001.(3)

10.13	First Amendment to Research and Technology Agreement by and between the Company and Albany Molecular Research Inc. (successor to New Chemical Entities Inc.) dated April 13, 2001.(3)

10.14	Letter Agreement by and between the Company and Albany Molecular Research Inc. (successor to New Chemical Entities Inc.) dated June 21, 2001.(3)

10.15	Senior Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(8)(10)

10.16	Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(8)(10)

10.17	Summary of Officer Incentive Bonus Plan.(3)(10)

10.18††	Release Agreement by and between the Company and Diversa Corporation dated July 27, 2001, including Warrant to Purchase Common Stock of the Company and Registration Rights Agreement.(6)

10.19	Letter Agreement dated November 28, 2001 by and between the Company and Ken Kelley.(5)(10)

10.20	Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated April 29, 2002.(7)

10.21	Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated June 10, 2002.(7)

10.22	2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003.(12)

10.23	Master Services Agreement by and among the Company, PPD Development, LP and PPD Global Ltd., dated July 29, 2002.(8)

10.24	Lease Termination Agreement by and between the Company and EOP-Shoreline Technology Park, L.L.C., dated November 22, 2002, including Common Stock Purchase Agreement.(9)

10.25	Lease Termination Agreement by and between the Company and Bruce H. Carter and Keith M. Carter, dated October 31, 2002.(12)

10.26	Sublease Termination Agreement and Sublease by and between the Company and ReShape, Inc., dated October 31, 2002.(12)

10.27	Amendment and Assignment of Lease, Release and Assumption Agreement by and among the Company, PolyFuel, Inc. and 1245 Terra Bella Partners, LLC, dated December 20, 2002, including Warrant to Purchase Common Stock of the Company dated December 31, 2002.(12)

10.28	Termination of Development Supply Agreement and Purchase/Supply Agreement by and among the Company, PolyPeptide Laboratories A/S and PolyPeptide Laboratories AB, dated December 6, 2002.(12)

10.29	Lease Agreement by and between the Company and Embarcadero Corporate Center, dated February 10, 2003.(12)

10.30	Common Stock and Warrant Purchase Agreement, dated October 6, 2003 (the “Purchase Agreement”) by and among the Company and each Investor as defined therein.(14)

10.31	Form of warrant issued by the Company in favor of each Investor, as defined in the Purchase Agreement.(14)

10.32	2004 Stock Incentive Plan. (16)

10.33	First Amendment to Office Lease, dated March 11, 2004, between the Company and Embarcadero Corporate Center. (16)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed hereto

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