Form 10-Q
period 2004-09-30
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2004-11-12
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

There were 8,866,127 shares of the Registrant’s common stock, par value $0.001, outstanding as of September 30, 2004.

INTRABIOTICS PHARMACEUTICALS, INC.

FORM 10-Q

QUARTER ENDED September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTRABIOTICS PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,777	$14,286
Restricted cash	250	250
Short-term investments	49,305	12,108
Prepaid expenses	418	478

Total current assets	53,750	27,122
Property and equipment, net	60	20
Other assets	—	184

Total assets	$53,810	$27,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110	$141
Accrued clinical liabilities	885	1,046
Accrued employee liabilities	99	101
Accrued restructuring charge	619	—
Other accrued liabilities	267	410

Total current liabilities	1,980	1,698
Stockholders’ equity:
Convertible preferred stock	1,771	1,771
Common stock	9	5
Additional paid-in capital	280,946	239,237
Deferred stock compensation	(128)	(188)
Accumulated other comprehensive income (loss)	(38)	2
Accumulated deficit	(230,730)	(215,199)

Total stockholders’ equity	51,830	25,628

Total liabilities and stockholders’ equity	$53,810	$27,326

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Operating expenses:
Research and development	$2,146	$3,641	$11,019	$5,261
General and administrative	1,070	1,125	3,759	3,833
Restructuring charge	791	—	791	—

Total operating expenses	4,007	4,766	15,569	9,094

Operating loss	(4,007)	(4,766)	(15,569)	(9,094)
Interest income	221	28	408	99
Other expense	(175)	—	(175)	—

Net loss	(3,961)	(4,738)	(15,336)	(8,995)
Non-cash deemed dividend related to beneficial conversion feature of Series A preferred stock	—	—	—	(1,418)
Non-cash dividends on Series A preferred stock	(65)	(70)	(195)	(117)

Net loss applicable to common stockholders	$(4,026)	$(4,808)	$(15,531)	$(10,530)

Basic and diluted net loss per share applicable to common stockholders	$(0.46)	$(1.46)	$(2.18)	$(3.22)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	8,844	3,283	7,121	3,274

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Operating activities
Net loss	$(15,336)	$(8,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	47	110
Depreciation and amortization	26	81
Write down of fixed assets	28	—
Write down of other assets	175	—
Stock compensation expense (recovery)	(249)	411
Change in assets and liabilities:
Prepaid expenses	60	2,155
Other assets	9	(7)
Accounts payable	(31)	31
Accrued clinical liabilities	(161)	128
Accrued employee liabilities	(2)	(44)
Accrued restructuring charges	619	(64)
Other accrued liabilities	(78)	(28)

Net cash used in operating activities	(14,893)	(6,222)
Investing activities
Capital expenditures	(94)	—
Purchase of short-term investments	(50,709)	—
Sale or maturity of short-term investments	13,472	2,895

Net cash (used in) provided by investing activities	(37,331)	2,895
Financing activities
Proceeds from issuance of common stock, net of issuance costs	41,715	6
Proceeds from issuance of Series A preferred stock and warrants, net	—	3,212

Net cash provided by financing activities	41,715	3,218

Net decrease in cash and cash equivalents	(10,509)	(109)
Cash and cash equivalents at beginning of period	14,286	10,170

Cash and cash equivalents at end of period	$3,777	$10,061

Supplemental disclosure of non-cash information:
Net deferred stock compensation (cancellations due to employee termination)	$(13)	$(430)

Beneficial conversion feature on Series A preferred stock	$—	$(1,418)

Issuance of common stock dividend on Series A preferred stock	$(195)	$(117)

See accompanying notes.

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

     Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by accounting principles generally accepted in the United States) have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting entirely of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of September 30, 2004, the results of its operations for the three and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including amounts accrued for clinical trial costs, stock-based compensation and restructuring charges. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

Note 2. Stock-Based Compensation

     In February 2003, the Board approved a cancellation and re-grant of unexercised stock options to purchase 308,835 shares of common stock held by existing employees and directors of the Company in a one-for-one exchange and options to purchase 12,500 shares of common stock that were re-granted in connection with the cancellation of unexercised stock options to purchase 54,166 shares of common stock held by a director of the Company. The newly granted options have an exercise price equal to the closing price of the Company’s common stock on the Nasdaq National Market on February 5, 2003, or $2.76 per share. These options generally vest over a four-year period and will expire in February 2008 if not previously exercised. Variable accounting is being applied to the newly granted options throughout their term.

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

     The following table illustrates the effect on net loss applicable to common stockholders and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss a pplicable to common stockholders, as reported	$(4,026)	$(4,808)	$(15,531)	$(10,530)
Add: Stock-based employee compensation expense included in reported net loss	43	300	(619)	419
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(706)	(384)	(2,391)	(1,194)

Pro forma net loss applicable to common stockholders	$(4,689)	$(4,892)	$(18,541)	$(11,305)

Net loss per share applicable to common stockholders:
Basic and diluted — as reported	$(0.46)	$(1.46)	$(2.18)	$(3.22)

Basic and diluted — pro forma	$(0.53)	$(1.49)	$(2.60)	$(3.45)

     The fair value of the Company’s stock options granted to employees was estimated at the date of grant using the Black-Scholes option pricing model for the three- and nine-month periods ended September 30, 2004 and 2003 with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rates	n/a	3.20%	3.55%	2.81%
Volatility	n/a	1.00	1.00	1.00
Dividend yield	n/a	—	—	—
Expected life of option	n/a	5 years	5 years	5 years

Note 3. Comprehensive Loss

     The components of comprehensive loss in each period presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders	$(4,026)	$(4,808)	$(15,531)	$(10,530)
Unrealized gain/(loss) on available-for-sale securities	18	—	(40)	—

Comprehensive loss	$(4,008)	$(4,808)	$(15,571)	$(10,530)

Note 4. Net Loss Per Share

     Basic and diluted net loss per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” and is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). As the Company’s potentially dilutive securities were anti-dilutive for all periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of diluted net loss per share applicable to common stockholders was 3,764,721 and 3,200,874 for the three-month periods ended September 30, 2004 and 2003, respectively, and 3,632,723 and 2,991,807 for the nine-month periods ended September 30, 2004 and 2003, respectively.

Note 5. Commitments

     At September 30, 2004, the Company has a total of $413,000 in commitments to its contract manufacturer for drug substance, representing $250,000 due upon acceptance of an existing drug order, for which delivery is expected in the fourth quarter of 2004, and $163,000 in fees for storage of iseganan through December 2007. Regardless of whether the order is accepted and whether the related $250,000 is paid or not, we intend to both terminate the drug storage agreement and destroy all iseganan inventory by December 31, 2004, which would result in a reduction in the drug substance commitments of $150,000.

     The Company occupies office space in Palo Alto, California under the terms of a lease, which terminates at the end of June 2005. Under the terms of the lease, the Company is committed to pay rent of approximately $24,000 in 2004 and $49,000 through June 2005 and has the option to extend the lease term until December 31, 2005 at the then market rate.

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

Note 7. Restructuring Charge

     In June 2004, the Company discontinued its clinical trial of iseganan for the prevention of ventilator-associated pneumonia (“VAP”), following a recommendation of the independent data monitoring committee. The Company has since terminated its iseganan development program, and is focusing efforts on evaluating various strategic options, which may include mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. As a result, in August 2004, the Company implemented a restructuring plan, which includes the termination of nine employees and various operating lease commitments. When the restructuring plan is fully implemented, the Company will have six employees and occupy one office in Palo Alto, California.

     In accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a restructuring charge of $791,000 during the three months ended September 30, 2004, of which $681,000 related to involuntary employee termination benefits and $110,000 related to the termination of certain operating leases and the write-off of certain leasehold improvements. As of September 30, 2004, approximately $619,000 of the restructuring charge remained unpaid and is included under the caption “Accrued restructuring charge” on the accompanying balance sheet. The following table displays the activity in, and balances of, the accrued restructuring charge account for the three and nine months ended September 30, 2004:

	Employee	Facilities
	Termination	Consolidation
	Benefits	Costs	Total
Restructuring charge	$681	$110	$791
Cash paid or other form of settlement	(62)	(110)	(173)

Accrued restructuring charge at September 30, 2004	$619	$—	$619

     The Company expects to record additional expense of $76,000 in the three months ending December 31, 2004 related to involuntary employee termination benefits as a part of this restructuring. All liabilities relating to the restructuring are expected to be settled by December 31, 2004.

Note 8. Legal Proceedings

     Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of its officers. The actions were purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004 and generally allege that the defendants made false or misleading statements concerning the clinical trial of iseganan. The plaintiffs seek unspecified monetary damages. The Company believes the suits to be without merit and intends to defend itself vigorously. Due to the uncertainties surrounding the final outcome of this matter, no amounts have been accrued at September 30, 2004.

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

Overview

     Since inception, we have devoted substantially all of our efforts to research and development of anti-microbial drugs, and have generated no product revenues. From the fourth quarter of 2002 until June 2004, we focused our efforts on developing iseganan for the prevention of ventilator-associated pneumonia (“VAP”). In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. We have since terminated our iseganan development program, and are now evaluating our strategic options, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. We have retained the investment banking firm, Lazard, to advise the Company in evaluating its strategic options. Our future operations and financial condition will depend on the direction that we elect to pursue.

     As of September 30, 2004, we had a total of $53.3 million in cash, cash equivalents, restricted cash and short-term investments, and current liabilities totaled $2.0 million. We have no long-term debt or other long-term obligations. Based upon currently projected expenses for the remainder of 2004, we expect to have available cash and investments of between approximately $46.0 million and $50.0 million at December 31, 2004, after providing for current liabilities. There can be no assurance that such a range will be achieved, as actual expenditures may differ significantly from projected expenditures. Our accumulated deficit as of September 30, 2004 was $230.7 million.

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

Critical Accounting Policies

General

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to clinical trial accruals, stock-based compensation and restructuring charges. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

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

Stock-Based Compensation

     In February 2003, the Board of Directors approved a cancellation and re-grant of unexercised stock options to purchase 308,835 shares of common stock held by existing employees and directors of the Company in a one-for-one exchange and options to purchase 12,500 shares of common stock that were re-granted in connection with the cancellation of unexercised stock options to purchase 54,166 shares of common stock held by a director of the Company. The options generally vest over a four-year period and will expire in February 2008 if not previously exercised. Variable accounting is being applied to the re-granted options throughout their term. The related compensation expense depends on both the cumulative vesting of outstanding options and the price of the Company’s common stock at each quarter end, and therefore may have a significant impact on the Company’s future results of operations. No adjustments for material changes in estimates have been recognized in any period presented.

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

Restructuring Charge

     The Company accounts for restructuring charges in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” The charges in the income statement include estimated or actual charges for the termination of employees and various operating leases, and the write-off of leasehold improvements. Restructuring charges that remain unpaid at each period end are included under the caption “Accrued restructuring charge” on the balance sheet. We continue to monitor actual costs and expected remaining obligations in connection with our restructuring plan, and revise estimated amounts accordingly. All estimates may differ significantly from the actual amount incurred. No adjustments for material changes in estimates have been recognized in any period presented.

Results of Operations

Three- and Nine-Month Periods Ended September 30, 2004 and 2003

     Research and Development

     Research and development expenses primarily include clinical trial expenses, research and development payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation. The expense in the three months ended September 30, 2004 primarily relates to the winding-down of the clinical trial of iseganan for the prevention of VAP, which commenced in September 2003 and was discontinued in June 2004 following a recommendation of the independent data monitoring committee. Research and development expenses decreased to $2.1 million in the three months ended September 30, 2004 as compared to $3.6 million in the same period of 2003. This decrease is primarily a result of a write-off of $2.4 million of prepaid iseganan drug substance in the three months ended September 30, 2003, partially offset by higher expenses related to CROs and investigators in the three months ended September 30, 2004.

     Research and development expenses increased to $11.0 million in the nine-months ended September 30, 2004 as compared to $5.3 million in the same period of 2003. This increase is primarily due to expenses relating to the discontinued clinical trial of iseganan for the prevention of VAP, with higher expenses related to investigators, CROs, salaries and lab fees being partially offset by the write-off of $2.4 million of prepaid iseganan drug substance in the nine months ended September 30, 2003.

     We have terminated our iseganan development program and we do not plan to re-commence or start new clinical trial activities for iseganan. We expect our research and development expenses in the three months ending December 31, 2004 to be substantially lower than in prior periods, primarily as a result of the discontinuance of the VAP trial and related reduction in personnel and facilities discussed below in “Restructuring Charge”.

     General and Administrative

     General and administrative costs primarily include administrative payroll expense, outside contractors, legal and accounting fees, insurance, non-cash stock compensation, facilities and other general administrative expenses. General and administrative expenses were $1.1 million and $3.8 million for the three and nine months ended September 30, 2004, which approximate the amounts in the comparable periods of 2003. A reduction in stock compensation expense of $0.3 million in the three months ended September 30, 2004 as compared to the comparable period of 2003, was offset by higher consulting and professional fees. During the nine months ended September 30, 2004, stock compensation was lower by a total of $0.7 million than the corresponding period of 2003, which was offset by higher consulting and recruitment fees and other general expenses. The lower stock compensation expense is primarily as a result of a net non-cash stock compensation recovery of $0.6 million for the nine months ended September 30, 2004. The recovery results from variable accounting being applied to stock options that were re-priced in February 2003 and a decrease in the Company’s common stock price from prior periods. We expect G&A expenditures to decrease in the fourth quarter of 2004 primarily due to the reduction in headcount discussed below in “Restructuring Charge”.

     Restructuring Charge

     In June 2004, the Company discontinued its clinical trial of iseganan for the prevention of VAP, following a recommendation of the independent data monitoring committee. The Company has since terminated its iseganan development program, and is focusing its efforts on evaluating various strategic options, which may include mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. As a result, in August 2004, the Company implemented a restructuring plan, which includes the termination of nine employees and various operating lease commitments. When the restructuring plan is fully implemented, the Company will have six employees and occupy one office in Palo Alto, California.

     In accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $791,000 during the three and nine months ended September 30, 2004, of which $681,000 related to involuntary termination benefits and $110,000 related to the termination of certain operating leases and the write-off of certain leasehold improvements. As of September 30, 2004 approximately $619,000 of the restructuring charges remained unpaid.

     The Company expects to record additional expenses of $76,000 in the three months ended December 31, 2004 related to involuntary termination benefits as a part of this restructuring. All liabilities relating to the restructuring are expected to be settled by December 31, 2004.

     Interest Income

     Interest income was $221,000 and $408,000 in the three- and nine-month periods ended September 30, 2004, as compared to $28,000 and $99,000 in the comparable periods of 2003. The increase in interest income resulted from an increase in average interest earning investment balances in the 2004 periods as compared to the 2003 periods, primarily due to the follow-on public offering that closed in the second quarter of 2004.

     Other Expense

     Other expense of $175,000 during the three and nine months ended September 30, 2004 represents a write-down of the remaining carrying value of certain redeemable preferred stock received related to the sale of two pre-clinical programs in 2002. Previously this preferred stock had been included under the caption “Other assets” on the balance sheet.

     Net Loss and Net Loss Applicable to Common Stockholders

     Net loss applicable to common stockholders was $4.0 million and $15.5 million for the three- and nine-month periods ended September 30, 2004, respectively, as compared to $4.8 million and $10.5 million in the same periods of 2003. The loss in the nine months ended September 30, 2003 includes the impact of a non-cash deemed dividend related to a beneficial conversion feature on our Series A preferred stock of $1.4 million. The losses also include the impact of non-cash Series A preferred stock dividends of $65,000 and $195,000 in the three- and nine-month periods ended September 30, 2004, and $70,000 and $117,000 in the comparable periods of 2003. Preferred stock dividends represent the 8% annual dividends payable quarterly in common stock to the holders of our Series A preferred stock.

Liquidity and Capital Resources

     At September 30, 2004, we had cash and cash equivalents of $3.8 million, representing a decrease of $10.5 million from the balance of $14.3 million as of December 31, 2003. Short-term investments were $49.3 million at September 30, 2004 as compared to $12.1 million at December 31, 2003. Restricted cash was $250,000 at both September 30, 2004 and December 31, 2003. We had no debt outstanding as of September 30, 2004. We invest excess funds in short-term money market funds and securities pursuant to our investment policy guidelines.

     Net cash used in operating activities for the nine-month periods ended September 30, 2004 and 2003 was $14.9 million and $6.2 million. The cash used consisted primarily of the net loss for each period, adjustments for non-cash stock compensation and changes in prepaid expenses, accrued restructuring and clinical liabilities, and other assets.

     Net cash used in investing activities for the nine-month period ended September 30, 2004 was $37.3 million and net cash provided by investing activities for the nine-month period ended September 30, 2003 was $2.9 million. The cash used in the 2004 period primarily related to the purchase of $50.7 million of short-term investments, being partially offset by proceeds from the sale or maturity of short-term investments of $13.5 million. The cash provided by investing activities during the nine months ended September 30, 2003 related to the sale or maturity of short-term investments.

     Net cash provided by financing activities for the nine-month periods ended September 30, 2004 and 2003 was $41.7 million and $3.2 million. The cash provided in 2004 was primarily related to a public offering that closed in the second quarter of 2004, in which we sold 3,450,000 shares of common stock at $13.00 per share. The net proceeds to us were approximately $41.5 million, after deducting the underwriter discount and commissions and other offering expenses. The cash provided in 2003 was primarily related to a private placement transaction in May 2003, in which we sold 350 shares of a newly created Series A convertible preferred stock and issued warrants to purchase 920,699 shares of common stock, resulting in net proceeds of $3.2 million.

     Based upon currently projected expenses for the remainder of 2004, the Company expects to have available cash and investments of between approximately $46.0 million and $50.0 million at December 31, 2004, after providing for current liabilities. There can be no assurance that such a range will be achieved, as actual expenditures may differ significantly from projected expenditures.

Contractual Obligations

     The impact our contractual obligations as of September 30, 2004 are expected to have on our liquidity and cash flow in future periods are as follows:

	Payments Due by Period
		Less than 1	Between 1-3	Between 3-5	More than
Contractual Commitments	Total	Year	Years	Years	5 Years
Drug substance (1)	$413	$300	$100	$13	$0
Operating leases (2)	73	73	—	—	—

Total contractual commitments	$486	$373	$100	$13	$0

(1)	Drug substance commitments are to the contract manufacturer of iseganan bulk drug substance. The commitment represents the potential payment of $250,000 upon acceptance of an existing drug order, for which delivery is expected in the fourth quarter of 2004, and $163,000 in fees for storage of iseganan through December 2007. Regardless of whether the order is accepted and whether the related $250,000 is paid or not, we intend to both terminate the drug storage agreement and destroy all iseganan inventory by December 31, 2004, which would result in a reduction in the drug substance commitments of $150,000.

(2)	Operating leases relate to the lease for our facilities in Palo Alto, California. The lease for our premises includes an option to extend until December 2005 at the then market rate for the building. Under the terms of the lease, the Company is committed to pay rent of approximately $24,000 in 2004 and $49,000 in 2005.

     There were no purchase obligations as of September 30, 2004 that included material penalties for cancellation.

Indemnifications

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of IntraBiotics or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial. In addition, we have entered into indemnity agreements with each of our directors and executive officers. Such indemnity agreements contain provisions, that are in some respects broader than the specific indemnification provisions contained in Delaware law. We also maintain an insurance policy for our directors and executive officers insuring against certain liabilities arising in their capacities as such. We expect to make payments under some of these agreements in connection with the class action litigation referred to in Part II, Item I — Legal Proceedings (“Class Action Litigation”). The amount of such payments cannot be determined at this time, but they could be material.

Future Capital Requirements

     We expect to continue to incur operating losses and will not receive any product revenues in the foreseeable future. Our efforts are focused on pursuing strategic options, including mergers, acquisitions, in-licensing opportunities, and liquidation of the company. We currently anticipate our cash, cash equivalents and short-term investments to be sufficient to fund the foregoing efforts through at least the end of 2005. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.

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

We are currently a party to a securities litigation class action lawsuit, which, if determined adversely, could negatively affect our or limit our strategic alternatives, our financial results or business.

     We are currently a party to Class Action Litigation that is described in detail below in “Part II, Item 1. Legal Proceedings”. The cost of defense and ultimate disposition of the Class Action Litigation could be material. We will continue to incur expenses in defending the Class Action Litigation and, although we believe this litigation is without merit, we may incur monetary losses in connection with the final disposition of this litigation that may be material. In addition, the litigation has been, and may continue to be, time consuming and costly and could divert the attention of our remaining management personnel.

Directors, executive officers, principal stockholders and affiliated entities beneficially own at least 46% of our capital stock and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.

     As of September 30, 2004, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, at least 46% of our outstanding common stock. These stockholders, if they determine to vote the same, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.

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

     During the nine-month period ended September 30, 2004, our closing stock prices ranged from a low of $3.38 to a high of $18.00, and in 2003 ranged from a low of $1.71 to a high of $16.95. Announcements regarding strategic alternatives, including a merger or sale of the company, or acquisition or license of products or product candidates, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock.

We expect to continue to incur operating losses.

     Our accumulated deficit as of September 30, 2004 was $230.7 million, and we expect operating losses to continue at least through the end of 2004. During this period we intend to incur final costs for the discontinuance of the clinical trial of iseganan, evaluate our strategic alternatives, including mergers, acquisitions, in-licensing opportunities, or liquidation of the Company, possibly pursue one of the alternatives, and defend the Class Action Litigation. We expect operating losses to continue into 2005, but we cannot predict the magnitude and duration of such losses, since we are currently unable to determine which strategic alternative we may elect to pursue or whether we will be successful in achieving such alternative.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of September 30, 2004, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk, in accordance with our investment policy guidelines, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. The average duration of our investment portfolio in the nine-month period ended September 30, 2004 was less than one year. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of September 30, 2004. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk. However, at each quarter end we may record accruals for costs incurred by clinical trial investigators in Europe that are denominated in Euros. An increase or decrease in the related exchange rate prior to payment will affect our operating results accordingly. Due to the size of these accruals and the relatively short time before they are paid, we currently do not use derivative financial instruments to mitigate this exposure, although we will continue to review this issue in the future.

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

(b) Changes in internal controls

     There was no change in our internal control over financial reporting during our third fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

(a) Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of our officers. The actions were purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004 and generally allege that the defendants made false or misleading statements concerning the clinical trial of iseganan for the prevention of ventilator-associated pneumonia. The plaintiffs seek unspecified monetary damages. The Company believes the suits to be without merit and intends to defend itself vigorously.

(b) No legal proceedings were terminated in the third quarter.

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

IntraBiotics Pharmaceuticals, Inc.

November 12, 2004	/s/ Henry J. Fuchs

Henry J. Fuchs, M.D.
President and Chief Executive Officer

November 12, 2004	/s/ David J. Tucker

David J. Tucker
Principal Financial Officer

EXHIBIT INDEX

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation; and Amended and Restated Certificate of Incorporation.(12)

3.2	Amended and Restated Bylaws (16)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(15)

3.4	Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.(15)

4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999.(1)

4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(4)

4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(11)

4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(13)

4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(13)

4.6	Form of Common Stock and Warrant Purchase Agreement, dated October 6, 2003.(14)

4.7	Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003.(14)

10.1	Form of Indemnity Agreement.(1)

10.2	Amended and Restated 1995 Stock Option Plan, as amended on November 16, 2002.(10)(12)

10.2.2	Amended and Restated Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement.(1)(10)

10.3	2000 Equity Incentive Plan, as amended on February 11, 2003.(10)(12)

10.4††	Purchase Supply Agreement by and between the Company and PolyPeptide Laboratories A/S dated January 3, 1997.(1)

10.5††	Development Supply Agreement by and between the Company, PolyPeptide Laboratories A/S and Ferring Peptide Production AB dated January 3, 1997 and Amendment dated July 1, 1997.(1)

10.6††	Second Amendment to the License Agreement by and between the Company and The Regents of the University of California dated June 12, 1996.(1)

10.7††	Third Amendment to the License Agreement by and between the Company and The Regents of the University of California dated September 16, 1997.(1)

10.8††	License and Supply Agreement by and between the Company and Biosearch Italia S.p.A. dated May 8, 1998.(1)

10.9	2000 Employee Stock Purchase Plan and related documents.(1)(10)

10.10	Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated August 25, 1999.(1)

10.11††	Research and Technology Agreement by and between the Company and New Chemical Entities dated January 24, 2001.(2)

10.12††	Letter Agreement by and between the Company and Biosearch Italia dated May 18, 2001.(3)

10.13	First Amendment to Research and Technology Agreement by and between the Company and Albany Molecular Research Inc. (successor to New Chemical Entities Inc.) dated April 13, 2001.(3)

10.14	Letter Agreement by and between the Company and Albany Molecular Research Inc. (successor to New Chemical Entities Inc.) dated June 21, 2001.(3)

10.15	Senior Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(8)(10)

10.16	Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(8)(10)

10.17	Summary of Officer Incentive Bonus Plan.(3)(10)

10.18††	Release Agreement by and between the Company and Diversa Corporation dated July 27, 2001, including Warrant to Purchase Common Stock of the Company and Registration Rights Agreement.(6)

10.19	Letter Agreement dated November 28, 2001 by and between the Company and Ken Kelley.(5)(10)

10.20	Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated April 29, 2002.(7)

10.21	Loan Modification Agreement by and between the Company and Silicon Valley Bank, dated June 10, 2002.(7)

10.22	2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003.(12)

10.23	Master Services Agreement by and among the Company, PPD Development,LP and PPD Global Ltd., dated July 29, 2002.(8)

10.24	Lease Termination Agreement by and between the Company and EOP-Shoreline Technology Park, L.L.C., dated November 22, 2002, including Common Stock Purchase Agreement.(9)

10.25	Lease Termination Agreement by and between the Company and Bruce H. Carter and Keith M. Carter, dated October 31, 2002.(12)

10.26	Sublease Termination Agreement and Sublease by and between the Company and ReShape, Inc., dated October 31, 2002.(12)

10.27	Amendment and Assignment of Lease, Release and Assumption Agreement by and among the Company, PolyFuel, Inc. and 1245 Terra Bella Partners, LLC, dated December 20, 2002, including Warrant to Purchase Common Stock of the Company dated December 31, 2002.(12)

10.28	Termination of Development Supply Agreement and Purchase/Supply Agreement by and among the Company, PolyPeptide Laboratories A/S and PolyPeptide Laboratories AB, dated December 6, 2002.(12)

10.29	Lease Agreement by and between the Company and Embarcadero CorporateCenter, dated February 10, 2003.(12)

10.30	Common Stock and Warrant Purchase Agreement, dated October 6, 2003 (the “Purchase Agreement”) by and among the Company and each Investor as defined therein.(14)

10.31	Form of warrant issued by the Company in favor of each Investor, as defined in the Purchase Agreement.(14)

10.32	2004 Stock Incentive Plan. (16)

10.33	First Amendment to Office Lease, dated March 11, 2004, between the Company and Embarcadero Corporate Center. (16)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities

Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed hereto

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