Form 10-K
period 2004-12-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2005-03-10
CIK 1103390

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-29993
IntraBiotics Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-3200380
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2483 East Bayshore Road, Suite 100, Palo Alto, CA (Address of principal executive offices)	94303 (Zip code)
Registrant’s telephone number, including area code:
(650) 526-6800
Securities registered under Section 12(b) of the Exchange Act:
None.
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑
      The aggregate market value of the Common Stock, held by non-affiliates of the registrant, based on the closing price on June 30, 2004 as reported by the NASDAQ National Market was approximately $24,571,000. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 2,527,000 shares held by directors, officers and stockholders whose ownership exceeds five percent of the Registrant’s outstanding common stock as of June 30, 2004. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 28, 2005 was 9,067,645 shares.

PART I
      This report contains forward-looking statements. These forward-looking statements are based on our current expectations, estimates, projections and assumptions about our business and industry. In some cases, these statements may be identified by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions “Business”, “Factors That Could Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Item 1.	Business
Overview
      Since inception in 1994, we have devoted substantially all of our efforts to research and development of anti-microbial drugs and have generated no product revenues. From the fourth quarter of 2002 until June 2004, we focused our efforts on developing iseganan for the prevention of ventilator-associated pneumonia (“VAP”). In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. We have since terminated our iseganan development program, reduced employee headcount by 60% to six employees and are now evaluating our strategic options, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. We have retained the investment banking firm, Lazard, to advise the Company in evaluating its strategic options. Our future operations and financial condition will depend on the strategic alternative we elect to pursue. To date, our efforts have been focused on strategic options in the biotechnology and pharmaceutical industries. See Note 7 of the notes to the financial statements included in Item 8 of this Form 10-K for additional information concerning our restructuring efforts in 2004.
      On December 31, 2004, the Company had a total of $50.7 million in cash, cash equivalents, and short-term investments, and recorded liabilities of $0.7 million.
Clinical Supplies and Manufacturing
      We have no manufacturing capabilities. We relied on third-party manufacturers to produce our products in clinical and commercial quantities to support our iseganan development programs.
Clinical Pipeline
      Prior to the termination of our iseganan development program our clinical pipeline had included development of an iseganan oral solution for the prevention of ventilator-associated pneumonia and for the treatment of respiratory infections in cystic fibrosis patients. We currently have no clinical pipeline. Our research and development expenditures will depend upon the strategic alternative we elect to pursue.
      Research and development expense for the three years ended December 31, 2004, 2003 and 2002 was $11.5 million, $7.7 million and $23.1 million, respectively.
Marketing and Sales
      Currently, we have no marketing and sales capability, and have no current plans to develop any. Our strategy for marketing and sales will depend upon the strategic alternative we elect to pursue.

Competition
      The biotechnology and pharmaceutical industries are extremely competitive. Many companies have substantially greater financial and other resources than we do. In addition, they may have substantially more experience in effecting strategic combinations, in-licensing technology, developing drugs, obtaining regulatory approvals, and manufacturing and marketing products. We cannot give any assurances that we can effectively compete with these other pharmaceutical and biotechnology companies.
Intellectual Property
      In April 1994, we entered into a license agreement (the “License Agreement”) with the Regents of the University of California, (the “Regents”) under which we obtained exclusive rights to develop and commercialize Protegrin-based products, such as iseganan. We terminated this License Agreement in December 2004 and re-assigned to the Regents its previously owned undivided ownership interest in certain joint patent rights. As owner of an interest in these patent rights, the Regents would be free to license such rights to any third party and would not be required to compensate us. A number of provisions in the License Agreement survive including confidentiality, restrictions on using either party’s names or trademarks, attorneys fees in the event of a dispute, maintenance of books and records and certain indemnification obligations.
Government Regulation
      Governmental authorities in the U.S. and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, of products produced by the biotechnology and pharmaceutical industry. In the United States the Food and Drug Administration (the “FDA”) regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. Outside the U.S., the requirements governing conduct of clinical trials and marketing authorization vary widely from country to country, but involve a similar degree of oversight and rigor as in the U.S.
Employees
      As of February 28, 2005, we had six full-time employees. Our employees are not represented by a collective bargaining agreement. We believe that we have good relations with our employees.
Available Information
      Our website address is www.intrabiotics.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing.

Item 2.	Properties
      We currently lease one facility at 2483 East Bayshore Road, Suite 100, in Palo Alto, California. The facility provides approximately 3,600 square feet of office space. The lease expires on June 30, 2005 and includes an option to extend until December 31, 2005. This facility is adequate for our current needs.

Item 3.	Legal Proceedings
      (a) Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of its officers. The actions were consolidated and a consolidated amended complaint has been filed, purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004. The amended complaint generally alleges that IntraBiotics and several of its officers and directors made false or misleading statements concerning the clinical trial of iseganan. The plaintiffs seek unspecified monetary damages. On February 28, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint. The Company believes the suit to be without merit and intends to defend itself vigorously. Due to the uncertainties surrounding the final outcome of this matter, no amounts have been accrued at December 31, 2004.
      (b) No legal proceedings were terminated in the fourth quarter.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the three-month period ended December 31, 2004.
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Equity
      Our common stock began trading on the NASDAQ National Market on March 28, 2000, under the symbol “IBPI.” Prior to that time, there had been no public market for our common stock. We effected a 1:12 reverse stock split on April  10, 2003. All amounts herein have been retroactively adjusted to reflect this stock split. The table below sets forth the high and low bid prices for our common stock for the periods indicated:

	High	Low

1st Quarter ended March 31, 2003	$4.08	$1.56
2nd Quarter ended June 30, 2003	$6.48	$1.54
3rd Quarter ended September 30, 2003	$15.60	$3.08
4th Quarter ended December 31, 2003	$17.50	$10.50
1st Quarter ended March 31, 2004	$19.25	$13.25
2nd Quarter ended June 30, 2004	$18.00	$3.70
3rd Quarter ended September 30, 2004	$4.38	$3.35
4th Quarter ended December 31, 2004	$4.20	$3.46
      As of February 28, 2005, there were 123 holders of record of common stock. We estimate that, included within the holders of record, there are approximately 3,000 beneficial owners of common stock. As of February 28, 2005, the closing price for our common stock was $3.79.

Dividend Policy
      We have never paid dividends on our common stock. We currently intend to retain any future earnings to support the development of our business. The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock, prior to and in preference to any declaration or payment of a dividend to the holders of common stock. The dividends are payable quarterly in shares of common stock. The number of shares payable is determined based on the average closing sale price of the common stock on the NASDAQ National Market, or other market on which our common stock is traded, for each of the five trading days immediately preceding the applicable dividend payment date. Until accrued and unpaid dividends on the Series A preferred stock are paid and set apart, no dividends or other distributions in respect of any other shares of our capital stock shall be declared. We do not currently anticipate paying any cash dividends in the foreseeable future.

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

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Statement of Operations Data:
Operating expenses:
Research and development	$11,519	$7,727	$23,053	$38,034	$39,152
General and administrative	4,819	5,782	8,617	9,202	11,560
Restructuring and other charges	858	—	6,118	21,956	—
Arbitration settlement	—	—	(3,600)	—	—
Impairment of acquired workforce	—	—	1,365	—	—

Total operating expenses	17,196	13,509	35,553	69,192	50,712

Operating loss	(17,196)	(13,509)	(35,553)	(69,192)	(50,712)
Interest income	700	166	703	2,843	5,699
Interest expense	—	—	(459)	(1,110)	(563)
Other income/(expense), net	(204)	31	856	93	—

Net loss	(16,700)	(13,312)	(34,453)	(67,366)	(45,576)
Non-cash deemed dividend related to beneficial conversion feature of Series A preferred stock	—	(1,436)	—	—	—
Non-cash dividends on Series A preferred stock	(260)	(182)	—	—	—

Net loss applicable to common stockholders	$(16,960)	$(14,930)	$(34,453)	$(67,366)	$(45,576)

Basic and diluted net loss per share applicable to common stockholders	$(2.24)	$(4.01)	$(11.25)	$(27.47)	$(24.29)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	7,559	3,720	3,064	2,453	1,876

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$50,743	$26,644	$13,315	$35,470	$86,065
Working capital	50,462	25,424	15,191	29,629	86,142
Total assets	51,185	27,326	16,226	42,465	108,288
Long term obligations, less current portion	—	—	—	5,000	8,309
Accumulated deficit	(232,159)	(215,199)	(200,269)	(165,816)	(98,450)
Total stockholders’ equity	50,508	25,628	15,480	26,212	89,955

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      Since inception in 1994, we have devoted substantially all of our efforts to research and development of anti-microbial drugs, and have generated no product revenues. From the fourth quarter of 2002 until June 2004, we focused our efforts on developing iseganan for the prevention of ventilator-associated pneumonia (“VAP”). In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. We have since terminated our iseganan development program and in August 2004, the Company implemented a restructuring plan, which included the termination of nine employees and various operating lease commitments. We have six employees and occupy one office facility in Palo Alto, California.
      We are evaluating our strategic options, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. We have retained the investment banking firm, Lazard, to advise the Company in evaluating its strategic options. Our future operations and financial condition will depend on the strategic alternative that we elect to pursue. On December 31, 2004, the Company had a total of $50.7 million in cash, cash equivalents, and short-term investments, and recorded liabilities of $0.7 million. Based on current projections, the Company expects cash outflows of between $2.5 million and $3.5 million during 2005. This estimate does not include any costs that may be associated with completing a merger, acquisition, in-license opportunity, liquidation of the Company or the disposition of the securities litigation referred to in Item 3 (a) of this Form 10-K. There can be no assurance that such a range will be achieved, as actual expenditures and interest income may differ significantly from projected levels.
      In February 2003, the Board of Directors approved a cancellation and re-grant of 308,835 unexercised stock options held by existing employees and directors of the Company in a one-for-one exchange and 12,500 options that were re-granted in connection with the cancellation of 54,166 unexercised stock options held by a director of the Company. The re-granted options have an exercise price equal to the closing price of the Company’s common stock on the NASDAQ National Market on February 5, 2003, or $2.76 per share. The options generally vest over a four-year period and will expire in February 2008 if not previously exercised. Variable accounting is being applied to the re-granted options throughout their term. The related compensation expense depends on both the cumulative vesting of outstanding options and the price of the Company’s common stock at each quarter end, and therefore may have a significant impact on the Company’s future results of operations. In 2004, we recorded a non-cash stock compensation recovery of $638,000 as compared to a non-cash stock compensation expense of $1.0 million during 2003 in connection with variable accounting for re-granted stock options. In addition, we recorded non-cash stock compensation expense related to the amortization of deferred stock compensation of $61,000, $126,000 and $1.3 million during the years ended December 31, 2004, 2003 and 2002, respectively, primarily in connection with the grant of certain stock options to employees and officers on, or prior to, the Company’s initial public offering on March 20, 2000. In addition, we have granted stock options to consultants, which resulted in non-cash stock compensation expense of $472,000, $254,000 and $512,000 during the years ended December 31, 2004, 2003 and 2002, respectively. In addition, in connection with the issuance of shares of common stock the Company recorded compensation expense of $545,000 based on the fair market value of the common stock on the date of issuance during the year ended December 31, 2002. This expense was recorded primarily in connection with stock issued to a former landlord of the Company in connection with a restructuring. For additional details and a tabular summary of stock compensation expense see Note 10 of the notes to the financial statements included in Item 8 of this Form 10-K.
      We intend that the following discussion of our results of operations and financial condition will provide information to assist in the understanding of our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.
Critical Accounting Policies and Estimates
      An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the financial statements. We review the accounting policies used in our financial statements on a regular basis. In addition, management has reviewed these critical accounting policies and related disclosures with our Audit Committee.
      Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to clinical trial accruals, income taxes (including the valuation allowance for deferred tax assets), restructuring costs and stock-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

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

Clinical Trial Accruals
      The Company’s accrued costs for clinical trial activities are based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs), investigators, drug processors, laboratories, consultants, or other clinical trial service providers that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the service provider, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. Each CRO provides an estimate of costs incurred but not invoiced at the end of each period for each individual trial. The estimates are reviewed and discussed with the CRO as necessary, and included in research and development expenses for the related period. For investigator study grants, which are paid quarterly on a per-patient basis to the institutions performing the clinical study, the Company accrues an estimated amount based on patient enrollment in each quarter. All estimates may differ significantly from the actual amount subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented. As of December 31, 2004 amounts accrued related to clinical trials are approximately $161,000, due to the cessation of clinical trial activity.
Results of Operations

Comparison of Years Ended December 31, 2004, 2003 and 2002

Revenues
      IntraBiotics had no product sales or contract revenue for the years ended December 31, 2004, 2003 and 2002. We do not anticipate any product revenues until we obtain FDA approval for, and commence commercialization of, any product candidate.

Expenses

Research and Development

	2004	Change	2003	Change	2002

	(In thousands)
Research and development	$11,519	49.1%	$7,727	(66.5)%	$23,053
      Research and development expenses primarily include clinical trial expenses, research and development payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation charges. Research and development expenses increased in 2004 by $3.8 million from 2003. These expenses increased by $0.4 million as a result of additional headcount and by $3.4 million from clinical trial expenses associated with the commencement of phase III trials of iseganan for the prevention of VAP. Although these expenses increased during 2004, as compared to 2003, $8.9 million of the total expense was incurred in the first half of 2004, with only $2.1 million and $0.6 million of research and development expense in the third and fourth quarters of 2004, respectively. This significant reduction in the fourth quarter is as a result of the termination of our iseganan development project in June 2004.
      Research and development expenses decreased in 2003 by $15.3 million from 2002, primarily due to a $9.3 million reduction in clinical trial expenses and a $3.2 million reduction in research and development payroll expense, allocated facilities costs and non-cash stock compensation charges as a result of restructuring activities in 2002. The clinical trial expenses of $4.3 million in 2003 relate to the first pivotal trial of iseganan for the prevention of VAP, which commenced in September 2003
      In 2003, research and development expenses include a write-off of $2.4 million for prepaid iseganan drug substance, relating to an order of seven kilograms of iseganan bulk drug substance that was expected to be delivered in 2003. Due to significant uncertainty over the timing and outcome of discussions with the contract manufacturer about whether the drug substance was manufactured in accordance with a validation plan and the adequacy of manufacturing documentation, the entire $2.4 million prepaid amount was written off in September 2003. In 2002, research and development expenses included a $4.8 million charge in relation to the delivery of certain other lots of iseganan bulk drug substance as a result of the termination of a supply agreement with the same contract manufacturer.
      Non-cash stock compensation charges were $26,000, $59,000 and $656,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease from 2003 to 2004 was due to lower amortization of deferred stock compensation expense during 2004 and a recovery related to stock compensation for variable options awards during 2004, as compared to an expense during 2003. These decreases were offset, in part, by an increase in the stock compensation expense for consultant services. The decrease from 2002 to 2003 was primarily due to the cancellation of options for terminated employees and consultants.

General and Administrative

	2004	Change	2003	Change	2002

	(In thousands)
General and administrative	$4,819	(16.7)%	$5,782	(32.9)%	$8,617
      General and administrative costs primarily include administrative payroll expense, outside contractors, legal and accounting fees, insurance, non-cash stock compensation charges, facilities, travel and other general administrative expenses. General and administrative expenses decreased by $1.0 million from 2003 to 2004. Expenses associated with increased headcount and facilities increased by $0.4 million, which was offset by a reduction in stock compensation expense of $1.4 million primarily related to variable accounting for stock options. During 2003 stock compensation charges were $1.3 million as compared with a recovery of $0.1 million during 2004.
      General and administrative expenses in 2003 decreased by $2.8 million from 2002, primarily due to reduced headcount and facility-related costs as a result of a restructuring in October 2002.
      Non-cash stock compensation charges were a recovery in the year ended December 31, 2004 of $0.1 million as compared to expenses of $1.3 million and $1.7 million for the years ended December 31, 2003 and 2002, respectively.

Restructuring and Other Charges

	2004	2003	2002

	(In thousands)
Restructuring and other charges	$858	$—	$6,118
      In June 2004, the Company discontinued its clinical trial of iseganan for the prevention of VAP, following a recommendation of the independent data monitoring committee. The Company has since terminated its iseganan development program, and is focusing efforts on evaluating various strategic options, which may include mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. As a result, in August 2004, the Company implemented a restructuring plan, which included the termination of nine employees and various operating lease commitments.
      The Company recorded a restructuring charge of $858,000 during the year ended December 31, 2004, of which $748,000 related to involuntary employee termination benefits and $110,000 related to the termination of facility operating leases and the write-off of certain property and equipment. The $748,000 of involuntary employee benefits were comprised of $700,000 of lump sum severance payments, $13,000 of related employer taxes and $35,000 of health and other benefits payable. As of December 31, 2004, approximately $5,000 of the restructuring charge remained unpaid and is included under the caption “Other Accrued Liabilities” on the accompanying balance sheet. The remaining liability should be settled by June 30, 2005.
      There were no restructurings during 2003.
      In 2002, restructuring expense of $6.1 million was comprised of two components. The first component was as a result of the failure of a phase III clinical trial of iseganan for the prevention of oral mucositis in cancer patients, which occurred in October 2002. As a result of this restructuring we reduced our headcount to 11 as of December 31, 2002 from 37 as of December 31, 2001 and recorded an expense of $848,000. The second component of $5.2 million was as a result of an additional expense related to a previous restructuring which occurred during 2001. The additional expense of $5.2 million related to the termination of a lease and related sublease and included cash payments, the issuance of common stock and the write-off of a deferred rent balance.

Arbitration Settlement
      During the year ended December 31, 2002, we received $3.6 million from a contract vendor as a result of an arbitration settlement relating to a drug dispensing error in a phase III trial of iseganan for oral mucositis. We had no comparable item in 2004 or 2003.

Interest Income and Expense

	2004	Change	2003	Change	2002

	(In thousands)
Interest income	$656	295.2%	$166	(76.4)%	$703
Interest expense	$—	n/m	$—	(100.0)	(459)
      Interest income in 2004 increased from 2003 because of substantially higher average interest earning investment balances due to a public stock offering in May 2004, which raised net proceeds of $41.5 million. Interest income decreased in 2003, as compared to 2002, primarily as a result of decreases in average investment balances and lower interest rates in each year. For additional information on the public stock offering in May 2004 please see Liquidity and Capital Resources, below.
      Interest expense decreased to zero in 2003 due to the repayment of our line of credit and bank loan in October 2002.

Other Income/(Expense), net

	2004	Change		2003	Change	2002

	(In thousands)
Other income/(expense), net	$(175)	(564.5%	)	$31	(96.4)%	$856
      In September 2004 the Company recorded an expense, included in other income/(expense), net, of $175,000 related to the write-down of the carrying value of 350,000 shares of Series A redeemable preferred stock of Micrologix Biotech Inc., (“Micrologix”).
      Other income/(expense), net in 2002 includes income of $975,000 from the sale of two pre-clinical anti-infective programs to Micrologix in May 2002, for $400,000 in cash and 750,000 shares of Series A redeemable preferred stock of Micrologix. The shares are redeemable at $1 per share or convertible into common stock at the election of Micrologix upon the occurrence of certain time and achievement milestones as follows: (1) shares converted into common stock with a value of $400,000 upon the four month anniversary of the effective date of the agreement; (2) shares will convert into common stock with a value of $100,000 upon commencement of certain toxicology studies; and (3) shares will convert into common stock with a value of $250,000 upon filing for marketing approval for certain drugs in certain countries. Other income of $775,000 was recognized in the second quarter of 2002 upon receipt of the $400,000 in cash and the 750,000 shares, and other income of $200,000 was recognized in the third quarter of 2002 upon redemption of 400,000 of the shares at $1 per share, which was triggered by the first milestone set forth above. Subsequent to this redemption the Company owned 350,000 shares of Series A redeemable preferred stock with a carrying value of $175,000 which were included in “Other Assets”.
Income Taxes
      Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $211.0 million and $38.0 million, respectively. We also had federal and state research and development tax credits each of approximately $3.3 million. If not utilized, the net operating losses and credits will expire in the years 2004 through 2024. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation could result in the expiration of our net operating losses and credit carryforwards before they can be used. Please read Note 12 of the notes to the financial statements included in Item 8 of this Form 10-K for further information.
Liquidity and Capital Resources

	2004	Change	2003	Change	2002

	(Dollars in thousands)
Cash, cash equivalents, restricted cash and short-term investments	$50,743	90.4%	$26,644	100.1%	$13,315
      At December 31, 2004, we had cash and cash equivalents of $1.8 million, representing a decrease of $12.5 million from December 31, 2003. There was no restricted cash at December 31, 2004 as compared to $250,000 at December 31, 2003. Short-term investments were $49.0 million at December 31, 2004 as compared to $12.1 million at December 31, 2003. We had no debt outstanding as of December 31, 2004. We invest excess funds in short-term money market funds and securities pursuant to our investment policy guidelines as more fully described in Item 7A — Quantitative and Qualitative Disclosures About Market Risk. The following is an analysis of changes in our cash and cash equivalents in each respective year.

	2004	2003	2002

	(In thousands)
Net cash used in operating activities	$(17,242)	$(8,823)	$(26,347)
Net cash used in investing activities	(37,043)	(9,211)	(1,552)
Net cash provided by financing activities	41,754	22,150	10,087

Net increase (decrease) in cash and cash equivalents	$(12,531)	$4,116	$(17,812)

      The net cash used in operating activities increased in 2004 from 2003. The operating cash outflow during 2004 was primarily due to the net loss of $16.7 million. During 2003 operating cash outflow was comprised of the net loss of $13.3 million, offset by non-cash stock compensation expense of $1.4 million, decreases in prepaid expenses of $2.1 million and an increase in accrued clinical liabilities of $1.0 million. The net cash used in operating activities decreased in 2003 from 2002, primarily due to a reduction in the net loss from $34.5 million to $13.3 million, which primarily resulted from lower clinical trial expenses between the respective years and restructuring charges taken in 2002. We expect cash outflows from operating activities for the foreseeable future.
      The net cash used in investing activities in 2004 relates to the purchase of $65.2 million of short-term investments, partially offset by the maturity of short-term investments of $28.2 million. The net cash used in investing activities in 2003 relates to the purchase of $12.1 million of short-term investments, partially offset by the maturity of short-term investments of $2.9 million. In 2002, the cash used primarily relates to the purchase of $2.9 million of short-term investments, partially offset by the proceeds from the sale of two pre-clinical programs to Micrologix for $800,000.
      Historically we have relied upon cash flows from financing activities to fund our operations. Details of our financing activities during the last three years are as follows:

•	In May 2004, in a public offering on Form S-1, the Company sold 3,450,000 shares of newly issued common stock, $0.001 par value, at $13.00 per share resulting in net cash proceeds of $41.5 million after issuance costs of $3.3 million.

•	In October 2003, in a private placement transaction, the Company sold 1,774,000 shares of newly issued common stock, $0.001 par value, at $10.85 per share, and issued warrants to purchase 354,800 shares of the Company’s common stock, resulting in net cash proceeds of $18.5 million. The warrants have an exercise price of $10.85 per share, subject to adjustment upon a subdivision or combination of the Company’s outstanding common stock, and will expire on October 10, 2008, if not previously exercised.

•	In May 2003, the Company sold 350 shares of a newly created Series A convertible preferred stock and issued warrants to purchase 920,699 shares of common stock, resulting in net cash proceeds of $3.2 million. The warrants have an exercise price of $2.066 per share, subject to adjustment upon a subdivision or combination of the Company’s outstanding common stock, and expire in May 1, 2008, if not previously exercised.

•	Cash provided by financing activities in 2002 was primarily due to net proceeds of approximately $14.0 million and $5.0 million from two private placements of common stock, partially offset by $9.4 million in payments on financing obligations to a bank.

•	Cash proceeds from exercises of stock options were $242,000, $380,000 and $481,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Contractual Obligations

	Payments Due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Operating leases	$67	$66	$1	$—	$—
Total contractual commitments	$67	$66	$1	$—	$—
      In addition to the contractual commitments listed above we have various severance plans that cover all of our employees. In accordance with these plans we may be obligated to make various severance payments and pay for certain health costs if our existing employees should be terminated. These commitments totaled $1.1 million as of December 31, 2004.
      The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock. Based on the number of shares of preferred stock outstanding as of December 31, 2004 this equates to $260,000. The dividends are payable quarterly in shares of common stock, and the number of shares payable are determined based on the average closing sale price of the common stock on the NASDAQ National Market or other market on which our common stock is traded for each of the five trading days immediately preceding the applicable dividend payment date. We do not currently anticipate paying any cash dividends in the foreseeable future.
      There were no purchase obligations as of December 31, 2004 that included material penalties for cancellation and were enforceable and legally binding.

Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements (as that term is defined in Rule 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Indemnifications
      In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of IntraBiotics or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial. In addition, we have entered into indemnity agreements with each of our directors and executive officers. Such indemnity agreements contain provisions, which are in some respects broader than the specific indemnification provisions contained in Delaware law. We also maintain an insurance policy for our directors and executive officers insuring against certain liabilities arising in their capacities as such.

Future Capital Requirements
      We expect to continue to incur operating losses and will not receive any product revenues in the foreseeable future. Our efforts are focused on pursuing strategic options, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. Based on current projections, the Company expects cash outflows of between $2.5 million and $3.5 million during 2005. This estimate does not include any costs that may be associated with completing a merger, acquisition, in-license opportunity, liquidation of the Company or the disposition of the securities litigation referred to in Item 3 (a) of this Form 10-K. We currently anticipate our cash, cash equivalents and short-term investments to be sufficient to fund the foregoing efforts for at least the next 12 months. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 shown in Note 2 of the notes to the financial statements included in Item 8 of this Form 10-K.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by IntraBiotics in the third quarter of 2005, beginning on July 1, 2005. IntraBiotics is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact on its results of operations or financial position.
      The adoption of the following recent accounting pronouncements did not have a material impact on IntraBiotics results of operations and financial condition:

•	FASB issued revised SFAS No. 132(R) (revised 2003), “Employer’s Disclosures about Pensions and Other Post-Retirement Benefits — An Amendment of FASB Statements No. 87, 88, and 106”; and

•	EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.
Factors That Could Affect Future Results
      Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks that we do not know of, or that we currently believe are immaterial, may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected.

We are currently a party to a securities litigation class action lawsuit, which, if determined adversely, could negatively affect or limit our strategic alternatives, our financial results or business.
      We are currently a party to litigation that is described in detail above in Part I, Item 3. Legal Proceedings (“Securities Litigation”). The cost of defense and ultimate disposition of the Securities Litigation could be material. We will continue to incur expenses in defending the Securities Litigation and, although we believe this litigation is without merit, we may incur monetary losses in connection with the final disposition of this litigation that may be material. In addition, the litigation has been, and may continue to be, time consuming and costly and could divert the attention of our remaining management personnel.

Directors, executive officers, principal stockholders and affiliated entities beneficially own or control at least 47% of our capital stock and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.
      As of December 31, 2004, our directors, executive officers, principal stockholders and affiliated entities beneficially own or control securities representing, in the aggregate, at least 47% of our outstanding common stock. These stockholders, if they determine to vote in the same manner, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.

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
      The holders of our Series A preferred stock also have the right at any time to request that we register for resale the shares of our common stock that they acquire upon conversion of their Series A preferred stock or upon exercise of their warrants to purchase our common stock, subject to certain limitations. A registration statement has been filed with the Securities and Exchange Commission and is currently effective for the resale of the shares of common stock issuable upon conversion of our Series A preferred stock and upon the exercise of those warrants. In addition, the holders of our Series A preferred stock may convert their Series A preferred stock into common stock and sell those shares of the common stock, acquired upon such conversion, in the public market in reliance upon Rule 144, subject in some cases to volume and other limitations. Future sales in the public market of such common stock, or the perception that such sales might occur, could adversely affect the prevailing market price of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire us.
      Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions:

•	provide for a classified board of directors of which approximately one-third of the directors will be elected each year;

•	allow the authorized number of directors to be changed only by resolution of the Board;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

•	establish advance notice requirements for nominations to the Board or for proposals that can be acted on at stockholder meetings;

•	require the approval from the holders of Series A preferred stock, prior to May 1, 2005, for i) any merger into or consolidation with any other corporation, or ii) the completion of any transaction, or series of related transactions, in which fifty percent or more of our voting power is transferred, or iii) the sale, lease or other disposition of all or substantially all of our assets;

•	authorize our Board to issue blank check preferred stock to increase the amount of outstanding shares; and

•	limit who may call stockholder meetings.
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
      During the year ended December 31, 2004, our closing stock prices ranged from a low of $3.35 to a high of $19.25, and in 2003 ranged from a low of $1.54 to a high of $17.50. Announcements regarding strategic alternatives, including a merger or sale of the company, or acquisition or license of products or product candidates, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock.

We expect to continue to incur operating losses.
      Our accumulated deficit as of December 31, 2004 was $232.2 million, and we expect operating losses to continue at least through the end of 2005. During this period we intend to incur final costs for the discontinuance of the clinical trial of iseganan, evaluate our strategic alternatives, including mergers, acquisitions, in-licensing opportunities, or liquidation of the Company, possibly pursue one of the alternatives, and defend the Securities Litigation. We expect operating losses to continue into future years, but we cannot predict the magnitude and duration of such losses, since we are currently unable to determine which strategic alternative we may elect to pursue or whether we will be successful in achieving such alternative.

We may not be able to complete the strategic alternative we initially elect to pursue, resulting in increased expenses and a delay in finally completing a selected alternative.
      We may select a strategic alternative that we may not be able to complete for various reasons, including a decision of our principal stockholders not to approve such alternative, our inability to obtain regulatory approval, actions of other companies or litigation involving the selected alternative or other matters. In addition, the pendency and or resolution of the Securities Litigation may adversely affect or limit our strategic alternatives, including adversely affecting our financial results or our ability to liquidate, or deterring other companies from entering into a merger or acquisition with us.

We face risks associated with clinical trial liability claims in the event that the prior use, or misuse, of our product candidates in clinical trials, that have since been terminated, results in personal injury or death.
      From the fourth quarter of 2002 until June 2004, we conducted clinical trials focusing on developing iseganan for the prevention of ventilator-associated pneumonia (“VAP”). In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. We face a risk of clinical trial liability claims in the event that the prior use, or misuse, of our product candidates during such clinical trials results in personal injury or death. Our clinical liability insurance coverage may not be sufficient to cover claims that may be made against us. Any claims against us, regardless of their merit, could severely harm our financial condition and strain our management and other resources.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2004, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk, in accordance with our investment policy guidelines, we place investments with high credit quality issuers (rated A1/P1 for short-term investments and Aa3/ AA- for long-term investments) and limit the amount of credit exposure to any one issuer to the greater of 5% of the investment portfolio or $1 million, whichever is greater. There are no concentration limits set for obligations of the government of the United States of America and its federal agencies. The average duration of our investment portfolio in 2004 and 2003 was less than one year and the maximum term allowed for any investment was 15 months. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2004 and 2003. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.
      The following table summarizes the average interest rate and estimated fair value of the short-term investments held by us as of December 31, 2004 and 2003 (in thousands).

		Estimated	Average
	Total	Fair	Interest
Short-Term Investments	Cost	Value	Rate

December 31, 2004	$49,055	$48,988	2.39%
December 31, 2003	$12,106	$12,108	1.36%
      The following is a summary of the Company’s available-for-sale investments as of December 31, 2004 and 2003 (in thousands):

	December 31, 2004

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

US government agencies	$30,590	$—	$(67)	$30,523
Auction rate securities	18,465	—	—	18,465
Money market funds	784	—	—	784

Total available-for-sale investments	$49,839	$—	$(67)	49,772

Less amounts classified as cash equivalents				(784)

				$48,988

	December 31, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$13,845	$—	$—	$13,845
Auction rate securities	8,200	—	—	8,200
US government agencies	3,906	2	—	3,908

Total available-for-sale investments	$25,951	$2	$—	25,953

Less amounts classified as cash equivalents				(13,845)

				$12,108

      None of the investments held as of December 31, 2004 or 2003 had been in a continuous unrealized loss position for more than 12 months. The aggregate fair value of US government agency investments held at December 31, 2004 which had unrealized losses was $30,532,000. No investments held at December 31, 2003 had unrealized losses. During 2004 interest rates generally rose and as a result all US government agency investments held at December 31, 2004 are in an unrealized loss position. The unrealized loss position will continue until either the investment matures, or, until interest rates drop below the rate in effect on the date the various securities were purchased. As a result, the Company has concluded that the impairment is temporary.
      The following is a summary of amortized cost and estimated fair value of available-for-sale investments by contract maturity (in thousands):

	December 31, 2004		December 31, 2003

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$38,248	$38,202	$24,201	$24,202
Due in one year or more	11,591	11,570	1,750	1,751

	$49,839	$49,772	$25,951	$25,953

Item 8.	Financial Statements and Supplementary Data
INTRABIOTICS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
INTRABIOTICS PHARMACEUTICALS INC.:
      We have audited the accompanying balance sheet of IntraBiotics Pharmaceuticals Inc. as of December 31, 2004 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntraBiotics Pharmaceuticals, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.
Stonefield Josephson, Inc.
San Francisco, California
February 11, 2005

REPORT OF ERNST & YOUNG, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
IntraBiotics Pharmaceuticals, Inc.
      We have audited the accompanying balance sheet of IntraBiotics Pharmaceuticals, Inc. as of December 31, 2003 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntraBiotics Pharmaceuticals, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Palo Alto, California
February 6, 2004

INTRABIOTICS PHARMACEUTICALS, INC.
BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,755	$14,286
Restricted cash	—	250
Short-term investments	48,988	12,108
Prepaid expenses and other current assets	396	478

Total current assets	51,139	27,122
Property and equipment, net	46	20
Other assets	—	184

Total assets	$51,185	$27,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154	$141
Accrued clinical liabilities	161	1,046
Accrued employee liabilities	89	101
Other accrued liabilities	273	410

Total current liabilities	677	1,698
Commitments (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; 325 shares outstanding and $3,250 aggregate liquidation preference at December 31, 2004 and 2003	1,771	1,771
Common stock, $0.001 par value: 70,000,000 shares authorized at December 31, 2004 and 2003; 8,880,344 and 5,298,206 shares outstanding at December 31, 2004 and 2003, respectively	9	5
Additional paid-in capital	281,068	239,237
Deferred stock compensation	(114)	(188)
Accumulated other comprehensive (loss) income	(67)	2
Accumulated deficit	(232,159)	(215,199)

Total stockholders’ equity	50,508	25,628

Total liabilities and stockholders’ equity	$51,185	$27,326

The accompanying notes are an integral part of these financial statements.

INTRABIOTICS PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Operating expenses:
Research and development	$11,519	$7,727	$23,053
General and administrative	4,819	5,782	8,617
Restructuring and other charges	858	—	6,118
Arbitration settlement	—	—	(3,600)
Impairment of acquired workforce	—	—	1,365

Total operating expenses	17,196	13,509	35,553

Operating loss	(17,196)	(13,509)	(35,553)
Interest income	700	166	703
Interest expense	—	—	(459)
Other income/(expense), net	(204)	31	856

Net loss	(16,700)	(13,312)	(34,453)
Non-cash deemed dividend related to beneficial conversion feature of Series A preferred stock	—	(1,436)	—
Non-cash dividends on Series A preferred stock	(260)	(182)	—

Net loss applicable to common stockholders	$(16,960)	$(14,930)	$(34,453)

Basic and diluted net loss per share applicable to common stockholders	$(2.24)	$(4.01)	$(11.25)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	7,559	3,720	3,064

The accompanying notes are an integral part of these financial statements.

INTRABIOTICS PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible						Accumulated
	Preferred Stock		Common Stock		Additional	Deferred	Other		Total
					Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity

	(In thousands)
Balances at December 31, 2001	—	$—	2,483	$2	$196,603	$(4,577)	$—	$(165,816)	$26,212
Issuance of common stock upon exercise of options for cash	—	—	29	—	471	—	—	—	471
Issuance of common stock on private placement for cash	—	—	596	1	18,980	—	—	—	18,981
Issuance of common stock on acquisition of Apothogen Inc.	—	—	37	—	1,924	—	—	—	1,924
Stock compensation for consultant services	—	—	—	—	512	—	—	—	512
Issuance of common stock for the employee stock purchase plan for cash	—	—	1	—	10	—	—	—	10
Issuance of warrants to purchase 4 shares of common stock	—	—	—	—	7	—	—	—	7
Issuance of of common stock for services	—	—	123	—	545	—	—	—	545
Amortization of deferred stock compensation	—	—	—	—	—	1,271	—	—	1,271
Cancellation of stock options related to employee terminations	—	—	—	—	(2,586)	2,586	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	(34,453)	(34,453)

Balances at December 31, 2002	—	—	3,269	3	216,466	(720)	—	(200,269)	15,480
Issuance of common stock upon exercise of options for cash	—	—	50	—	380	—	—	—	380
Issuance of common stock and warrants on private placement, net of $710 issuance costs	—	—	1,774	2	18,536	—	—	—	18,538
Issuance of Series A preferred stock and common stock warrants on private placement, net of $268 issuance costs	—	1,906	—	—	1,326	—	—	—	3,232
Beneficial conversion feature on Series A preferred stock	—	—	—	—	1,436	—	—	(1,436)	—
Issuance of common stock upon conversion of Series A preferred stock	—	(135)	132	—	135	—	—	—	—
Issuance of common stock as dividend on series A preferred stock	—	—	18	—	117	—	—	(182)	(65)
Issuance of common stock upon exercise of warrants	—	—	55	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	126	—	—	126
Stock compensation for variable option awards	—	—	—	—	993	—	—	—	993
Stock compensation for consultant services	—	—	—	—	254	—	—	—	254
Cancellation of stock options related to employee terminations	—	—	—	—	(406)	406	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(13,312)	(13,312)
Unrealized gain on securities	—	—	—	—	—	—	2	—	2

Comprehensive loss									(13,310)

INTRABIOTICS PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

	Convertible						Accumulated
	Preferred Stock		Common Stock		Additional	Deferred	Other		Total
					Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity

	(In thousands)
Balances at December 31, 2003	—	1,771	5,298	5	239,237	(188)	2	(215,199)	25,628
Issuance of common stock upon exercise of options for cash	—	—	87	1	241	—	—	—	242
Issuance of common stock in a public offering, net of $3,337 issuance costs	—	—	3,450	3	41,509	—	—	—	41,512
Issuance of common stock as dividend on series A preferred stock	—	—	41	—	260	—	—	(260)	—
Issuance of common stock upon exercise of warrants	—	—	4	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	61	—	—	61
Stock compensation for variable option awards	—	—	—	—	(638)	—	—	—	(638)
Stock compensation for consultant services	—	—	—	—	472	—	—	—	472
Cancellation of stock options related to employee terminations	—	—	—	—	(13)	13	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(16,700)	(16,700)
Unrealized loss on securities	—	—	—	—	—	—	(69)	—	(69)

Comprehensive loss	—	—	—	—	—	—	—	—	(16,769)

Balances at December 31, 2004	—	$1,771	8,880	$9	$281,068	$(114)	$(67)	$(232,159)	$50,508

The accompanying notes are an integral part of these financial statements.

INTRABIOTICS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities
Net loss	$(16,700)	$(13,312)	$(34,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation for variable option awards	(638)	993	—
Amortization of deferred stock compensation	61	126	1,271
Stock compensation for consultant services	472	254	512
Stock compensation for services	—	—	545
Depreciation and amortization	35	92	725
Write down of property and equipment	33	—	274
Acquired workforce write down and amortization	—	—	1,694
Gain on sale of pre-clinical programs	—	—	(975)
Fair value of warrants issued	—	—	7
Change in assets and liabilities:
Restricted cash	250	—	7,238
Prepaid expenses and other current assets	82	2,144	3,087
Other assets	184	(7)	41
Accounts payable	13	(204)	(245)
Accrued clinical liabilities	(885)	1,046	(1,663)
Accrued employee liabilities	(12)	(34)	(475)
Accrued restructuring charges	5	(64)	(2,797)
Deferred rent	—	—	(618)
Other accrued liabilities	(142)	143	(515)

Net cash used in operating activities	(17,242)	(8,823)	(26,347)
Investing activities
Capital expenditures	(94)	—	(41)
Proceeds from sale of property and equipment	—	—	526
Proceeds from sale of pre-clinical programs	—	—	800
Purchase of short term investments	(65,167)	(12,106)	(2,895)
Proceeds from sale or maturity of short-term investments	28,218	2,895	—
Cash received in acquisition of subsidiary	—	—	58

Net cash used in investing activities	(37,043)	(9,211)	(1,552)
Financing activities
Proceeds from issuance of Series A preferred stock in private placement, net	—	3,232	—
Proceeds from issuance of common stock in private placements, net	—	18,538	18,981
Proceeds from issuance of common stock in a public offering, net	41,512	—	—
Proceeds from issuance of common stock upon exercise of options	242	380	481
Payments on financing obligations	—	—	(9,375)

Net cash provided by financing activities	41,754	22,150	10,087

Net increase (decrease) in cash and cash equivalents	(12,531)	4,116	(17,812)
Cash and cash equivalents at beginning of the year	14,286	10,170	27,982

Cash and cash equivalents at end of the year	$1,755	$14,286	$10,170

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$459

Supplemental disclosure of non-cash information:
Net deferred stock compensation (cancellations due to employee termination)	$(13)	$(406)	$(2,586)

Beneficial conversion feature on Series A preferred stock	$—	$(1,436)	$—

Issuance of common stock dividend on Series A preferred stock	$(260)	$(182)	$—

Issuance of common stock upon conversion of Series A preferred stock	$—	$(135)	$—

Other assets received from sale of pre-clinical programs	$—	$—	$375

Cash flow for acquisition of subsidiary:
Acquired workforce	$—	$—	$1,694
Other current assets acquired	—	—	297
Property and equipment acquired	—	—	56
Liabilities assumed	—	—	(75)
Acquisition costs incurred	—	—	(106)
Common stock issued	—	—	(1,924)

Cash received in acquisition	$—	$—	$(58)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business
      IntraBiotics Pharmaceuticals, Inc. (“IntraBiotics” or the “Company”), was incorporated in the state of Delaware in 1994. From the fourth quarter of 2002 until June 2004, we focused our efforts on developing iseganan for the prevention of ventilator-associated pneumonia (“VAP”). In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. We have since terminated our iseganan development program, and are now evaluating our strategic options, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. We have retained the investment banking firm, Lazard, to advise the Company in evaluating its strategic options.

2.	Summary of Significant Accounting Policies and Concentrations of Risk

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

Concentrations of Credit Risk and Fair Value of Financial Instruments
      Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of investments in certain debt securities and accounts receivable. The Company invests its cash equivalents and short-term investments in high credit quality investments, in accordance with its investment policy, and limits its exposure to certain issuers, which minimizes the possibility of a loss. The Company does not require collateral on cash equivalents and short-term investments. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet.
      The fair value of financial instruments, including cash, cash equivalents, short-term investments, accounts payable and accrued liabilities approximate their carrying value.

Cash Equivalents and Short-Term Investments
      Cash equivalents are comprised of money market funds and debt securities with original maturities of less than 90 days. Short-term investments include securities with maturities of less than one year from the balance sheet date, or securities with maturities of greater than one year that are specifically identified to fund current operations. All cash equivalents and short-term investments are classified as available-for-sale. The Company’s investment securities are recorded at their fair market value, based on quoted market prices. The cost of securities when sold is based upon the specific identification method. Any unrealized gains and losses are recorded as other comprehensive income and included as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale investments are included in other income, net in the statements of operations. Gains and losses on sales of available-for-sale investments have been immaterial.

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

Restructuring Charges
      The Company has undertaken a number of restructuring efforts. Up until the restructuring efforts undertaken in 2004 the Company accounted for restructuring charges in accordance with the provisions of Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and related interpretations. During 2004 the Company accounted for restructuring charges in accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit of Disposal of Activities”. See Note 8 — Restructuring and Other Charges for additional disclosures.

Clinical Trial Accruals
      The Company’s accrued costs for clinical trial activities are based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs), investigators, drug processors, laboratories, consultants, or other clinical trial service providers that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the service provider, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. Each CRO provides an estimate of costs incurred but not invoiced at the end of each period for each individual trial. The estimates are reviewed and discussed with the CRO as necessary, and included in research and development expenses for the related quarter. For investigator study grants, which are paid quarterly on a per-patient basis to the institutions performing the clinical study, the Company accrues an estimated amount based on patient enrollment in each quarter. In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP. As of December 31, 2004 clinical trials accruals of $161,000 consisted of amounts due to hospitals and doctors who participated in this trial.

Stock-Based Compensation
      As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has elected to follow APB 25 and

NOTES TO FINANCIAL STATEMENTS — (Continued)
related interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of an employee or director stock option is set equal or in excess of the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. In February 2003, certain stock options issued to employees for which the exercise prices had originally been set at less than the fair market value of the underlying stock on the grant date were cancelled and re-granted in a one-for-one exchange. The Company had recorded deferred compensation for the difference between the original exercise price and the fair market value of the underlying stock on the grant date as a component of stockholders’ equity, and the total was being amortized on a straight-line basis over the vesting period of the original awards, ranging from four to six years. The related re-granted options all vest over a four-year period, and the remaining unamortized deferred compensation as of the re-grant date is now being amortized over the new four-year vesting schedule, commencing at the date of re-grant.
      In February 2003, the Board of Directors approved a cancellation and re-grant of 308,835 unexercised stock options held by existing employees and directors of the Company in a one-for-one exchange and 12,500 options that were re-granted in connection with the cancellation of 54,166 unexercised stock options held by a director of the Company. The re-granted options have an exercise price equal to the closing price of the Company’s common stock on the NASDAQ National Market on February 5, 2003, or $2.76 per share. The options generally vest over a four-year period and will expire in February 2008 if not previously exercised. Variable accounting is being applied to the re-granted options throughout their term
      Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123 and the FASB’s Emerging Issues Task Force issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and are recognized over the related service period and are periodically re-measured as the underlying options vest.
      See Note 10 — Employee Benefit Plans — Stock Compensation for details of stock compensation expense.
      The following table illustrates the effect on net loss and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net loss applicable to common stockholders, as reported	$(16,960)	$(14,930)	$(34,453)
Add: Stock-based employee compensation expense (recovery) included in reported net loss applicable to common stockholders	(577)	1,119	1,271
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,049)	(1,577)	(6,084)

Net loss applicable to common stockholders, pro forma	$(24,586)	$(15,388)	$(39,266)

Net loss per share applicable to common stockholders:
Basic and diluted — as reported	$(2.24)	$(4.01)	$(11.25)

Basic and diluted — pro forma	$(3.25)	$(4.14)	$(12.82)

NOTES TO FINANCIAL STATEMENTS — (Continued)
      The fair value of stock options granted to employees was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2004	2003	2002

Risk-free interest rate	3.55%	2.92%	2.89%
Volatility	1.00	1.00	1.00
Dividend yield	0.00%	0.00%	0.00%
Expected life of option	5 years	5 years	5 years
      The weighted-average fair value of options granted to employees during 2004, 2003, and 2002 was $11.43, $2.24 and $25.92, respectively.
      The fair value of the employees’ purchase rights under the Company’s Employee Stock Purchase Plan, which was suspended in March 2003 (see Note 10 — Employee Benefit Plans — 2000 Employee Stock Purchase Plan), was estimated using the Black-Scholes option pricing model with the above weighted average assumptions for volatility and dividend yield, expected lives of 6 months, and a risk free interest rate of 1.26% in 2002. The weighted-average fair value of rights issued under the Purchase Plan for 2002 was $5.40.

Comprehensive Loss
      The components of comprehensive loss in each year presented are as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net loss	$(16,700)	$(13,312)	$(34,453)
Unrealized gain (loss) on available-for-sale securities	(69)	2	—

Comprehensive loss	$(16,769)	$(13,310)	$(34,453)

Net Loss Per Share
      Basic and diluted net loss per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share”, and is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). As the Company’s potentially dilutive securities were anti-dilutive for all periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net loss per share applicable to common stockholders was 4,133,843, 3,297,363 and 693,845 for the years ended December 31, 2004, 2003 and 2002, respectively.

Reclassifications
      Disclosure of certain amounts included in the Statements of Cash Flows for 2003 and 2002 and described as “Stock compensation expense” in prior year financial statements, has been expanded and are now included under the descriptions “Stock compensation for variable option awards”, “Amortization of deferred stock compensation”, “Stock compensation for consultant services” and “Stock compensation for services”. Reclassifications related to cash proceeds from option exercises in 2002 have been made in the Statement of Cash Flows to conform to current year classifications.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 shown in Note 10 — Employee Benefit Plans — Stock Compensation.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by IntraBiotics in the third quarter of 2005, beginning on July 1, 2005. IntraBiotics is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact on its results of operations or financial position.
      The adoption of the following recent accounting pronouncements did not have a material impact on IntraBiotics results of operations and financial condition:

•	FASB issued revised SFAS No. 132(R) (revised 2003), “Employer’s Disclosures about Pensions and Other Post-Retirement Benefits — An Amendment of FASB Statements No. 87, 88, and 106”; and

•	EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Available-For-Sale Investments
      The following is a summary of the Company’s available-for-sale investments as of December 31, 2004 and 2003 (in thousands):

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

US government agencies	$30,590	$—	$(67)	$30,523
Auction rate securities	18,465	—	—	18,465
Money market funds	784	—	—	784

Total available-for-sale investments	$49,839	$—	$(67)	49,772

Less amounts classified as cash equivalents				(784)

				$48,988

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$13,845	$—	$—	$13,845
Auction rate securities	8,200	—	—	8,200
US government agencies	3,906	2	—	3,908

Total available-for-sale investments	$25,951	$2	$—	25,953

Less amounts classified as cash equivalents				(13,845)

				$12,108

      None of the investments held as of December 31, 2004 or 2003 had been in a continuous unrealized loss position for more than 12 months. The aggregate fair value of US government agency investments held at December 31, 2004 which had unrealized losses was $30,532,000. No investments held at December 31, 2003 had unrealized losses. During 2004 interest rates generally rose and as a result all US government agency investments held at December 31, 2004 are in an unrealized loss position. The unrealized loss position will continue until either the investment matures, or, until interest rates drop below the rate in effect on the date the various securities were purchased. As a result the Company has concluded that the impairment is temporary.
      The following is a summary of amortized cost and estimated fair value of available-for-sale investments by contract maturity (in thousands):

	December 31, 2004		December 31, 2003

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$38,248	$38,202	$24,201	$24,202
Due in one year or more	11,591	11,570	1,750	1,751

	$49,839	$49,772	$25,951	$25,953

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment consist of the following (in thousands):

	December 31,

	2004	2003

Machinery and equipment	$373	$328
Less accumulated depreciation	(327)	(308)

Property and equipment, net	$46	$20

      Depreciation and amortization expense for property and equipment totaled $35,000, $92,000 and $725,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

5.	Other Accrued Liabilities
      Other accrued liabilities consist of the following (in thousands):

	December 31,

	2004	2003

Accrued professional fees	$144	$300
Accrued dividends on Series A convertible preferred stock	65	65
Other accrued liabilities	64	45

Total other accrued liabilities	$273	$410

6.	Commitments
      The Company occupies office space in Palo Alto, California under the terms of a lease, which terminates at the end of June 2005. The Company has the option to extend the lease term until December 31, 2005 at the then market rate. Under the terms of this lease and other operating leases the company is obligated to pay rent of approximately $66,000 and $1,000, in 2005 and 2006, respectively.
      Total rent expense for the years ended December 31, 2004, 2003, and 2002 was approximately $261,000, $93,000, and $3.0 million. Of the $261,000 rent expense in 2004, $83,000 was included in restructuring and other charges. Of the $3.0 million rent expense in 2002, $2.5 million was included in restructuring and other charges.
      In addition to the contractual commitments listed above we have various severance plans that cover all of our employees. In accordance with these plans we may be obligated to make various severance payments and pay for certain health costs if our existing employees should be terminated. These commitments totaled $1.1 million as of December 31, 2004.

7.	Restructuring and Other Charges

2001 Restructuring
      In May 2001, the Company implemented a restructuring plan intended to conserve capital and focus resources on the development of iseganan as part of which it recorded various charges during 2001. At December 31, 2001, the Company accrued $2.9 million related to facilities consolidation. In November 2002, the Company reached agreements with the landlords of one of its previous facilities, which the Company had subleased, to terminate the leases. During 2002, the Company recorded an additional expense of $5.2 million and the revised total liability was satisfied by cash payments, the issuance of common stock and the write-off of a deferred rent balance. At December 31, 2002 there were no accrued restructuring charges related to these facilities.

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

2002 Restructuring
      In October 2002, the Company announced a restructuring plan as a result of the failure of its then recently completed phase III clinical trial of iseganan for the prevention of oral mucositis in cancer patients. This restructuring plan reduced headcount by 26 employees in research and development and general and administration, or 70% of the Company’s workforce. The Company recorded restructuring charges of $848,000 for severance costs of which $784,000 were paid as of December 31, 2002. The remaining severance accrual as of December 31, 2002 of $64,000 was paid in January 2003 to employees who left the Company in December 2002. No other amounts were expensed in 2003 as a result of this restructuring plan.

2004 Restructuring
      In June 2004, the Company discontinued its clinical trial of iseganan for the prevention of VAP, following a recommendation of the independent data monitoring committee. The Company has since terminated its iseganan development program, and is focusing efforts on evaluating various strategic options, which may include mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. As a result, in August 2004, the Company implemented a restructuring plan, which included the termination of nine employees and various operating lease commitments.
      The Company recorded a restructuring charge of $858,000 during the year ended December 31, 2004, of which $748,000 related to involuntary employee termination benefits and $110,000 related to the termination of facility operating leases and the write-off of certain property and equipment. The $748,000 of involuntary employee benefits were comprised of $700,000 of lump sum severance payments, $13,000 of related employer taxes and $35,000 of health and other benefits payable. As of December 31, 2004, approximately $5,000 of the restructuring charge remained unpaid and is included under the caption “Other Accrued Liabilities” on the accompanying balance sheet. The remaining liability should be settled by June 30, 2005.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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
      The Company allocated the purchase price based on the relative fair value of the net tangible and intangible assets acquired. Net tangible assets were valued at $300,000 and consisted primarily of cash, other current assets and fixed assets. The amount of the purchase price in excess of the net tangible assets acquired of $1.7 million was allocated to acquired workforce, which was to be amortized over three years. The acquired workforce, net of amortization, of $1.4 million was deemed to be impaired after the failed results of the phase III trial of iseganan for the prevention of oral mucositis. The acquired workforce was comprised of sales and marketing management, and given there would be no drug approval in the near future, the acquired workforce was deemed impaired, and therefore written down to zero in December 2002.
      The Company acquired Apothogen in order to obtain its workforce, primarily sales and marketing management and to obtain the services of Ernest Mario Ph.D. Concurrent with the closing of the acquisition, Dr. Mario, joined the Company as Chairman and Chief Executive Officer and purchased $5.0 million of newly issued shares of the Company’s common stock in a private placement at a purchase price of $48.12 per share. Dr. Mario is currently Chairman of the Company’s Board of Directors.

9.	Stockholders’ Equity

Preferred Stock
      The Company is authorized to issue 5,000,000 shares of preferred stock, of $0.001 par value. On May 1, 2003, in a private placement transaction, the Company sold 350 shares of a newly created Series A convertible preferred stock (the “Preferred Stock”), $0.001 par value, and issued warrants to purchase 920,699 shares of the Company’s common stock, resulting in net cash proceeds of $3.2 million. The primary purpose of completing the private placement was to provide funds for a clinical trial of iseganan for the prevention of VAP, as well as for other general corporate purposes and working capital.
      The Preferred Stock is convertible into 1,841,404 shares of common stock at any time, at a conversion price of $1.90 per share, subject to adjustment upon the occurrence of certain events, such as stock splits, payment of dividends to common stockholders, reorganizations, mergers or consolidations. Each share of Preferred Stock automatically converts into shares of common stock on the tenth day after the day that the closing sale price of the Company’s common stock on the NASDAQ National Market has reached at least $8.28 and has remained at such level for 20 consecutive trading days, but only after the earlier to occur of (1) the unblinding and the public announcement of the results of the Company’s first pivotal clinical trial of iseganan for the prevention of VAP, or (2) May 1, 2005. The unblinding of the VAP trial occurred in June 2004 but since that time the Company’s shares have not traded over $8.28 so automatic conversion has not occurred. The holders of Preferred Stock are also entitled to receive, but only out of funds legally available for dividends, cumulative dividends payable quarterly, at the annual rate of eight percent of the original issue price of $10,000 on each outstanding share of Preferred Stock. The dividend will be paid in common stock based on the average of the closing sales prices of the common stock on the NASDAQ National Market for the five trading days immediately preceding and ending on the last trading day prior to the date the dividends are payable. The dividends are paid in preference to any other declared dividends. Upon any liquidation, dissolution or winding up (as such terms are defined in the Company’s Certificate of Designation) of the Company, before any distribution or payment can be made to the holders of the Company’s common stock, each holder of Preferred Stock is entitled to receive an amount equal to $10,000 plus all accrued or declared and unpaid dividends and such dividends shall be payable in cash. Each share of Preferred Stock is entitled to a number of votes equal to the number of shares of common stock issuable based upon a conversion price

NOTES TO FINANCIAL STATEMENTS — (Continued)
equal to the closing sale price, or bid price if no sales were reported, of the common stock on the NASDAQ National Market on the date the Preferred Stock and Warrant Purchase Agreement was signed. The number of votes is not adjustable except upon a stock split, a reverse stock split, or other similar event affecting the rights of the Preferred Stock. Holders of Preferred Stock are also entitled to elect two members of the Board of Directors, and a majority of the holders of the Preferred Stock must consent to certain actions prior to the Company taking them.
      In connection with the sale of the Preferred Stock, the Company issued immediately exercisable warrants to purchase 920,699 shares of the Company’s common stock to the purchasers of the Preferred Stock, at an exercise price of $2.066 per share, subject to adjustment upon the occurrence of certain events, such as stock splits, payment of dividends to common stockholders, reorganizations, mergers or consolidations. Additionally, the exercise price of the warrants will be reduced by 50% if the Company’s common stock is delisted from the NASDAQ National Market. The warrants will expire on May 1, 2008, if not previously exercised. The warrants issued to the holders of Preferred Stock were assigned a value of $1,326,000, which decreased the carrying value of the Preferred Stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.52%, an expiration date of May 1, 2008, a volatility factor of 1.00 and a dividend yield of 0%. In connection with the issuance of the Preferred Stock and warrants, the Company recorded $1,436,000 related to the beneficial conversion feature on the Preferred Stock as a deemed dividend, which increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per share. A beneficial conversion feature is present because the effective conversion price of the Preferred Stock was less than the fair value of the common stock on the commitment date. Pursuant to the terms of the Preferred Stock and Warrant Purchase Agreement, the Company is subject to certain negative and restrictive covenants, such as limitations on indebtedness and the issuance of additional equity securities without specific approvals by the Board of Directors.
      Additionally if the Company fails to retain the services of Henry J. Fuchs, M.D., the Company’s Chief Executive Officer, until the second anniversary of the issuance of Preferred Stock, then the Company must pay to each holder of Preferred Stock a one-time payment equal to 15.0% of the aggregate purchase price for the Preferred Stock. This penalty will not apply if Dr. Fuchs’ departure from the Company is the result of his death, disability or family emergency or if the Company retains services of an executive officer to replace Dr. Fuchs within sixty (60) days of Dr. Fuchs’ departure, for reasons other than his death, disability or family emergency, and such replacement is approved by the Board of Directors. The Company is currently in compliance with each of the covenants.
      In October 2003, a holder of 25 shares of Preferred Stock converted the shares into 131,529 shares of common stock. The same investor concurrently exercised warrants to purchase 65,764 shares of common stock, using the net exercise method, resulting in the issuance of 55,344 shares of common stock. There were no cash proceeds to the Company resulting from these transactions.
      The Company had 325 shares of preferred stock outstanding as of December 31, 2004 and 2003. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

Common Stock
      In May 2004, in a public offering, the Company sold 3,450,000 shares of newly issued common stock, $0.001 par value, at $13.00 per share resulting in net cash proceeds of $41.5 million after issuance costs of $3.3 million.
      In October 2003, in a private placement transaction, the Company sold 1,774,000 shares of newly issued common stock, $0.001 par value, at $10.85 per share, and issued warrants to purchase 354,800 shares of the Company’s common stock, resulting in net cash proceeds of $18.5 million. The warrants have an exercise price of $10.85 per share, subject to adjustment upon a subdivision or combination of the Company’s outstanding common stock, and will expire on October 10, 2008, if not previously exercised.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved for Future Issuance
      Shares of common stock reserved for future issuance at December 31, 2004 were as follows:

Equity incentive plans	2,224,145
Warrants	1,262,235
Series A convertible preferred stock	1,709,875

Total shares reserved for future issuance	5,196,255

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

10.	Employee Benefit Plans

Stock Option Plans
      The 2004 Stock Incentive Plan (the “2004 Plan”) was adopted in May 2004, and replaced the 2000 Equity Incentive Plan (the “2000 Plan”), which in turn had replaced the 1995 Incentive Stock Plan (the “1995 Plan”), collectively the Predecessor Plans. The termination of the Predecessor Plans had no effect on the options that were granted thereunder. The terms of awards granted under the Predecessor Plans were substantially similar to those granted under the 2004 Plan.
      The 2004 Plan allows for the granting of options to purchase stock, stock bonuses and rights to acquire restricted stock of up to 2,050,000 shares of common stock to employees, consultants, and directors. The number of shares of Common Stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2005, by an amount equal to five percent (5%) of the sum of the following share numbers, calculated as of the last trading day in December of the immediately preceding calendar year: (i) the total number of shares of Common Stock outstanding on that date and (ii) the number of shares of Common Stock into which the outstanding shares of the Corporation’s preferred stock are convertible on that date. In no event shall any such annual increase exceed 2,000,000 shares. In accordance with the preceding formula the shares available for issuance under the 2004 Plan were increased by 529,510 on January 1, 2005.
      All options granted under the 2004 Plan must have exercise prices equal to the fair market value of the common stock on the option grant date, and are to have a term not greater than 10 years from the grant date. Stock options granted under the 2004 Plan may either be incentive stock options or nonstatutory stock options.

NOTES TO FINANCIAL STATEMENTS — (Continued)
The Board of Directors shall determine the time or times during the term when the options may be exercised and the number of shares for which an option may be granted, except that no one person may receive awards for more than 1,000,000 shares of common stock in the aggregate per calendar year. Options granted under the 2004 plan vest ratably over a periods ranging from 3 months to six years. Options granted under Predecessor Plans vest ratably over periods ranging from 18 months to six years.
      The 2002 Non-Officer Equity Incentive Plan (the “2002 Plan”) was adopted in August 2002 and allows the granting of stock awards through nonstatutory stock options, stock bonuses and rights to acquire restricted common stock of up to 208,333 shares of common stock to employees and consultants of the Company.
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
      As of December 31, 2004 there were 1,008,648 and 53,764 shares of common stock available for grant under the 2004 Plan and the 2002 Plan, respectively.
      A summary of the Company’s stock option activity and related information is as follows:

	Outstanding Options

		Weighted-
	Number of	Average Exercise
	Shares	Price

Balance at December 31, 2001	312,370	$52.08
Granted	477,083	$34.68
Exercised	(28,924)	$15.96
Cancelled	(129,194)	$54.12

Balance at December 31, 2002	631,335	$39.24
Granted	822,527	$2.97
Exercised	(49,863)	$7.68
Cancelled	(581,018)	$40.93

Balance at December 31, 2003	822,981	$3.73
Granted	1,064,750	$15.01
Exercised	(87,423)	$2.75
Cancelled	(638,575)	$13.97

Balance at December 31, 2004	1,161,733	$8.51

NOTES TO FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, 2003, and 2002, options to purchase 370,087, 165,187 and 211,131 shares of common stock, respectively, were exercisable. The following table summarizes information about options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

$ 2.28-$ 2.40	21,788	5.75	$2.33	10,069	$2.38
$ 2.76-$ 2.76	521,238	5.86	$2.76	235,343	$2.76
$ 3.66-$ 5.52	72,812	9.34	$4.21	10,562	$5.52
$13.06-$13.53	155,749	9.31	$13.12	32,664	$13.18
$13.93-$14.13	176,500	9.41	$13.96	44,081	$14.01
$15.60-$48.24	213,646	8.96	$16.77	37,368	$18.16

	1,161,733	7.65	$8.51	370,087	$6.64

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

Stock Compensation
      The Company recorded stock compensation cost as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Stock compensation for variable option awards	$(638)	$993	$—
Amortization of deferred stock compensation expense	61	126	1,271
Stock compensation for consultant services	472	254	512
Stock compensation for services	—	—	545

Total stock compensation expense	$(105)	$1,373	$2,328

      Stock Compensation for Variable Option Awards. In February 2003, the Board of Directors approved a cancellation and re-grant of 308,835 unexercised stock options held by existing employees and directors of the Company in a one-for-one exchange and 12,500 options that were re-granted in connection with the cancellation of 54,166 unexercised stock options held by a director of the Company. The newly granted options have an exercise price equal to the closing price of the Company’s common stock on the NASDAQ National Market on February  5, 2003, or $2.76 per share. The options generally vest over a four-year period and will expire in February 2008 if not previously exercised. Variable accounting is being applied to the re-granted options throughout their term. The related compensation expense depends on both the cumulative vesting of

NOTES TO FINANCIAL STATEMENTS — (Continued)
outstanding shares and the price of the Company’s stock. During 2004 the Company recorded a stock compensation recovery, primarily as a result of a stock price decline.
      Amortization of Deferred Stock Compensation Expense. In connection with the grant of certain stock options to employees and officers on or prior to the Company’s initial public offering on March 20, 2000 and in connection with an agreement to modify the vesting of one officer’s unvested stock options is being amortized to expense on a straight-line basis over the vesting period of the options, ranging from four to six years. The vesting schedule of the unexercised portion of the granted options was changed following their cancellation and re-grant in February 2003, and consequently the amortization schedule was also changed to reflect the new four-year vesting schedule. In connection with the termination of various employees and cancellation of unvested stock options, the Company recorded a reduction to deferred stock compensation, which is a component of stockholders’ equity, of $13,000, $406,000 and $2.6 million in the years ended December 31, 2004, 2003, and 2002, respectively.
      Stock Compensation for Consultant Services. In connection with grants made to consultants the Company recorded stock compensation expense in accordance with FAS123 and relevant interpretations.
      Stock Compensation for Services. In connection with the issuance of shares of common stock the Company recorded compensation expense based on the fair market value of the common stock on the date of issuance. This expense was recorded primarily in connection with stock issued to a former landlord of the Company in connection with a restructuring. See Note 7 — Restructuring and Other Charges — 2001 Restructuring.

Retirement Savings Plan
      The Company has a retirement savings plan (the “Savings Plan”) which qualifies as a deferred savings plan under section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Savings Plan and allowed to contribute up to $14,000 if they are under 50 years old or $18,000 if they are 50 years old or older in 2004. The Company is not required to contribute, nor has it contributed, to the Plan.

11.	Development and Supply Contracts
      In January 1997, the Company entered into various development and supply agreements with PolyPeptide Laboratories A/ S (“PolyPeptide”) related to the drug substance iseganan. In December 2002, the Company reached an agreement to cancel the existing development and supply agreements (the “Termination Agreement”), paid $5.2 million to PolyPeptide, and accepted delivery of certain lots of drug substance. Acceptance of the drug substance resulted in a charge to research and development expense of $4.8 million. At December 31, 2002, the Company recorded a prepaid for drug substance of $2.4 million for a partially processed, undelivered, lot of iseganan (“lot I”). During 2003, due to significant uncertainty over the validity of the manufacturing process used for lot I the Company expensed the entire prepaid amount of $2.4 million.
      In December 2004, the Company accepted delivery of lot I and paid $250,000 to PolyPeptide. PolyPeptide also released the Company of its obligation to pay $50,000 per year to store drug substance. As of December 31, 2004, no additional amounts are due to or from PolyPeptide.

NOTES TO FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes
      The Company had no current state or federal income tax for the years ended December 31, 2004, 2003, and 2002. The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to pre tax loss and the actual provision for income taxes was as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

U.S. federal tax benefit at statutory rate	$(5,678)	$(4,526)	$(11,714)
State taxes	—	—	—
Unutilized net operating losses	5,875	4,050	10,916
Stock based compensation	(200)	467	791
Other	3	9	7

Total	$—	$—	$—

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

Deferred Tax Assets	2004	2003

Net operating loss carryforwards	$74,000	$67,700
Research and development tax credit carryforwards	5,500	5,500
Capitalized research and development costs	8,200	7,500
Other, net	100	—

Gross deferred tax assets	87,800	80,700
Valuation allowance	(87,800)	(80,700)

Total deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.1 million, $5.6 million and $11.4 million during 2004, 2003 and 2002, respectively.
      As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $211.0 million, which expire in the years 2009 through 2024, and federal research and development credits of approximately $3.3 million, which expire in the years 2009 through 2024. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $38.0 million, which expire in the years 2004 through 2016 and state research and development tax credits of approximately $3.3 million, which do not expire.
      Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

13.	Legal Proceedings
      Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of its officers. The actions were consolidated and a consolidated amended complaint has been filed, purportedly brought on behalf of purchasers of IntraBiotics common stock between September  5, 2003 and June 22, 2004. The amended

NOTES TO FINANCIAL STATEMENTS — (Continued)
complaint generally alleges that IntraBiotics and several of its officers and directors made false or misleading statements concerning the clinical trial of iseganan. The plaintiffs seek unspecified monetary damages. On February 28, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint. The Company believes the suit to be without merit and intends to defend itself vigorously. Due to the uncertainties surrounding the final outcome of this matter, no amounts have been accrued at December 31, 2004.

14.	Quarterly Financial Data (Unaudited)

	2004				2003

	First	Second	Third	Fourth	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Operating loss	$(6,310)	$(5,252)	$(4,007)	$(1,627)	$(1,933)	$(2,395)	$(4,766)	$(4,415)
Net loss	(6,237)	(5,138)	(3,961)	(1,364)	(1,907)	(2,350)	(4,738)	(4,317)
Net loss applicable to common stockholders	(6,302)	(5,203)	(4,026)	(1,429)	(1,907)	(3,815)	(4,808)	(4,400)
Basic and diluted net loss per share applicable to common stockholders	$(1.19)	$(0.73)	$(0.46)	$(0.16)	$(0.58)	$(1.17)	$(1.46)	$(0.87)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On November 12, 2004, Ernst & Young LLP resigned as the Company’s independent registered public accounting firm. The reports of Ernst & Young LLP on the Company’s financial statements for the past two fiscal years ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2003, and in the subsequent interim period, through November 12, 2004, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K. The resignation of Ernst & Young LLP was approved by the Audit Committee of the Company’s Board of Directors.
      On October 11, 2004, IntraBiotics Pharmaceuticals, Inc. (the “Company”) entered into an engagement letter with Stonefield Josephson, Inc. (“Stonefield Josephson”) to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2004. Stonefield Josephson’s engagement as the Company’s new auditors became effective after the filing of the Company’s Form 10-Q for the quarter ended September 30, 2004. The Company’s engagement of Stonefield Josephson was approved by its Audit Committee.
      During the Company’s two most recent fiscal years and the subsequent interim period prior to the engagement of Stonefield Josephson, the Company did not consult with Stonefield Josephson with respect to any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K. The Company’s engagement of Stonefield Josephson was approved by the Audit Committee.

Item 9A.	Controls and Procedures

Controls Evaluation and Related CEO and PFO Certifications
      We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO) and has allowed us to make conclusions, as set forth below, regarding the state of our disclosure controls and procedures.
      Attached as exhibits to this Report are certifications of the CEO and the PFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures
      Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and PFO, to allow timely decisions regarding required disclosure. Our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. To the extent that components of our internal control over financial reporting are included within our disclosure controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls
      Management, including our CEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our disclosure controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Scope of the Controls Evaluation
      The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Report. During the evaluation of our controls and procedures, we looked to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action (including process improvements) was being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and PFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. The overall goal of the evaluation activity is to monitor our disclosure controls and procedures, and to modify them as necessary. We intend to maintain our disclosure controls and procedures as a dynamic system that changes as conditions warrant.
      We also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. Emphasis was placed on this information as it was important both for the controls evaluation and because item 5 in the certifications of the CEO and PFO requires that they disclose that information to our Board of Director’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are defined as a control deficiency, or combination of deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s financial statements that is more than inconsequential will not be prevented or detected. Auditing literature defines “material weakness” as a “significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.”

Changes in Internal Control Over Financial Reporting
      There was no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Conclusions
      Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and PFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, is made known to management, including the CEO and PFO, on a timely basis.
      Pursuant to section 404 of Sarbanes-Oxley Act of 2002, we will be required to furnish a report of managements’ assessment of the effectiveness of our internal control over financial reporting as part of our Annual Report on Form  10-K for the fiscal year ended December 31, 2006. Our independent public accountants will then be required to attest to, and report on, our assessment. In order to issue our report, management must document both the design of our internal controls and the processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report. However, we may face significant challenges in implementing the required processes and procedures. There can be no assurance that we will be able to complete the work necessary for management to issue its report in a timely manner or that management will be able to report that our internal control over financial reporting are effective.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers and Directors
      The following table sets forth certain information regarding the directors and executive officers of IntraBiotics as of February 28, 2005:

Name	Age	Position with the Company

Ernest Mario, Ph.D.(1)	66	Chairman of the Board
Henry J. Fuchs, M.D.	47	President, Chief Executive Officer and Director
Jerry T. Jackson(1)(2)(3)	63	Director
Gary A. Lyons(2)(3)	53	Director
Mark L. Perry, J.D.(1)(2)(3)	49	Director
Jack S. Remington, M.D.	74	Director
Kevin C. Tang	37	Director
Kathleen A. Stafford	47	Principal Financial Officer
Steven B. Ketchum, Ph. D.	40	Senior Vice President of Operations & Regulatory Affairs

(1)	Member of the Nominating and Corporate Governance Committee

(2)	Member of the Compensation Committee

(3)	Member of the Audit Committee
      Ernest Mario, Ph.D. Dr. Mario has served as Chairman of the Board of IntraBiotics since April 2002. From April 2002 to January 2003, Dr. Mario also served as IntraBiotics’ Chief Executive Officer. From February 2003 to the present, Dr. Mario has served as Chairman and Chief Executive Officer of Reliant Pharmaceuticals. In January 2002, Dr. Mario founded Apothogen, Inc., or Apothogen, a pharmaceutical company where he served as Chairman and Chief Executive Officer until Apothogen was acquired by IntraBiotics in April 2002. Dr. Mario was the Chairman and Chief Executive Officer of ALZA Corporation, a pharmaceutical company, from 1993 until June 2001. Prior to joining ALZA, Dr. Mario served as Chief Executive of Glaxo Holdings plc, or Glaxo Holdings, a pharmaceutical company, from May 1989 to March 1993, and as Deputy Chairman from January 1992 to March 1993. Prior to that time, Dr. Mario served as Chairman and Chief Executive Officer of Glaxo, Inc., a subsidiary of Glaxo Holdings, from 1988 to 1989 and as President and Chief Operating Officer of Glaxo, Inc. from 1986 to 1988. Prior to joining Glaxo, Inc., Dr. Mario held various executive positions at Squibb Corporation and served as a director of that company. Dr. Mario is also a director of Pharmaceutical Product Development, Inc., Boston Scientific Corporation and Maxygen, Inc. Dr. Mario earned a B.S. degree in Pharmacy at Rutgers University and master’s and doctoral degrees in Physical Sciences at the University of Rhode Island and also holds honorary doctorates from the University of Rhode Island and Rutgers University.
      Henry J. Fuchs, M.D. Dr. Fuchs has served as a director of IntraBiotics since November 2001 and as Chief Executive Officer since January 2003. Dr. Fuchs joined IntraBiotics as Vice President, Clinical Affairs in October 1996 and was appointed President and Chief Operating Officer in November 2001. From 1987 to 1996, Dr. Fuchs held various positions at Genentech, Inc., a biotechnology company, where, among other things, he had responsibility for the clinical program that led to the approval for Genentech’s Pulmozyme®. Dr. Fuchs was also responsible for the Phase III development program that led to the approval of Herceptin® to treat metastatic breast cancer. Dr. Fuchs received an M.D. degree from George Washington University and a B.A. degree in biochemical sciences from Harvard University.
      Jerry T. Jackson. Mr. Jackson has served as a director of IntraBiotics since August 2002. Mr. Jackson is currently and has been retired since 1995. Mr. Jackson was employed by Merck & Co., Inc., a major pharmaceutical company, from 1965 until his retirement in 1995. During this time, he had extensive experience in sales, marketing and corporate management, including joint ventures. From 1993 until retirement, Mr. Jackson served as Executive Vice President of Merck with broad responsibilities for numerous operating groups, including being President of Merck’s Worldwide Human Health Division in 1993 and Senior Vice President responsible for Merck’s Specialty Chemicals Business from 1991 to 1992. Previously, he was President of Merck’s International Division. Mr. Jackson has served on the board of directors of several biotech pharmaceutical companies and currently serves as a director of Myogen, Inc. Mr. Jackson received a B.A. degree in Education from the University of New Mexico in 1964.
      Gary A. Lyons. Mr. Lyons has served as a director of IntraBiotics since December 1999. Mr. Lyons has served as President and Chief Executive Officer of Neurocrine Biosciences, Inc., a publicly traded biopharmaceutical company from 1993 to the present. From 1983 to 1993, Mr. Lyons was affiliated with Genentech, Inc. and served as Vice President of Business Development and Vice President of Sales. He is a member of the board of directors of Vical Inc. Mr. Lyons holds a B.S. degree in Marine Biology from the University of New Hampshire and an M.B.A. degree from Northwestern University’s J.L. Kellogg Graduate School of Management.
      Mark L. Perry, J.D. Mr. Perry has served as a director of IntraBiotics since September 2003. Mr. Perry is the Senior Business Advisor for Gilead Sciences, Inc. reporting to the CEO. Mr. Perry was an executive officer of Gilead Sciences, Inc. from 1994 to 2004, serving in a variety of capacities, including General Counsel, Chief Financial Officer and most recently Executive Vice President of Operations responsible for worldwide sales & marketing, legal, manufacturing and facilities. From 1981 to 1994, Mr. Perry was with the law firm Cooley Godward LLP in San Francisco and Palo Alto, serving as a partner of the firm from 1987 to 1994. Mr. Perry received his J.D. degree from the University of California, Davis in 1980 and is a member of the California bar. Mr. Perry is a member of the Board of Nuvelo, Inc and Aerovance Inc.
      Jack S. Remington, M.D. Dr. Remington has served as a director of IntraBiotics since October 1996. Dr. Remington currently serves and has served as Professor, Department of Medicine, Division of Infectious Diseases and Geographic Medicine, at the Stanford University School of Medicine and as Chairman of the Department of Immunology and Infectious Diseases at the Research Institute of the Palo Alto Medical Foundation for nearly four decades. In addition, Dr. Remington is a consultant for leading pharmaceutical companies with regard to antibiotic research and development and serves on numerous editorial boards of medical journals. He is a past President of the Infectious Disease Society of America. Dr. Remington is a nationally recognized authority in the field of infectious disease medicine, and received the 1996 Bristol Award of the Infectious Disease Society of America.
      Kevin C. Tang. Mr. Tang has served as a director of IntraBiotics since May 2003. Mr. Tang is the Managing Director of Tang Capital Management, LLC, a life sciences-focused investment company he founded in August 2002. Mr. Tang was a consultant from August 2001 to July 2002. From September 1993 to July 2001, Mr. Tang held various positions at Deutsche Banc Alex. Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s life sciences research group. Mr. Tang currently serves as a director of Trimeris, Inc. Mr. Tang received a B.S. degree from Duke University.
      Kathleen A. Stafford. Ms. Stafford was appointed Principal Financial Officer in November 2004. From February 2004 to October 2004 Ms. Stafford served as a financial consultant for IntraBiotics. Beginning in 1989, Ms. Stafford served in senior financial positions in the biotechnology industry, including serving as the chief financial officer for Onyx Pharmaceuticals, Inc., CV Therapeutics, Inc. and Axys Pharmaceuticals, Inc. (which was later acquired by Celera Genomics Group in November 2001) and serving as the treasurer for Amgen, Inc. Ms. Stafford has also served as a financial consultant for several biotechnology companies. From July 2004 to September 2004 and from May 2000 to August 2000, Ms. Stafford served as a financial consultant for Dynavax Technologies. From September 2000 to January 2004, Ms. Stafford earned a professional clear multiple subject teaching credential and served as a teacher for the Oakland Unified School District and Piedmont Unified School District. From September 1999 to April 2000, Ms. Stafford served as the chief financial officer for Axys Pharmaceuticals. Ms. Stafford holds a B.S. in combined science from Santa Clara University and an M.B.A. from Virginia Polytechnic Institute.
      Steven B. Ketchum Ph.D. Dr. Ketchum joined IntraBiotics and was appointed Vice President of Regulatory Affairs in June 2002 and was promoted to Senior Vice President of Operations and Regulatory Affairs in June 2004. From November 1994 through May 2002, Dr. Ketchum held a series of regulatory affairs positions at ALZA Corporation, most recently as Senior Director of Regulatory Affairs. During his tenure at ALZA, Dr. Ketchum was responsible for supporting the development, registration and commercialization of a range of ALZA’s urology (Ditropan XL®, Testoderm TTS®, and Elmiron®) and CNS products (Concerta®) in North America and Europe. He started his regulatory career in Geneva within the fertility products registration group at Ares-Serono, a biopharmaceutical company based in Switzerland. Dr. Ketchum received his Ph.D. degree in Pharmacology from University College London under a fellowship sponsored by the Swiss pharmaceuticals company Sandoz (now part of Novartis), and conducted postdoctoral research in molecular neurobiology in Geneva at the Glaxo Institute for Molecular Biology (now part of Ares-Serono). He received his B.S. degree in Biological Sciences from Stanford University.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires IntraBiotics’ directors and executive officers, and persons who own more than ten percent of common stock and other equity securities of IntraBiotics’ to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of IntraBiotics. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish IntraBiotics with copies of all Section 16(a) forms they file.
      SEC regulations require us to identify in this proxy statement anyone who filed a required report late during the most recent fiscal year. To IntraBiotics’ knowledge, based solely on a review of the copies of such reports furnished to IntraBiotics and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied on a timely basis.
Code of Business Conduct and Ethics
      IntraBiotics has adopted a Code of Business Conduct and Ethics that applies to all officers, directors, employees and other persons performing similar functions. A copy of this Code of Business Conduct and Ethics can be viewed at the IntraBiotics’ website located at www.intrabiotics.com. The code of ethics meets the requirements defined by Item 406 of Regulation S-K.

Board Committees and Meetings
      During the fiscal year ended December 31, 2004 the Board held ten (10) meetings including telephone conference meetings and acted by unanimous written consent once. During the fiscal year ended December 31, 2004, each member of the Board attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he or she served, held during the period for which he or she was a director or committee member, respectively.
      The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.
      Audit Committee. The Audit Committee of the Board of IntraBiotics oversees IntraBiotics’ accounting and financial reporting process and audits of the financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee monitors IntraBiotics’ systems of internal controls; evaluates the performance of and assesses the qualifications of the independent auditors; determines the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on IntraBiotics engagement team as required by law; reviews the financial statements to be included in IntraBiotics’ Annual Report on Form 10-K and quarterly reports on Form 10-Q; and discusses with management and the independent auditors the results of the annual audit and the results of IntraBiotics’ quarterly financial statements. Three directors comprise the Audit Committee: Mr. Perry, Mr. Lyons and Mr. Jackson. Mr. Perry is Chairperson of the Audit Committee. The Audit Committee met six (6) times during 2004. All members of IntraBiotics’ Audit Committee are independent under applicable SEC and NASDAQ rules. In addition, the Board has determined that at least one of the independent directors serving on the Audit Committee, Mr. Perry, is an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act.
      Compensation Committee. The Compensation Committee reviews and approves the overall compensation strategy and policies for IntraBiotics. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of IntraBiotics’ executive officers and other senior management; reviews and approves the compensation and other terms of employment of IntraBiotics’ Chief Executive Officer; and administers IntraBiotics’ stock option and purchase plans, pension and profit sharing plans, stock bonus plans, deferred compensation plans and other similar programs. Three directors comprise the Compensation Committee: Mr. Lyons, Mr. Perry, and Mr. Jackson. Mr. Lyons is Chairperson of the Compensation Committee. All members of IntraBiotics’ Compensation Committee are independent under applicable SEC and NASDAQ rules. The Compensation Committee met three (3) times during 2004 and acted by unanimous written consent two (2) times.
      Nominating and Corporate Governance Committee. The Board formed a Nominating and Corporate Governance Committee in March 2004 and it adopted a charter. A copy of the charter is available on the IntraBiotics website, www.intrabiotics.com. The Nominating and Corporate Governance Committee identifies individuals qualified to become members of the Board and recommends such persons to be nominated by the Board for election as directors at the annual meeting of stockholders. The Nominating and Corporate Governance Committee will consider and make recommendations to the Board regarding any stockholder recommendations for candidates to serve on the Board. However, it has not adopted a formal process for that consideration because it believes that the informal consideration process has been adequate given the historical absence of stockholder proposals. The Nominating and Corporate Governance Committee will review periodically whether a more formal policy should be adopted. Stockholders wishing to recommend candidates for consideration by the Nominating and Corporate Governance Committee may do so by writing to the Secretary of IntraBiotics at 2483 East Bayshore Road, Suite 100, Palo Alto, CA, 94303, providing the candidate’s name, biographical data and qualifications at least 120 days prior to the mailing of the notice of the next annual meeting to assure meaningful consideration by the Nominating and Corporate Governance Committee. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder.

Directors are not required to meet any specific or minimum qualifications. The Committee does, however, use certain evaluation criteria as a guide in its selection process, which are included in the charter. IntraBiotics has not paid any third party to identify or assist in identifying or evaluating potential nominees. The Committee is also responsible for reviewing with the Board, on an annual basis, the requisite skills and criteria for new Board members as well as the composition of the Board as a whole. The Committee is required to review the qualifications and backgrounds of all directors and nominees (without regard to whether a nominee has been recommended by stockholders), as well as the overall composition of the Board, and recommend a slate of directors to be nominated for election at the annual meeting of stockholders, or, in the case of a vacancy on the Board, recommend a director to be elected by the Board to fill such vacancy. Three directors comprise the Nominating and Corporate Governance Committee: Dr. Mario, Mr. Jackson and Mr. Perry. Dr. Mario is Chairperson of the Nominating and Corporate Governance Committee. All members of IntraBiotics’ Nominating and Corporate Governance Committee are independent under applicable SEC and NASDAQ rules. Members of the Nominating and Corporate Governance Committee are appointed by the Board. The Nominating and Corporate Governance Committee met once during 2004.

Item 11.	Executive Compensation
Directors Compensation
      In 2004 members of the Board received an annual cash retainer fee of $10,000 and were reimbursed for reasonable expenses in attending Board meetings. During the 2004 year, all Board members were eligible to participate in the 2000 Equity Incentive Plan (the “2000 Plan”). Pursuant to the option grant formula program under such plan, each newly-appointed or elected non-employee Board member receives an automatic option grant for 10,000 shares at the time he or she becomes a non-employee Board member, and such option will vest in a series of three equal successive annual installments upon his completion of each year of Board service over the three year period measured from the grant date. In addition, at the first regularly scheduled Board meeting each year, each individual serving as a non-employee Board member at that time receives an option grant to purchase 5,000 shares of common stock. In addition, each non-employee Board member serving at that time as a member of a Board committee also receives an option grant to purchase 2,500 shares of common stock for each Board committee of which he or she is a member. Each of these formula grants made pursuant to the 2000 Plan is to have an exercise price per share equal to the fair market value per share of IntraBiotics common stock on the date immediately preceding the grant date and a maximum term of 10 years, subject to earlier termination upon the optionee’s cessation of Board service. Each 5,000-share and 2,500-share option grant vests upon the optionee’s completion of one year of Board service measured from the grant date. Under the 2000 Plan additional option grants could also be awarded to one or more continuing non-employee Board members on a discretionary, non-formula basis.
      Option grants for the 2004 fiscal year were made to the non-employee Board members on February 2, 2004 in accordance with the existing formula grant program in effect for them pursuant to the 2000 Plan, as that program is summarized above. Accordingly, each of the following non-employee Board members received option grants for the indicated number of shares with an exercise price of $16.49 per share in connection with their Board or Board committee service: Dr. Mario (5,000 shares), Dr. Remington (5,000 shares), Mr. Perry (10,000 shares), Mr. Jackson (10,000 shares), Mr. Lyons (10,000 shares) and Mr. Tang (5,000 shares).
      On February 2, 2004, Mr. Jackson, Mr. Lyons and Dr. Remington each received an additional option grant to purchase 10,000 shares of common stock with an exercise price of $16.49 per share. Each option will vest upon each such director’s completion of one year of Board service measured from the grant date, subject to earlier termination upon cessation of Board service.
      Upon shareholder approval of the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) at the 2004 Annual Meeting, the 2000 Plan terminated, and, beginning in 2005, newly-appointed and continuing non-employee Board members will receive option grants pursuant to the automatic option grant program in effect for them under the new 2004 Plan, as described below. Following shareholder approval of the 2004 Plan at the 2004 Annual Meeting, additional option grants could also be awarded to one or more continuing non-employee Board members on a discretionary, non-formula basis.

      On June 11, 2004, Mr. Jackson, Dr. Mario and Mr. Perry each received an option grant under the 2004 Plan to purchase 2,500, 5,000 and 2,500 shares of common stock, respectively, with an exercise price of $13.93 per share. Each option will vest upon each such director’s completion of one year of Board service measured from the grant date, subject to earlier termination upon cessation of Board service. In addition, the Board granted to Messrs. Jackson, Lyons, Perry, and Tang and Doctors Remington and Mario under the 2004 Plan an option grant to purchase 15,000, 17,500, 20,000, 25,000, 15,000 and 35,000 shares of common stock, respectively, with an exercise price of $13.93 per share. The shares subject to each such option grant will vest monthly over three years from the grant date, provided that the optionee continues to serve as a member of the Board service. All of the options are immediately exercisable for all of the option shares, however, any shares purchased under the option will be subject to repurchase by IntraBiotics, at the lower of the exercise price paid per share or the fair market value per share, should the optionee cease Board service prior to the vesting in those shares.
      Beginning in January 2005 newly-appointed and continuing non-employee Board members will receive option grants pursuant to the automatic option grant program in effect for them under the new 2004 Plan. Accordingly, on the first trading date in January each year, beginning January 2005, each individual serving as a non-employee Board member at that time will automatically be granted an option under the 2004 Plan to purchase 10,000 shares of common stock. In addition, each non-employee Board member who is serving at that time as a member of the Audit Committee, Compensation Committee or the Nominating and Corporate Governance Committee will also receive an automatic option grant under the 2004 Plan to purchase 2,500 shares of common stock for each of those committees of which he or she is a member, except that the option grant for the Chair of the Audit Committee will be for 7,500 shares and the option grant for the Chair of the Compensation Committee and the Nominating and Corporate Governance Committees will each be for 5,000 shares. In addition, each newly-appointed or elected non-employee Board member will receive an automatic option grant for 25,000 shares at the time he or she becomes a non-employee Board member. Each automatic option grant under the 2004 Plan will have an exercise price per share equal to the fair market value per share of IntraBiotics common stock on the date immediately preceding the grant date and will have a maximum term of 10 years, subject to earlier termination upon the optionee’s cessation of Board service. Each annual option grant made to any continuing Board and Committee member will vest upon the optionee’s completion of one year of Board service measured from the grant date. Each initial 25,000 share option will vest in a series of thirty-six equal successive monthly installments upon the optionee’s completion of each month of Board service over the thirty-six month period measured from the grant date.
      Option grants were made to the non-employee Board members on January 3, 2005 in accordance with the existing formula grant program in effect for them pursuant to the 2005 Plan, as that program is summarized above. Accordingly, each of the following non-employee Board members received option grants for the indicated number of shares with an exercise price of $4.08 per share in connection with their Board or Board committee service: Dr. Mario (15,000 shares), Dr. Remington (10,000 shares), Mr. Perry (22,500 shares), Mr. Jackson (17,500 shares), Mr. Lyons (17,500 shares) and Mr. Tang (10,000 shares).
      In the event of a sale or disposition of substantially all of the securities or assets of IntraBiotics, a merger of IntraBiotics with or into another corporation or a consolidation or other change of control transaction involving IntraBiotics, all of the foregoing option grants made to the non-employee directors will fully vest and become immediately exercisable for vested shares as of the effective date of the change of control of IntraBiotics.
      On April 1, 2003 we entered into a consulting agreement with Michael Bigham in connection with the termination of his board service. The term of the agreement ran from September 9, 2003 to September 9, 2004. Pursuant to the agreement, Mr. Bigham was to be paid a consulting fee of $200 per hour for services rendered. During the term of the agreement we did not pay Mr. Bigham any hourly consulting fee. For the term of the agreement, stock options granted to Mr. Bigham continued to vest.
      On September 9, 2003 we entered into a consulting agreement with Kathleen LaPorte in connection with the termination of her board service. The term of the agreement ran from April 1, 2003 to April 1, 2004. Pursuant to the agreement, Ms. LaPorte was to be paid a consulting fee of $200 per hour for services rendered.

During the term of the agreement we did not pay Ms. LaPorte any hourly consulting fee. For the term of the agreement, stock options granted to Ms. LaPorte continued to vest.
Executive Compensation
      The following table shows for the fiscal years ended December 31, 2004, 2003 and 2002, compensation awarded or paid to, or earned by (i) our Chief Executive Officer, (ii) two other executive officer whose annual salary and bonus for fiscal year 2004 exceeded $100,000, and (iii) two other executive officers who would otherwise have been included in the table by reason of their salary and bonus for fiscal year 2004, but for the fact that they were not acting as executive officers at the end of the year (the “Named Executive Officers”). In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers that are available generally to all our salaried employees. In addition, it does not include certain perquisites and other personal benefits received by the Named Executive Officers, which do not exceed the lesser of $50,000 or 10% of total annual salary and bonus.
Summary Compensation Table

				Long Term
				Compensation

		Annual Compensation		Securities
				Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options	Compensation ($)

Henry J. Fuchs, M.D.(1)	2004	360,000	—	160,000	10,808
President and Chief Executive Officer	2003	313,750	40,000	200,000	—
	2002	308,333	85,000	41,667	—
Kathleen A. Stafford(2)	2004	150,000	—	22,000	—
Principal Financial Officer	2003	—	—	—	—
	2002	—	—	—	—
Steven B. Ketchum, Ph. D(3)	2004	256,515	—	70,000	—
Senior Vice President of	2003	235,083	20,000	125,000	—
Operations & Regulatory Affairs	2002	131,250	—	12,500	—
Detlef Albrecht, M.D.(4)	2004	130,272	50,000	210,000	222,381
Sr. Vice President, Pre-Clinical and	2003	—	—	—	—
Clinical Research and Development	2002	—	—	—	—
and Chief Medical Officer
David J. Tucker(5)	2004	147,000	—	40,500	136,432
Principal Financial Officer	2003	100,530	3,750	21,000	—
	2002	—	—	—	—

(1)	Dr. Fuchs was appointed Chief Executive Officer of IntraBiotics on January 27, 2003. All other compensation in 2004 is made up of payments made as a member of the Board of Directors ($10,000) and payments for life insurance made by the Company on behalf of Mr. Fuchs ($808).

(2)	Ms. Stafford, has served, and is currently serving, as a financial consultant for the Company since February 2004. Ms. Stafford was appointed Principal Financial Officer on November 12, 2004. Securities underlying options during 2004 includes an option grant to purchase 12,000 shares of common stock which was cancelled in part. At the time of the cancellation Ms. Stafford retained her right to exercise the option for 6,000 shares of common stock, in which she was already vested.

(3)	Mr. Ketchum was appointed an officer and Senior Vice President of Operations & Regulatory Affairs of IntraBiotics on May 7, 2004. Prior to his appointment Mr. Ketchum had served as the Company’s Vice President of Regulatory Affairs since June 2002.

(4)	Mr. Albrecht was appointed Sr. Vice President, Pre-Clinical and Clinical Research and Development and Chief Medical Officer on April 12, 2004 and was terminated, as part of a restructuring, on September 30, 2004. Bonus of $50,000 represents a bonus paid in order to induce Mr. Albrecht to join the Company. All other compensation during 2004 is made up severance payments ($206,250) and accrued vacation ($9,700), paid to Mr. Albrecht, and life insurance premiums ($694) and continued health care coverage costs ($5,737), paid by the Company on behalf of Mr. Albrecht.

(5)	Mr. Tucker was appointed Principal Financial Officer on January 5, 2004 and was terminated as part of a restructuring on November 15, 2004. Prior to his appointment Mr. Tucker had served as the Company’s Senior Director of Finance since April 2003. All other compensation during 2004 is made up severance payments ($126,000) and accrued vacation ($6,435), paid to Mr. Tucker, and life insurance premiums ($296) and continued health care coverage costs ($3,701), paid by the Company on behalf of Mr. Tucker.
Option Grants in Last Fiscal Year
      The following table shows for the fiscal year ended December 31, 2004, certain information regarding options granted to the Named Executive Officers.
      All options have a maximum term of 10 years measured from the grant date, subject to earlier termination upon the optionee’s cessation of service. The exercise price per share of each option is equal to the fair market value per share of the common stock on the date immediately preceding the grant date. Each option will become exercisable in 48 successive equal monthly installments upon completion of each month of service over the 48 month period measured from the grant date. The percent of total options granted to employees during the fiscal year ending December 31, 2004 is based on 762,416 shares of common stock that were granted to employees in the fiscal year ended December 31, 2004. The potential realizable value is calculated based on the term of the option on the date of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. However, no gain will actually be realized by the option holder unless the market price of the underlying option shares increases over the option term. The 5% and 10% assumed rates of appreciation are derived from the rules of the SEC and do not represent IntraBiotics’ estimate or projection of the future common stock price.

	Individual Grants				Potential Realizable
					Value at Assumed Annual
	Number of	Percent of			Rates of Stock Price
	Securities	Total Options			Appreciation for Option
	Underlying	Granted to			Term ($)
	Options	Employees in	Exercise	Expiration
Name	Granted	Fiscal Year	Price ($/Sh)	Date	5%	10%

Henry J. Fuchs, M.D.	60,000	7.9%	16.49	2/2/14	622,228	1,576,849
	100,000	13.1%	13.06	5/7/14	821,336	2,081,428
Kathleen A. Stafford(1)	12,000	1.6%	16.49	2/2/14	9,007	17,977
	10,000	1.3%	13.35	5/3/14	83,957	212,765
Steven B. Ketchum, Ph. D.	50,000	6.6%	16.10	1/1/14	506,260	1,282,963
	20,000	2.6%	13.06	5/7/14	164,267	416,286
Detlef Albrecht, M.D.(2)	210,000	27.6%	17.45	4/12/14	2,304,584	5,840,269
David J. Tucker(3)	10,500	1.4%	16.10	1/1/14	106,315	269,422
	30,000	3.9%	13.06	5/7/14	246,401	624,428

(1)	Ms. Stafford’s option grant to purchase 12,000 shares of common stock was cancelled in part. At the time of the cancellation Ms. Stafford retained her right to exercise the option for 6,000 shares of common stock, in which she was already vested.

(2)	In connection with Mr. Albrecht’s termination of employment on September 30, 2004 all of the option shares subject to his option terminated and ceased to be outstanding. Mr. Albrecht was not vested in any of the shares subject to option grants on the date of his termination.

(3)	In connection with Mr. Tucker’s termination of employment on November 15, 2004 all of the option shares subject to his option grants made during 2004 terminated and ceased to be outstanding.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values
      The following table sets forth as to the Named Executive Officers, information concerning options held as of December 31, 2004 and exercised during the fiscal year ended December 31, 2004. No stock appreciation rights were exercised during the 2004 fiscal year, and none of the Named Executive Officers held any stock appreciation rights at the end of that year.

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
	Shares		December 31, 2004		December 31, 2004(1) ($)
	Acquired on	Value
Name	Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Henry J. Fuchs, M.D.	—	—	127,075	241,258	134,989	143,010
Kathleen A. Stafford	—	—	11,833	4,167	—	—
Steven B. Ketchum, Ph. D.	—	—	71,664	123,336	75,623	89,377
Detlef Albrecht, M.D.	—	—	—	—	—	—
David J. Tucker	—	—	14,248	—	—	—

(1)	Based on the market price of $4.08 per share, determined on the basis of the closing selling price per share of common stock on the NASDAQ National Market on December 31, 2004 less the option exercise price per share.
Employment Contracts and Termination of Employment and Change-in-Control Arrangements
      In June 2001, the Board adopted a Senior Executive Severance Benefit Plan for the benefit of IntraBiotics’ executive officers which was amended and restated effective August 1, 2002. Under this plan, in the event of a constructive termination or an involuntary termination without cause of an executive officer, other than the Chief Executive Officer, such executive officer is entitled to receive a lump sum payment equal to 9 times his or her monthly rate of base salary, plus a payment equal to his or her monthly base salary multiplied by the number of years of completed service performed in excess of two, up to a maximum of 15. In addition, such executive officer is entitled to continue to receive health benefits for a period of 9 months plus one month of additional health benefits for each completed year of service performed in excess of two years of service, up to a maximum of 15 months. In the event of a constructive termination or an involuntary termination without cause of the Chief Executive Officer, such Chief Executive Officer is entitled to receive a lump sum payment equal to 12 times his or her monthly rate of base salary, plus a payment equal to his or her monthly base salary multiplied by the number of years of completed service performed in excess of two, up to a maximum of 20. In addition, the Chief Executive Officer is entitled to continue to receive health benefits for a period of 12 months plus one month of additional salary for each complete year of service performed in excess of two years of service, up to a maximum of 20 months. Pursuant to this program, Mr. Tucker and Mr. Albrecht received lump sum severance payments in the amount of $126,000 and $206,250, respectively, and they may receive continued health coverage at IntraBiotics’ expense for a 9 month period, following termination of their employment.
      Pursuant to IntraBiotics’ 1995 Stock Option Plan, the 2000 Equity Incentive Plan and the 2004 Stock Incentive Plan, in the event of a sale or disposition of substantially all of the securities or assets of IntraBiotics, a merger of IntraBiotics with or into another corporation or a consolidation or other change of control transaction involving IntraBiotics, the stock awards held by our executive officers will vest and become immediately exercisable as to half of the otherwise unvested shares underlying those awards, and any remaining unvested shares underlying those stock awards will vest in full should either of the following events occur within 13 months after the transaction: the executive officer’s employment is involuntarily terminated without cause or he or she voluntarily resigns for good reason.
      IntraBiotics and Ms. Stafford entered into a consulting agreement dated February 2, 2004 pursuant to which Ms. Stafford received a fee of $15,000 per month for her performance of up to twenty-five (25) hours of consulting services per week. On May 1, 2004 IntraBiotics and Ms. Stafford entered into a consulting agreement, which replaced the previous agreement, pursuant to which Ms. Stafford received a fee of $12,000 per month for her performance of up to twenty (20) hours of consulting services per week. On September 1, 2004 IntraBiotics and Ms. Stafford entered into a consulting agreement, which replaced the previous agreement, pursuant to which Ms. Stafford received a fee of $15,000 per month. On January 1, 2005 IntraBiotics and Ms. Stafford entered into a consulting agreement, which replaced the previous agreement, pursuant to which Ms. Stafford received a fee of $10,000 per month.
Compensation Committee Interlocks and Insider Participation.
      IntraBiotics’ Compensation Committee currently consists of Mr. Lyons, Mr. Perry and Mr. Jackson. No member of this committee has at any time been an officer or employee of IntraBiotics. None of our executive officers serves as a member of the Board or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth certain information regarding the ownership of IntraBiotics’ common stock as of February 28, 2005 by: (i) each director; (ii) each of the named executive officers; (iii) all executive officers and directors of IntraBiotics as a group; and (iv) all those known by IntraBiotics to be beneficial owners of more than five percent of its common stock. All capital stock numbers disclosed below are adjusted to reflect the 1-for-12 reverse stock split effected on April 10, 2003.

	Beneficial Ownership(1)

	Number of	Percent of
Name and Address of Beneficial Owner	Shares	Total

Entities affiliated with Baker Biotech Funds(2)	2,109,286	23.3%
655 Madison Avenue, 19th Floor
New York, NY 10021
Entities affiliated with Perry Corp(3)	1,710,530	18.9%
599 Lexington Ave., 36th Floor
New York, NY 10022
Entities affiliated with Tang Capital Partners(4)	1,666,831	18.4%
4401 Eastgate Mall
San Diego, CA 92121
Deutsche Bank AG(5)	912,916	10.1%
Taunusanlage 12, D-60325
Frankfurt am Main
Federal Republic of Germany
Ernest Mario, Ph.D.(6)	242,410	2.7%
Henry J. Fuchs, M.D.(7)	159,251	1.8%
Jerry T. Jackson(8)	28,749	*
Gary A. Lyons(9)	31,665	*
Mark L. Perry, J.D.(10)	17,500	*
Jack S. Remington, M.D.(11)	22,583	*
Kevin C. Tang(3)	1,666,831	18.4%
Steven B. Ketchum, Ph. D(12)	87,913	*
Kathleen A. Stafford(13)	15,166	*
Detlef Albrecht, M.D.	—	*
David J. Tucker	—	*
All executive officers and directors as a group (9 persons)(14)	2,266,068	25.0%

*	Less than one percent of the outstanding common shares.

(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, IntraBiotics believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the principal address of each of the stockholders named in this table is: c/o IntraBiotics Pharmaceuticals, Inc., 2483 East Bayshore Road, Suite 100, Palo Alto, CA 94303. Applicable percentages are based on 9,067,645 shares outstanding on February 28, 2005. Shares of common stock that (a) may be issued upon the conversion of Series A preferred stock, (b) may be issued upon the exercise of warrants and (c) are subject to options to purchase common stock which are currently exercisable or which will become exercisable within 60 days after February 28, 2005 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.

(2)	Includes 82,559 shares held by Baker Brothers Investments, L.P., 97,366 shares held by Baker Brothers Investments II, L.P., 68,932 shares held by Baker/ Tisch Investments, L.P., 888,313 shares held by Baker Biotech Fund I, L.P., 864,199 shares held by Baker Biotech Fund II, L.P. and 107,917 shares held by Baker Biotech Fund II (Z), L.P. Also includes 726,038 shares of common stock that may be issued upon the conversion of Series A preferred stock and 436,617 shares of commons stock that may be issued upon the exercise of warrants.

(3)	Pursuant to a Schedule 13G/ A filed on February 10, 2005 with the Securities and Exchange Commission, Perry Corp. and Richard Perry jointly reported that it had sole voting power and sole dispositive power over 1,710,530 shares of common stock. Richard Perry, the President and sole stockholder of Perry Corp., disclaimed beneficial ownership interest over of the shares of common stock held by any funds for which Perry Corp. acts as the general partner and/or investment adviser, except for that portion of such shares that relates to his economic interest in such shares.

(4)	Includes 351,842 shares held by Tang Capital Partners, L.P. Tang Capital Management, LLC is the general partner of Tang Capital Partners, L.P. and Kevin C. Tang is the Managing Director of Tang Capital Management, LLC. Includes 583 shares held by Kevin C. Tang as custodian for his minor child. Also includes 852,308 shares of common stock that may be issued upon the conversion of Series A preferred stock and 450,154 shares of common stock that may be issued upon the exercise of warrants. Also includes 11,944 shares of common stock issuable upon exercise of options owned by Mr. Tang that are exercisable or will become exercisable within 60 days of February 28, 2005. As a result of being a director of IntraBiotics Mr. Tang is deemed to beneficially own the shares owned by Tang Capital Partners, L.P.

(5)	Pursuant to a Schedule 13G filed on January 31, 2005 with the Securities and Exchange Commission, Deutsche Bank AG reported that it had sole voting power and sole dispositive power over 912,916 shares of common stock.

(6)	Includes 20,833 shares held by Mildred Mario, 20,573 shares held by the Ernest Mario 1997 Annuity Trust, 41,666 shares held by the Mildred Mario 1997 Annuity Trust, and 744 shares and 1,738 shares held by the Mario 2002 Children’s Trust and the Mario 2002 Grandchildren’s Trust, respectively, for both of which Dr. Mario is trustee. Also includes 86,421 shares issuable upon exercise of options that are exercisable or will become exercisable within 60 days of February 28, 2005.

(7)	Includes 157,076 shares issuable upon exercise of options that are exercisable or will become exercisable within 60 days of February 28, 2005.

(8)	Represents 28,749 shares issuable upon exercise of options that are exercisable or will become exercisable within 60 days of February 28, 2005.

(9)	Represents 31,665 shares issuable upon exercise of options that are exercisable or will become exercisable within 60 days of February 28, 2005.

(10)	Represents 17,500 shares issuable upon exercise of options that are exercisable or will become exercisable within 60 days of February 28, 2005. Mr. Perry is not affiliated with Perry Partners & Affiliates.

(11)	Includes 22,500 shares issuable upon exercise of options that are exercisable or will become exercisable within 60 days of February 28, 2005.

(12)	Represents 87,913 shares issuable upon exercise of options that are exercisable or will become exercisable within 60 days of February 28, 2005.

(13)	Includes 9,166 shares issuable upon exercise of options that are exercisable or will become exercisable within 60 days of February 28, 2005.

(14)	Includes 1,654,887 shares of common stock held by entities affiliated with certain directors and 452,934 shares of common stock issuable upon exercise of stock options held by directors and executive officers that are exercisable within 60 days of February 28, 2005.
Equity Compensation Plan Information
      The following table provides certain information with respect to all equity compensation plans in effect as of December 31, 2004.

			Number of
			Securities
			Remaining
			Available for
	Number of	Weighted-	Issuance under
	Securities to Be	Average Exercise	Equity
	Issued upon	Price of	Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding	Options,	Securities
	Options, Warrants	Warrants and	Reflected in
	and Rights (a)	Rights (b)	Column (a)) (c)

Equity compensation plans approved by security holders
Amended and Restated 1995 Stock Option Plan(1)	8,333	$2.40	—
2000 Employee Stock Purchase Plan(2)	—	—	—
2004 Stock Incentive Plan	1,047,968	$8.94	1,008,648	(3)
Equity compensation plans not approved by security holders
2002 Non-Officer Equity Incentive Plan	105,432	$4.70	53,764

Total	1,161,733	$8.51	1,062,412

(1)	No new stock awards may be granted under the Amended and Restated 1995 Stock Option Plan.

(2)	Generally, on each December 31, the 2000 Employee Stock Purchase Plan share reserve will increase automatically by the lesser of (i) 1% of the outstanding Common Stock, (ii) 41,666 shares, or (iii) a lesser amount determined by the Board. However, this plan was suspended in March 2003, and consequently there are currently no securities reserved for issuance under this plan.

(3)	The number of shares of common stock reserved for issuance under the 2004 Stock Incentive Plan will automatically increase on the first trading day in January each calendar year, beginning in calendar year 2005, by an amount equal to five percent of the sum of the following share numbers, calculated as of the last trading day in December of the immediately preceding calendar year: (i) the total number of shares of our common stock outstanding on that date and (ii) the number of shares of common stock into which the outstanding shares of our preferred stock are convertible on that date. In no event will any such annual increase exceed 2,000,000 shares. Accordingly, the number of shares available for issuance increased by 529,510 from the number shown in the table above, on January 3, 2005.

      The following is a brief summary of material features of the 2002 Non-Officer Equity Incentive Plan, which was adopted without stockholder approval:
2002 Non-Officer Equity Incentive Plan
      General. IntraBiotics’ 2002 Non-Officer Equity Incentive Plan (the “Non-Officer Equity Plan”) provides for stock awards, including grants of nonstatutory stock options, stock bonuses or rights to acquire restricted stock, to employees and consultants who are not executive officers of IntraBiotics. Executive officers not previously employed by IntraBiotics may also be granted stock awards. An aggregate of 208,333 shares of common stock have been authorized for issuance under the Non-Officer Equity Plan. As of December 31, 2004, options to purchase 105,432 shares to purchase common stock were outstanding and options to purchase 53,764 shares of common stock remained available for future grant. Options to purchase 49,137 shares of common stock have been exercised since inception of the plan. The exercise price per share of options granted under the Non-Officer Equity Plan may not be less than 85% of the fair market value of IntraBiotics’ common stock on the date of the grant. Options granted under the Non-Officer Equity Plan have a maximum term of ten years and typically vest over a four-year period. Options may be exercised prior to vesting, subject to repurchase rights in favor of IntraBiotics that expire over the vesting period. Shares issued under a stock bonus award may be issued in exchange for past services performed for IntraBiotics and may be subject to vesting and a share repurchase option in favor of IntraBiotics. Shares issued pursuant to restricted stock awards may not be purchased for less than 85% of the fair market value of IntraBiotics’ common stock on the date of grant. Shares issued pursuant to restricted stock awards may be subject to vesting and a repurchase option in IntraBiotics’ favor.
      Adjustment Provisions. Transactions not involving receipt of consideration by IntraBiotics, such as a merger, consolidation, reorganization, stock dividend, or stock split, may change the type(s), class(es) and number of shares of common stock subject to the Non-Officer Equity Plan and outstanding awards. In that event, the Non-Officer Equity Plan will be appropriately adjusted as to the type(s), class(es) and the maximum number of shares of common stock subject to the Non-Officer Equity Plan, and outstanding awards will be adjusted as to the type(s), class(es), number of shares and price per share of common stock subject to such awards.
      Effect of Certain Corporate Transactions. In the event of (i) the sale, lease or other disposition of all or substantially all of the assets of IntraBiotics, (ii) a merger, consolidation or similar transactions in which IntraBiotics’ pre-corporate transaction stockholders do not hold securities representing a majority of voting power in the surviving corporation, or (iii) an acquisition, other than by virtue of a merger, consolidation or similar transaction, by any person, entity or group of securities of IntraBiotics representing at least fifty percent (50%) of the combined voting power of IntraBiotics’ then outstanding securities (each, a “corporate transaction”), the surviving or acquiring corporation may continue or assume awards outstanding under the Non-Officer Equity Plan or may substitute similar awards.
      If any surviving or acquiring corporation does not assume such awards or substitute similar awards, then with respect to awards held by participants whose service with IntraBiotics has not terminated as of the effective date of the transaction, the vesting of such awards will be accelerated in full, any reacquisition or repurchase rights held by IntraBiotics shall lapse, and the awards will terminate if not exercised (if applicable) at or prior to such effective date. With respect to any other awards, the vesting of such awards will not accelerate and the awards will terminate if not exercised (if applicable) at or prior to such effective date.
      However, the following special vesting acceleration provisions will be in effect for all corporate transactions in which the outstanding options under the plan are to be assumed or replaced: (i) the awards held by employees will vest and become immediately exercisable as to half of the otherwise unvested shares underlying those awards, (ii) the awards held by executives (vice president or higher) will vest with respect to the remaining unvested shares underlying those awards should either of the following events occur within 13 months after the transaction: the executive’s employment is involuntarily terminated without cause (as defined in the Non-Officer Equity Plan) or the executive voluntarily resigns for good reason (as defined in the

Non-Officer Equity Plan) and (iii) the awards held by non-employee Board members will vest and become immediately exercisable as to all shares underlying the award.

Item 13.	Certain Relationships and Related Party Transactions
      We have entered into indemnification agreements with our officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of IntraBiotics, and otherwise to the fullest extent permitted under Delaware law and IntraBiotics’ bylaws.

Item 14.	Principal Accountant Fees and Services
Auditor’s Fees
      During the fiscal year ended December 31, 2004, the Audit Committee reviewed and approved all audit and non-audit service engagements, after giving consideration as to whether the provision of such services was compatible with maintaining Ernst & Young LLP’s and Stonefield Josephson Inc.’s independence.
      The following table shows the fees billed and billable for the audit and other services provided by Ernst & Young LLP and Stonefield Josephson, Inc. for fiscal years 2004 and 2003.

	Fiscal Year Ended

	2004	2003

Ernst & Young LLP:
Audit fees(a)	$157,500	$298,200
Audit-related fees(b)	2,100	1,140
Tax fees(c)	30,413	23,820
All other fees(d)	—	—
Stonefield Josephson, Inc.:
Audit fees(a)	85,000	—
Audit-related fees(b)	10,000	—
Tax fees(c)	19,000	—
All other fees(d)	—	—

	$304,013	$323,160

(a)	Audit Fees. Includes fees for the audit of our annual financial statements included on Form 10-K, review of interim financial statements included on Forms 10-Q, review of documents filed with the SEC and the issuance of consents and comfort letters.

(b)	Audit-Related Fees. Includes fees for accounting consultations, due diligence assistance related to mergers and acquisitions and an annual subscription to online accounting updates.

(c)	Tax Fees. Includes fees for tax compliance, tax advice and tax planning.

(d)	All Other Fees. Includes all other fees for products and services other than the services included in (a)-(c) above.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors
      The Audit Committee’s policies and procedures identify particular services and related pre-approved limits for each service that it has concluded the independent auditors may provide. These policies and procedures will be updated each year in connection with the Audit Committee’s determination to retain the independent auditors. To the extent that a proposed service is not identified in these policies, the Audit Committee must either approve the service in advance of it being provided to IntraBiotics or the Chairman of the Audit Committee may approve the service at an indicated monetary limit for the service or delegate such approval authority to another member of the Audit Committee. If the Chairman of the Audit Committee or the delegated member of the Audit Committee approves any service in accordance with this authorization, the Chairman or such member of the Audit Committee, as applicable, must report the approval of the service to the Audit Committee at its next regularly scheduled meeting. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for he services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
      3.     Exhibit Index
      See Exhibit Index on page 60 of this Annual Report on Form 10-K.
      (b) Exhibits
      See Exhibit Index on page 60 of this Annual Report on Form 10-K.
      (c) Financial Statement Schedules
      See (a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March 2005.

Intrabiotics Pharmaceuticals, Inc.

By	/s/ Henry J. Fuchs, M.D.

Henry J. Fuchs, M.D.
President and Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Henry J. Fuchs, M.D. his attorney in fact, with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry J. Fuchs Henry J. Fuchs, M.D.	President and Chief Executive Officer	March 10, 2005

/s/ Kathleen A. Stafford Kathleen A. Stafford	Principal Financial Officer	March 10, 2005

/s/ Ernest Mario Ernest Mario, Ph.D.	Chairman of the Board	March 10, 2005

/s/ Kevin C. Tang Kevin C. Tang	Director	March 10, 2005

/s/ Mark L. Perry Mark L. Perry	Director	March 10, 2005

/s/ Gary A. Lyons Gary A. Lyons	Director	March 10, 2005

/s/ Jerry Jackson Jerry Jackson	Director	March 10, 2005

/s/ Jack S. Remington Jack S. Remington	Director	March 10, 2005

EXHIBIT INDEX

3.1		Certificate of Amendment of Amended and Restated Certificate of Incorporation; and Amended and Restated Certificate of Incorporation.(12)
3.2		Amended and Restated Bylaws(16)
3.3		Certificate of Amendment to Amended and Restated Certificate of Incorporation.(15)
3.4		Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.(15)
4.1		Amended and Restated Investor Rights Agreement dated October 15, 1999.(1)
4.2		Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(3)
4.3		Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(8)
4.4		Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(10)
4.5		Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(10)
4.6		Form of Common Stock and Warrant Purchase Agreement, dated October 6, 2003.(11)
4.7		Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003.(11)
10.1		Form of Indemnity Agreement.(1)
10.2		Amended and Restated 1995 Stock Option Plan, as amended on November 16, 2002.(7)(9)
10	.2.2	Amended and Restated Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement.(1)(7)
10.3		2000 Equity Incentive Plan, as amended on February 11, 2003.(7)(9)
10.9		2000 Employee Stock Purchase Plan and related documents.(1)(7)
10.15		Senior Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(5)(7)
10.16		Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(5)(7)
10.17		Summary of Officer Incentive Bonus Plan.(2)(7)
10	.18††	Release Agreement by and between the Company and Diversa Corporation dated July 27, 2001, including Warrant to Purchase Common Stock of the Company and Registration Rights Agreement.(4)
10.22		2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003.(9)
10.24		Lease Termination Agreement by and between the Company and EOP-Shoreline Technology Park, L.L.C., dated November 22, 2002, including Common Stock Purchase Agreement.(6)
10.27		Amendment and Assignment of Lease, Release and Assumption Agreement by and among the Company, PolyFuel, Inc. and 1245 Terra Bella Partners, LLC, dated December 20, 2002, including Warrant to Purchase Common Stock of the Company dated December 31, 2002.(9)
10.29		Lease Agreement by and between the Company and Embarcadero Corporate Center, dated February 10, 2003.(9)
10.30		Common Stock and Warrant Purchase Agreement, dated October 6, 2003 (the ‘Purchase Agreement”) by and among the Company and each Investor as defined therein.(11)
10.31		Form of warrant issued by the Company in favor of each Investor, as defined in the Purchase Agreement.(11)
10.32		2004 Stock Incentive Plan.(13)
10.33		First Amendment to Office Lease, dated March 11, 2004, between the Company and Embarcadero Corporate Center.(13)

10.34	Consulting agreement between the Company and Kathleen A. Stafford the Company’s Principal Financial Officer.*
16.1	Letter regarding Change in Certifying Accountants.(14)
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.*
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certifications of Chief Executive Officer and Principal Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

*	Filed hereto

††	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(2)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on August 14, 2001.

(3)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(4)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-89840) filed with the Securities and Exchange Commission on June 5, 2002.

(5)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 14, 2002.

(6)	Incorporated by reference to exhibit to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on November 27, 2002.

(7)	Management contract or compensatory plan, contract or arrangement.

(8)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29993) filed with the Securities and Exchange Commission on March 3, 2003.

(9)	Incorporated by reference to exhibit to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(10)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 14, 2003.

(11)	Incorporated by reference to exhibit to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on October 9, 2003.

(12)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 12, 2003.

(13)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-114451) initially filed with the Securities and Exchange Commission on April 14, 2004 as subsequently amended.

(14)	Incorporated by reference to our Form 8-K/ A (File No. 000-29993) filed with the Securities and Exchange Commission on November 18, 2004.