Form 10-Q
period 2005-03-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2005-05-12
CIK 1103390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

There were 9,067,645 shares of the Registrant’s common stock, par value $0.001, outstanding as of March 31, 2005.

INTRABIOTICS PHARMACEUTICALS, INC.

FORM 10-Q

QUARTER ENDED March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTRABIOTICS PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$17,283	$1,755
Short-term investments	32,311	48,988
Prepaid expenses and other current assets	356	396

Total current assets	49,950	51,139
Property and equipment, net	41	46

Total assets	$49,991	$51,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127	$154
Accrued clinical liabilities	97	161
Accrued employee liabilities	90	89
Other accrued liabilities	243	273

Total current liabilities	557	677
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; 300 and 325 shares outstanding and $3,000 and $3,250 aggregate liquidation preference at March 31, 2005 and December 31, 2004, respectively	1,634	1,771
Common stock, $0.001 par value: 70,000,000 shares authorized at March 31, 2005 and December 31, 2004 ; 9,067,645 and 8,880,344 shares outstanding at March 31, 2005 and December 31, 2004, respectively	9	9
Additional paid-in capital	281,304	281,068
Deferred stock compensation	(100)	(114)
Accumulated other comprehensive loss	(120)	(67)
Accumulated deficit	(233,293)	(232,159)

Total stockholders’ equity	49,434	50,508

Total liabilities and stockholders’ equity	$49,991	$51,185

See accompanying notes

INTRABIOTICS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating expenses:
Research and development	$189	$4,459
General and administrative	1,194	1,851

Total operating expenses	1,383	6,310

Operating loss	(1,383)	(6,310)

Interest income	309	73

Net loss	(1,074)	(6,237)

Non-cash dividends on Series A preferred stock	(60)	(65)

Net loss applicable to common stockholders	$(1,134)	$(6,302)

Basic and diluted net loss per share applicable to common stockholders	$(0.13)	$(1.19)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	8,991	5,316

See accompanying notes

INTRABIOTICS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities
Net loss	$(1,074)	$(6,237)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation for variable option awards	(45)	275
Amortization of deferred stock compensation	14	16
Stock compensation for consultant services	56	313
Depreciation and amortization	5	7
Change in assets and liabilities:
Prepaid expenses and other current assets	40	127
Other assets	—	(7)
Accounts payable	(27)	(125)
Accrued clinical liabilities	(64)	1,389
Accrued employee liabilities	1	49
Accrued restructuring charges	(3)	—
Other accrued liabilities	(22)	(32)

Net cash used in operating activities	(1,119)	(4,225)

Investing activities
Capital expenditures	—	(3)
Purchase of short term investments	(14,168)	(10,229)
Proceeds from sale or maturity of short-term investments	30,792	3,925

Net cash provided by (used in) investing activities	16,624	(6,307)

Financing activity
Proceeds from issuance of common stock upon exercise of options	23	156

Net increase (decrease) in cash and cash equivalents	15,528	(10,376)
Cash and cash equivalents at beginning of the period	1,755	14,286

Cash and cash equivalents at end of the period	$17,283	$3,910

Supplemental disclosure of non-cash information:
Issuance of common stock dividend on Series A preferred stock	$(60)	$(65)

Issuance of common stock upon conversion of Series A preferred stock	$(137)	$—

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

     Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by accounting principles generally accepted in the United States) have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting entirely of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 31, 2005, and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are contained in the Company’s Annual Report on Form 10-K, and filed with the Securities and Exchange Commission on March 10, 2005. The condensed balance sheet as of December 31, 2004 is derived from such audited financial statements.

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

Note 2. Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has elected to follow Accounting Principles Board opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of an employee or director stock option is set equal or in excess of the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. In February 2003, certain stock options issued to employees for which the exercise prices had originally been set at less than the fair market value of the underlying stock on the grant date were cancelled and re-granted in a one-for-one exchange. The Company had recorded deferred compensation for the difference between the original exercise price and the fair market value of the underlying stock on the grant date as a component of stockholders’ equity, and the total was being amortized on a straight-line basis over the vesting period of the original awards, ranging from four to six years. The related re-granted options all vest over a four-year period, and the remaining unamortized deferred compensation as of the re-grant date is now being amortized over the new four-year vesting schedule, commencing at the date of re-grant.

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

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except
	per share amounts)
Net loss applicable to common stockholders, as reported	$(1,134)	$(6,302)
Add: Stock-based employee compensation expense (recovery) included in reported net loss applicable to common stockholders	(31)	291
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(834)	(614)

Net loss applicable to common stockholders, pro forma	$(1,999)	$(6,625)

Net loss per share applicable to common stockholders:
Basic and diluted — as reported	$(0.13)	$(1.19)

Basic and diluted — pro forma	$(0.22)	$(1.25)

     The fair value of stock options granted to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2005	2004
Risk-free interest rate	3.79%	3.09%
Volatility	0.89	1.00
Dividend yield	0.00%	0.00%
Expected life of option	6.1 years	5.0 years

Note 3. Comprehensive Loss

     The components of comprehensive loss in each period presented are as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Net loss	$(1,074)	$(6,237)
Unrealized loss on available-for-sale securities	(53)	(2)

Comprehensive loss	$(1,127)	$(6,239)

Note 4. Net Loss Per Share

     Basic and diluted net loss per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” and is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). As the Company’s potentially dilutive securities were anti-dilutive for all periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net loss per share applicable to common stockholders was 4,133,843 and 3,342,316 for the three months ended March 31, 2005 and 2004, respectively.

Note 5. Stockholders’ Equity

     In February 2005, a holder of 25 shares of Preferred Stock converted the shares into 131,529 shares of common stock. At the same time, the same investor exercised warrants to purchase 65,764 shares of common stock, using the net exercise method, resulting in the issuance of 30,704 shares of common stock. There were no cash proceeds to the Company resulting from these transactions.

     In January 2005 the Company issued 16,620 shares of common stock in connection with dividends payable to holders of preferred stock on December 31, 2004. In addition, during the three months ended March 31, 2005 the Company issued 8,448 shares of common stock in connection with the exercise of stock options for cash proceeds of $23,000.

Note 6. Commitments

     At March 31, 2005, the Company has a total of $38,000 in commitments under various operating leases. None of these commitments extends further than one year.

     In addition to the lease commitments discussed above we have various severance plans that cover all of our employees. In accordance with these plans we may be obligated to make various severance payments and pay for certain health costs if our existing employees should be terminated. These commitments totaled $0.7 million as of April 30, 2005. See Note 7 – Subsequent Events for additional information regarding payments under severance plans.

Note 7. Subsequent Events

     In June 2004, the Company discontinued its clinical trial of iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. Subsequently, the Company terminated its iseganan development program, reduced employee headcount by 60% to six employees, and has been evaluating its strategic options, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company.

     The Company’s management and outside consultants, including Lazard, have considered a variety of strategic alternatives, none of which was determined by management and the Board of Directors to be in best interests of the Company and its shareholders. As a result, on May 5, 2005, the Board of Directors decided to suspend this active evaluation process, reduce operating expenses to a minimum appropriate level and transition the operations and compliance activities of the Company to outside consultants working on a part-time basis. Management will assist with this transition and will remain until its completion, expected to be in June 2005. We expect one-time expenses relating to employee severance and the reduction of operations to be $0.8 million in the second quarter of 2005. The Company plans to conduct its affairs in the most financially efficient manner practical for a public company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in our quarterly report on this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2004. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Factors That Could Affect Future Results”. All forward-looking statements included in this document are based on information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Form 10-Q.

Overview

     Since inception in 1994, we have devoted substantially all of our efforts to research and development of anti-microbial drugs, and have generated no product revenues. From the fourth quarter of 2002 until June 2004, we focused our efforts on developing iseganan for the prevention of ventilator-associated pneumonia (“VAP”). In June 2004, the Company discontinued its clinical trial of iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. Subsequently, the Company terminated its iseganan development program, reduced employee headcount by 60% to six employees, and has been evaluating its strategic options, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company.

     The Company’s management and outside consultants, including Lazard, have considered a variety of strategic alternatives, none of which was determined by management and the Board of Directors to be in best interests of the Company and its shareholders. As a result, on May 5, 2005, the Board of Directors decided to suspend this active evaluation process, reduce operating expenses to a minimum appropriate level and transition the operations and compliance activities of the Company to outside consultants working on a part-time basis. Management will assist with this transition and will remain until its completion, expected to be in June 2005. We expect one-time expenses relating to employee severance and the reduction of operations to be $0.8 million in the second quarter of 2005. The Company plans to conduct its affairs in the most financially efficient manner practical for a public company.

     On March 31, 2005, the Company had a total of $49.6 million in cash, cash equivalents, and short-term investments, and recorded liabilities of $0.6 million. Based on current projections, the Company expects net cash, cash equivalents and short-term investments at December 31, 2005 to be in the range of $47.5 to $48.5 million. This estimate does not include any costs that may be associated with completing any strategic alternative, liquidation of the Company or the disposition of securities litigation referred to in Part II, Item 1 (a) of this Form 10-Q (“Securities Litigation”). There can be no assurance that such a range will be achieved, as actual expenditures and interest income may differ significantly from projected levels.

     In February 2003, the Board of Directors approved a cancellation and re-grant of 308,835 unexercised stock options held by existing employees and directors of the Company in a one-for-one exchange and 12,500 options that were re-granted in connection with the cancellation of 54,166 unexercised stock options held by a director of the Company. The re-granted options have an exercise price equal to the closing price of the Company’s common stock on the NASDAQ National Market on February 5, 2003, or $2.76 per share. The options generally vest over a four-year period and will expire in February 2008 if not previously exercised. Variable accounting is being applied to the re-granted options throughout their term. The related compensation expense depends on both the cumulative vesting of outstanding options and the price of the Company’s common stock at each quarter end, and therefore may have a significant impact on the Company’s future results of operations. In connection with variable accounting for re-

granted stock options we recorded a non-cash stock compensation recovery of $45,000 during the three months ended March 31, 2005, as compared to a non-cash stock compensation expense of $275,000 during the three months ended March 31, 2004. In addition, in connection with the grant of certain stock options to employees and officers on, or prior to, the Company’s initial public offering on March 20, 2000 we recorded stock compensation expense related to the amortization of deferred stock compensation of $14,000 and $16,000 during the three months ended March 31, 2005 and 2004, respectively. In addition, we have granted stock options to consultants, which resulted in stock compensation expense of $56,000 and $313,000 during the three months ended March 31, 2005 and 2004, respectively.

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

     Clinical Trial Accruals

     The Company’s accrued costs for clinical trial activities are based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs), investigators, drug processors, laboratories, consultants, or other clinical trial service providers that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the service provider, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services to be performed. Each CRO provides an estimate of costs incurred but not invoiced at the end of each period for each individual trial. The estimates are reviewed and discussed with the CRO as necessary, and included in research and development expenses for the related period. For investigator study grants, which are paid quarterly on a per-patient basis to the institutions performing the clinical study, the Company accrues an estimated amount based on patient enrollment in each quarter. All estimates may differ significantly from the actual amount subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented. As of March 31, 2005 amounts accrued related to clinical trials are approximately $97,000. This amount is lower than in prior periods due to the cessation of clinical trial activity.

Results of Operations

Three Months Ended March 31, 2005 and 2004

     Research and Development

     Research and development expenses primarily include clinical trial expenses, research and development payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation charges. Research and development expenses decreased to $189,000 during the three months ended March 31, 2005 from $4.5 million during the three months ended March 31, 2004. The decrease is primarily due to the termination of our iseganan development project in June 2004. We expect research and development costs to decrease substantially in the future as a result of our decision to reduce operating expenses to a minimum appropriate level and transition the operations and compliance activities of the Company to outside consultants working on a part-time basis.

     General and Administrative

     General and administrative costs primarily include administrative payroll expense, outside contractors, legal and accounting fees, insurance, non-cash stock compensation charges, facilities and other general administrative expenses and expenses associated with the evaluation of our strategic options. General and administrative expenses decreased to $1.2 million in the three months ended March 31, 2005 from $1.9 million in the three months ended March 31, 2004. The decrease is primarily due to lower stock compensation charges of $21,000 during the three months ended March 31, 2005 as compared to $546,000 during the three months ended March 31, 2004. In addition to this, personnel and related costs decreased by $199,000 during the three months ended March 31, 2005 as compared with the same period of 2004 as a result of headcount reductions and lower recruiting costs. These decreases were partially offset by an increase in legal expenses of $189,000, primarily as a result of the Securities Litigation.

     We expect general and administrative costs to decrease substantially in the future as a result of our decision to reduce operating expenses to a minimum appropriate level and transition the operations and compliance activities of the Company to outside consultants working on a part-time basis.

     Interest Income

     Interest income was $309,000 and $73,000 during the three months ended March 31, 2005 and 2004, respectively. Interest income increased primarily because of substantially higher average interest earning investment balances and higher average interest rates during the 2005 period.

     Net Loss and Net Loss Applicable to Common Stockholders

     Net loss applicable to common stockholders was $1.1 million and $6.3 million for the three months ended March 31, 2005 and 2004, respectively, and included the impact of non-cash Series A preferred stock dividends of $60,000 and $65,000 during the three months ended March 31, 2005 and 2004, respectively. Preferred stock dividends represents the 8% annual dividends payable quarterly in common stock to the holders of our Series A preferred stock and is lower during the three months ended March 31, 2005 as compared to the same period in 2004 as a result of the conversion of preferred stock into common stock in February 2005.

Liquidity and Capital Resources

     At March 31, 2005, we had cash and cash equivalents of $17.3 million as compared to $1.8 million as of December 31, 2004. Short-term investments were $32.3 million at March 31, 2005 as compared to $49.0 million at December 31, 2004. We had no debt outstanding as of March 31, 2005. We invest excess funds in short-term money market funds and securities pursuant to our investment policy guidelines.

     Net cash used in operating activities for the three months ended March 31, 2005 and 2004 was $1.1 million and $4.2 million, respectively. The cash used consisted primarily of the net loss for each period, adjustments for non-cash stock compensation expense and changes in prepaid expenses and accrued clinical liabilities.

     Net cash provided by investing activities was $16.6 million during the three months ended March 31, 2005 as compared to cash used in investing activities of $6.3 million during the three months ended March 31, 2004. The cash provided by or used in both periods represents purchases of short-term investments offset by proceeds from the sale or maturity of short-term investments.

     Net cash provided by financing activities during the three months ended March 31, 2005 and 2004 was $23,000 and $156,000, respectively. The cash provided in both periods related to the exercise of stock options.

Contractual Obligations

     The impact that our contractual obligations as of March 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
		Less than 1	Between 1-3	Between 3-5	More than 5
	Total	Year	Years	Years	Years
	(In thousands)
Operating leases	$38	$38	$—	$—	$—

Total contractual commitments	$38	$38	$—	$—	$—

     In addition to the contractual commitments listed above we have various severance plans that cover all of our employees. Based on our current plans to reduce operating expenses to a minimum appropriate level and transition the operations and compliance activities of the Company to outside consultants working on a part-time basis we expect to pay approximately $0.7 million in severance payments to our existing employees. We expect additional costs related to the reduction in operating costs of approximately $0.1 million.

     The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock. Based on the number of shares of preferred stock outstanding as of March 31, 2005 this equates to $240,000 per year. The dividends are payable quarterly in shares of common stock, and the number of shares payable are determined based on the average closing sale price of the common stock on the NASDAQ National Market or other market on which our common stock is traded for each of the five trading days immediately preceding the applicable dividend payment date. We do not currently anticipate paying any cash dividends in the foreseeable future.

     There were no purchase obligations as of March 31, 2005 that included material penalties for cancellation and were enforceable and legally binding.

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

Future Capital Requirements

     We expect to continue to incur operating losses and will not receive any product revenues in the foreseeable future. Our efforts are focused on reducing operating expenses to a minimum appropriate level, conducting our affairs in the most financially efficient manner practical for a public company and litigating the Securities Litigation aggressively. Based on current projections, the Company expects cash, cash equivalents and short-term investments at December 31, 2005 to be in the range of $47.5 to $48.5 million. This estimate does not include any costs that may be associated with completing any strategic alternative, liquidation of the Company or the disposition of the Securities Litigation . We currently anticipate our cash, cash equivalents and short-term investments to be sufficient to fund the foregoing efforts for at least the next 12 months. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.

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

     We are currently a party to litigation that is described in detail below in Part II, Item 1 (a) of this Form 10-Q. The cost of defense and ultimate disposition of the Securities Litigation could be material. We will continue to incur expenses in defending the Securities Litigation and, although we believe this litigation is without merit, we may incur monetary losses in connection with the final disposition of this litigation that may be material. In addition, the litigation has been, and may continue to be, time consuming and costly and could divert the attention of our remaining management personnel.

     Directors, executive officers, principal stockholders and affiliated entities beneficially own or control at least 47% of our capital stock and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.

     As of March 31, 2005, our directors, executive officers, principal stockholders and affiliated entities beneficially own or control securities representing, in the aggregate, at least 47% of our outstanding common stock. These stockholders, if they determine to vote in the same manner, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.

     The holders of our Series A preferred stock have voting and other rights that they could exercise against your best interests.

     The holders of our Series A preferred stock have rights to designate two members of our Board and to vote as a separate class on certain significant corporate transactions. The holders of Series A preferred stock are entitled to receive cumulative annual dividends of 8% of the original purchase price of $10,000 per share, payable in common stock. In addition, upon our liquidation or dissolution (including a merger or acquisition), the holders of our Series A preferred stock are entitled to receive a liquidation preference in an amount equal to the greater of (i) $10,000 per share of Series A preferred stock, or approximately $3.0 million based on the 300 shares of Series A preferred stock currently outstanding, plus any declared but unpaid dividends or (ii) the amount that would have been paid had each such share of Series A preferred stock been converted to common stock. The holders of Series A preferred stock also have a right of first refusal to purchase their pro rata portion of any equity securities we propose to offer to any person. Such right of first refusal is subject to certain customary exclusions, including for shares issued pursuant to any options or other stock awards granted to employees, directors or consultants of IntraBiotics, equipment leasing arrangements, debt financings, strategic financings and public offerings that have been approved by the Board. The holders of Series A preferred stock may exercise these rights to the detriment of our common stockholders.

     The holders of our Series A preferred stock also have the right at any time to request that we register for resale the shares of our common stock that they acquire upon conversion of their Series A preferred stock or upon exercise of their warrants to purchase our common stock, subject to certain limitations. A registration statement has been filed with the Securities and Exchange Commission and is currently effective for the resale of the shares of common stock issuable upon conversion of our Series A preferred stock and upon the exercise of those warrants. In addition, the holders of our Series A preferred stock may convert their Series A preferred stock into common stock and sell those shares of the common stock, acquired upon such conversion, in the public market in reliance upon Rule 144, subject in some cases to volume and other limitations. Future sales in the public market of such common stock, or the perception that such sales might occur, could adversely affect the market price of our common stock.

     Anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire us.

     Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions:

     · provide for a classified board of directors of which approximately one-third of the directors will be elected each year;

     · allow the authorized number of directors to be changed only by resolution of the Board;

     · require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

     · establish advance notice requirements for nominations to the Board or for proposals that can be acted on at stockholder meetings;

     · authorize our Board to issue blank check preferred stock to increase the amount of outstanding shares; and

     · limit who may call stockholder meetings.

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

     During the fifteen months ended March 31, 2005, our closing stock prices ranged from a low of $3.35 to a high of $19.25, and in 2003 ranged from a low of $1.54 to a high of $17.50. Announcements regarding strategic alternatives, including a merger or sale of the company, or the Securities Litigation, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock.

     We expect to continue to incur operating losses.

     Our accumulated deficit as of March 31, 2005 was $233.3 million, and we expect operating losses to continue at least through the end of 2005. During this period we intend to reduce operating expenses to a minimum appropriate level while conducting our affairs in the most financially efficient manner practical for a public company and litigating the Securities Litigation aggressively. We expect operating losses to continue into future years, but we cannot predict the magnitude and duration of such losses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of March 31, 2005, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk, in accordance with our investment policy guidelines, we place investments with high credit quality issuers (rated A1/P1 for short-term investments and Aa3/AA- for long-term investments) and limit the amount of credit exposure to any one issuer to the greater of 5% of the investment portfolio or $1 million, whichever is greater. There are no concentration limits set for obligations of the government of the United States of America and its federal agencies. The average duration of our investment portfolio as of March 31, 2005 was less than one year and the maximum term allowed for any investment was 15 months. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of March 31, 2005. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

     Controls Evaluation and Related CEO and CFO Certifications

     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) and has allowed us to make conclusions, as set forth below, regarding the state of our disclosure controls and procedures.

     Attached as exhibits to this Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

     Disclosure Controls and Procedures

     Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. To the extent that components of our internal control over financial reporting are included within our disclosure controls, they are included in the scope of our quarterly controls evaluation.

     Limitations on the Effectiveness of Controls

     Management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our disclosure controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

     Scope of the Controls Evaluation

     The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Report. During the evaluation of our controls and procedures, we looked to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action (including process improvements) was being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. The overall goal of the evaluation activity is to monitor our disclosure controls and procedures, and to modify them as necessary. We intend to maintain our disclosure controls and procedures as a dynamic system that changes as conditions warrant.

     We also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. Emphasis was placed on this information as it was important both for the controls evaluation and because item 5 in the certifications of the CEO and CFO requires that they disclose that information to our Board of Director’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are defined as a control deficiency, or combination of deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s financial statements that is more than inconsequential will not be prevented or detected. Auditing literature defines “material weakness” as a “significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.”

     Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Conclusions

     Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be included in our Exchange Act reports, is made known to management, including the CEO and CFO, on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

(a)	Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of its officers. The actions were consolidated and a consolidated amended complaint has been filed, purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004. The amended complaint generally alleges that IntraBiotics and several of its officers and directors made false or misleading statements concerning the clinical trial of iseganan. The plaintiffs seek unspecified monetary damages. On February 28, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint. The Company believes the suit to be without merit and intends to defend itself vigorously. Due to the uncertainties surrounding the final outcome of this matter, no amounts have been accrued at March 31, 2005.

(b)	No legal proceedings were terminated in the first quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

IntraBiotics Pharmaceuticals, Inc.

/s/ Henry J. Fuchs

May 12, 2005	Henry J. Fuchs, M.D.
President and Chief Executive Officer

/s/ Gregory W. Schafer

May 12, 2005	Gregory W. Schafer
Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation; and Amended and Restated Certificate of Incorporation.(12)

3.2	Amended and Restated Bylaws (16)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(15)

3.4	Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.(15)

4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999.(1)

4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(3)

4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(8)

4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(10)

4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(10)

4.6	Form of Common Stock and Warrant Purchase Agreement, dated October 6, 2003.(11)

4.7	Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003.(11)

10.1	Form of Indemnity Agreement.(1)

10.2	Amended and Restated 1995 Stock Option Plan, as amended on November 16, 2002.(7)(9)

10.2.2	Amended and Restated Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement.(1)(7)

10.3	2000 Equity Incentive Plan, as amended on February 11, 2003.(7)(9)

10.9	2000 Employee Stock Purchase Plan and related documents.(1)(7)

10.15	Senior Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(5)(7)

10.16	Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(5)(7)

10.17	Summary of Officer Incentive Bonus Plan.(2)(7)

10.18††	Release Agreement by and between the Company and Diversa Corporation dated July 27, 2001, including Warrant to Purchase Common Stock of the Company and Registration Rights Agreement.(4)

10.22	2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003.(9)

10.24	Lease Termination Agreement by and between the Company and EOP-Shoreline Technology Park, L.L.C., dated November 22, 2002, including Common Stock Purchase Agreement.(6)

10.27	Amendment and Assignment of Lease, Release and Assumption Agreement by and among the Company, PolyFuel, Inc. and 1245 Terra Bella Partners, LLC, dated December 20, 2002, including Warrant to Purchase Common Stock of the Company dated December 31, 2002.(9)

10.29	Lease Agreement by and between the Company and Embarcadero Corporate Center, dated February 10, 2003.(9)

10.30	Common Stock and Warrant Purchase Agreement, dated October 6, 2003 (the “Purchase Agreement”) by and among the Company and each Investor as defined therein.(11)

10.31	Form of warrant issued by the Company in favor of each Investor, as defined in the Purchase Agreement.(11)

10.32	2004 Stock Incentive Plan. (13)

10.33	First Amendment to Office Lease, dated March 11, 2004, between the Company and Embarcadero Corporate Center. (13)

10.34	Consulting agreement between the Company and Gregory W. Schafer the Company’s Chief Financial Officer. *

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

*	Filed hereto.

††	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(2)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on August 14, 2001.

(3)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(4)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-89840) filed with the Securities and Exchange Commission on June 5, 2002.

(5)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 14, 2002.

(6)	Incorporated by reference to exhibit to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on November 27, 2002.

(7)	Management contract or compensatory plan, contract or arrangement.

(8)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29993) filed with the Securities and Exchange Commission on March 3, 2003.

(9)	Incorporated by reference to exhibit to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(10)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 14, 2003.

(11)	Incorporated by reference to exhibit to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on October 9, 2003.

(12)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 12, 2003.

(13)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-114451) initially filed with the Securities and Exchange Commission on April 14, 2004 as subsequently amended.

(14)	Incorporated by reference to our Form 8-K/A (File No. 000-29993) filed with the Securities and Exchange Commission on November 18, 2004.