Form 10-Q
period 2005-06-30
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2005-07-21
CIK 1103390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 0-29993

INTRABIOTICS PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3200380 (I.R.S. Employer Identification Number)

1009 Oak Hill Rd., Suite 201
Lafayette, CA 94549

(Address of principal executive offices)

(925) 906-5331

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
Yes  ☐  No  ☑

There were 9,093,910 shares of the Registrant’s common stock, par value $0.001, outstanding as of June 30, 2005.

INTRABIOTICS PHARMACEUTICALS, INC.

FORM 10-Q

QUARTER ENDED June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTRABIOTICS PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,852	$1,755
Short-term investments	40,313	48,988
Prepaid expenses and other current assets	546	396

Total current assets	48,711	51,139
Property and equipment, net	—	46

Total assets	$48,711	$51,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45	$154
Accrued clinical liabilities	92	161
Accrued employee liabilities	—	89
Other accrued liabilities	229	273

Total current liabilities	366	677
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; 300 and 325 shares outstanding and $3,000 and $3,250 aggregate liquidation preference at June 30, 2005 and December 31, 2004, respectively	1,634	1,771
Common stock, $0.001 par value: 70,000,000 shares authorized at June 30, 2005 and December 31, 2004 ; 9,093,910 and 8,880,344 shares outstanding at June 30, 2005 and December 31, 2004, respectively	9	9
Additional paid-in capital	281,437	281,068
Deferred stock compensation	(67)	(114)
Accumulated other comprehensive loss	(69)	(67)
Accumulated deficit	(234,599)	(232,159)

Total stockholders’ equity	48,345	50,508

Total liabilities and stockholders’ equity	$48,711	$51,185

See accompanying notes

INTRABIOTICS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating expenses:
Research and development	$59	$4,414	$248	$8,873
General and administrative	851	838	2,045	2,689
Restructuring charge	675	—	675	—

Total operating expenses	1,585	5,252	2,968	11,562

Operating loss	(1,585)	(5,252)	(2,968)	(11,562)

Interest income	339	114	648	187

Net loss	(1,246)	(5,138)	(2,320)	(11,375)

Non-cash dividends on Series A preferred stock	(60)	(65)	(120)	(130)

Net loss applicable to common stockholders	$(1,306)	$(5,203)	$(2,440)	$(11,505)

Basic and diluted net loss per share applicable to common stockholders	$(0.14)	$(0.73)	$(0.27)	$(1.84)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	9,089	7,161	9,040	6,239

See accompanying notes

INTRABIOTICS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating activities
Net loss	$(2,320)	$(11,375)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation for variable option awards	(48)	(693)
Amortization of deferred stock compensation	28	31
Stock compensation for consultant services	125	375
Depreciation and amortization	9	10
Loss on disposal of property and equipment	27	—
Change in assets and liabilities:
Prepaid expenses and other current assets	(150)	(177)
Other assets	—	9
Accounts payable	(109)	662
Accrued clinical liabilities	(69)	1,437
Accrued employee liabilities	(89)	35
Accrued restructuring charges	34	—
Other accrued liabilities	(73)	(61)

Net cash used in operating activities	(2,635)	(9,747)

Investing activities
Capital expenditures	—	(86)
Proceeds from sale of property and equipment	10	—
Purchase of short term investments	(50,877)	(28,621)
Proceeds from sale or maturity of short-term investments	59,550	4,925

Net cash provided by (used in) investing activities	8,683	(23,782)

Financing activity
Proceeds from issuance of common stock, net of issuance costs	49	41,714

Net cash provided by financing activities	49	41,714

Net increase in cash and cash equivalents	6,097	8,185
Cash and cash equivalents at beginning of the period	1,755	14,286

Cash and cash equivalents at end of the period	$7,852	$22,471

Supplemental disclosure of non-cash information:
Issuance of common stock dividend on Series A preferred stock	$(120)	$(130)

Issuance of common stock upon conversion of Series A preferred stock	$(137)	$—

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

     Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by accounting principles generally accepted in the United States) have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting entirely of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of June 30, 2005, the results of its operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.

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

Note 2. Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of an employee or director stock option is set equal or in excess of the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. In February 2003, certain stock options issued to employees for which the exercise prices had originally been set at less than the fair market value of the underlying stock on the grant date were cancelled and re-granted in a one-for-one exchange. The Company had recorded deferred compensation for the difference between the original exercise price and the fair market value of the underlying stock on the grant date as a component of stockholders’ equity, and the total was being amortized on a straight-line basis over the vesting period of the original awards, ranging from four to six years. The related re-granted options all vest over a four-year period, and the remaining unamortized deferred compensation as of the re-grant date is now being amortized over the new four-year vesting schedule, commencing at the date of re-grant.

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

     Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123 and the FASB’s Emerging Issues Task Force issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and are recognized over the related service period and are periodically re-measured as the underlying options vest. This resulted in stock compensation expense of $69,000 and $62,000 during the three months ended June 30, 2005 and 2004, respectively and $125,000 and $375,000 during the six months ended June 30, 2005 and 2004, respectively. In order to calculate such stock compensation expense, the Company used the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2005; risk-free interest rate 3.87% and 4.12%, volatility 0.89 and 0.89, remaining contractual term 8.92 and 8.87 years and a dividend yield 0% and 0%, respectively and for the for the three and six months ended June 30, 2004; risk-free interest rate 3.70% and 3.75%, volatility 1.00 and 1.00, remaining contractual term 9.43 and 8.87 years and a dividend yield 0% and 0%, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except		(In thousands, except per
	per share amounts)		share amounts)
Net loss applicable to common stockholders, as reported	$(1,306)	$(5,203)	$(2,440)	$(11,505)

Add: Stock-based employee compensation expense (recovery) included in reported net loss applicable to common stockholders	11	(953)	(20)	(662)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(529)	(1,071)	(1,363)	(1,685)

Net loss applicable to common stockholders, pro forma	$(1,824)	$(7,227)	$(3,823)	$(13,852)

Net loss per share applicable to common stockholders:
Basic and diluted — as reported	$(0.14)	$(0.73)	$(0.27)	$(1.84)

Basic and diluted — pro forma	$(0.20)	$(1.01)	$(0.42)	$(2.22)

     The fair value of stock options granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk-free interest rate	n/a	3.70%	3.79%	3.40%
Volatility	n/a	1.00	0.89	1.00
Dividend yield	n/a	0.00%	0.00%	0.00%
Expected life of option	n/a	5.0 years	6.1 years	5.0 years

     No stock options were granted to employees during the three months ended June 30, 2005.

Note 3. Comprehensive Loss

     The components of comprehensive loss in each period presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss	$(1,246)	$(5,138)	$(2,320)	$(11,375)
Unrealized gain (loss) on available-for-sale securities	51	(56)	(2)	(58)

Comprehensive loss	$(1,195)	$(5,194)	$(2,322)	$(11,433)

Note 4. Net Loss Per Share

     Basic and diluted net loss per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” and is calculated using the weighted-average number of shares of common stock outstanding during the period. As the Company’s potentially dilutive securities (stock options, warrants and convertible preferred stock) were anti-dilutive for all periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net loss per share applicable to common stockholders was 3,233,024 and 3,670,296 for the three months ended June 30, 2005 and 2004, respectively and 3,280,453 and 3,502,796 for the six months ended June 30, 2005 and 2004, respectively.

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

     In January 2005, the Company issued 16,620 shares of common stock in connection with dividends payable to holders of preferred stock on December 31, 2004. In April 2005, the Company issued 16,425 shares of common stock in connection with dividends payable to holders of preferred stock on March 31, 2005. In addition, during the six months ended June 30, 2005, the Company issued 18,288 shares of common stock in connection with the exercise of stock options for cash proceeds of $49,000.

Note 6. Commitments

     At June 30, 2005, the Company had no operating leases commitments.

     In accordance with various severance plans that covered employees terminated in June of 2005, the Company is obligated pay for certain health costs. These commitments totaled $39,000 as of June 30, 2005. See Note 7 – Restructuring Charges for additional information regarding payments under severance plans.

Note 7. Restructuring Charges

     In June 2004, the Company discontinued its clinical trial of iseganan for the prevention of ventilator-associated pneumonia (“VAP”), following a recommendation of the independent data monitoring committee. As a result, the Company terminated its iseganan development program in August 2004; implemented a restructuring plan (the “2004 Restructuring”) terminating employees and various operating lease commitments; and focused its efforts on evaluating various strategic options. On May 5, 2005, after considering a variety of strategic alternatives, none of which was determined by management and the Board of Directors to be in the best interests of the Company and its shareholders, the Board of Directors decided to suspend the Company’s active strategic evaluation process and reduce operating expenses to a minimum appropriate level (the “2005 Restructuring”). In accordance with these plans, the Company terminated all of its remaining employees on June 15, 2005. All restructuring charges are accounted for in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.

     2005 Restructuring

     The Company recorded a restructuring charge of $675,000 during the three months ended June 30, 2005, all of which related to employee termination benefits. As of June 30, 2005, $636,000 of the restructuring charge had been settled in cash. The remaining amount of $39,000 was unpaid and is included under the caption “Other accrued liabilities” on the accompanying balance sheet. This liability relates to certain health and other benefits that will be provided to terminated employees and will be settled in cash by December 2006.

     2004 Restructuring

     The Company had recorded a liability of $5,000 as of December 31, 2004 related to the 2004 restructuring, which was settled in cash during the six months ended June 30, 2005

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     Since inception in 1994, we have devoted substantially all of our efforts to research and development of anti-microbial drugs, and have generated no product revenues. From the fourth quarter of 2002 until June 2004 we focused our attention on developing iseganan for the prevention of ventilator-associated pneumonia (“VAP”). In June 2004, the Company discontinued its clinical trial of iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. Subsequently, the Company terminated the iseganan development program, reduced employees, and evaluated strategic alternatives, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. On May 5, 2005, after considering a variety of strategic alternatives, none of which was determined by management and the Board of Directors to be in the best interests of the Company and its shareholders, the Board of Directors decided to suspend the Company’s active evaluation process and reduce operating expenses to a minimum appropriate level. In accordance with these plans, the Company terminated all of its remaining regular employees on June 15, 2005. The Company will continue to pursue strategic alternatives in the biotech industry with the support of consultants and the active participation of its board. In addition, the Company engaged Hickey & Hill, Inc. of Lafayette, California, a firm specializing in managing companies in transition, to assume the responsibilities of day-to-day administration of the Company, and appointed Denis Hickey of Hickey & Hill, Inc. as its Chief Executive Officer.

     The registrant plans to conduct its affairs in the most financially efficient manner practical for a public company. During the period that Hickey & Hill, Inc. will handle the administration of the Company’s affairs, the Board of Directors and selected consultants will evaluate any strategic alternatives that come to the Company’s attention.

     On June 30, 2005, the Company had a total of $48.2 million in cash, cash equivalents, and short-term investments, and recorded liabilities of $0.4 million. Based on current projections, the Company expects net cash, cash equivalents and short-term investments at December 31, 2005 to be in the range of $47 to $48 million. This estimate does not include any costs that may be associated with completing any strategic alternative, liquidation of the Company or the disposition of securities litigation referred to in Part II, Item 1 (a) of this Form 10-Q (“Securities Litigation”). There can be no assurance that such a range will be achieved, as actual expenditures and interest income may differ significantly from projected levels.

     In February 2003, the Board of Directors approved a cancellation and re-grant of 308,835 unexercised stock options held by existing employees and directors of the Company in a one-for-one exchange and 12,500 options that were re-granted in connection with the cancellation of 54,166 unexercised stock options held by a director of the Company. The re-granted options have an exercise price equal to the closing price of the Company’s common stock on the NASDAQ National Market on February 5, 2003, or $2.76 per share. The options generally vest over a four-year period and will expire in February 2008 if not previously exercised. Variable accounting is being applied to the re-granted options throughout their term. The related compensation expense depends on both the cumulative vesting of outstanding options and the price of the Company’s common stock at each quarter end, and therefore may have a significant impact on the Company’s future results of operations. In connection with variable accounting for re-granted stock options we recorded non-cash stock compensation recovery of $3,000 and $48,000, respectively, during the three months and six months ended June 30, 2005, as compared to non-cash stock compensation recovery of $968,000 and $693,000, respectively, during the three months and six months ended June 30, 2004.

     In addition, in connection with the grant of certain stock options to employees and officers on, or prior to, the Company’s initial public offering on March 20, 2000, we recorded stock compensation expense related to the amortization of deferred stock compensation of $14,000 and $15,000 during the three months ended June 30, 2005 and 2004, respectively and $28,000 and $31,000 during the six months ended June 30, 2005 and 2004 respectively. In addition, we have granted stock options to consultants, which resulted in stock compensation expense of $69,000 and $62,000 during the three months ended June 30, 2005 and 2004, respectively and $125,000 and $375,000 during the six months ended June 30, 2005 and 2004 respectively.

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

     As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of an employee or director stock option is set equal or in excess of the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. In February 2003, certain employee and director stock options for which the exercise prices had originally been set at less than the fair market value of the underlying stock on the grant date, were cancelled and re-granted in a one-for-one exchange. The Company had recorded deferred compensation for the difference between the original exercise price and the fair market value of the underlying stock on the grant date as a component of stockholders’ equity, and the total was being amortized on a straight-line basis over the vesting period of the original awards, ranging from four to six years. The related re-granted options all vest over a four-year period, and the remaining unamortized deferred compensation as of the re-grant date is now being amortized over the new four-year vesting schedule, commencing at the date of re-grant. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options, for which accrued but unvested compensation has been recognized, are forfeited prior to vesting. No adjustments for material changes in estimates have been recognized in any period presented.

     Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123 and the FASB’s Emerging Issues Task Force issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and are recognized over the related service period and are periodically re-measured as the underlying options vest. The fair values are estimated using the Black-Scholes option pricing model, and are periodically re-measured as the underlying options vest. The option-pricing model is dependent on a number of inputs, which may change over time. Other option pricing models may produce fair values that are substantially different from the Black-Scholes model. No adjustments for material changes in estimates have been recognized in any period presented.

     Clinical Trial Accruals

     The Company’s accrued costs for clinical trial activities are based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs), investigators, drug processors, laboratories, consultants, or other clinical trial service providers that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. All estimates may differ significantly from the actual amount subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented. As of June 30, 2005 amounts accrued related to clinical trials total approximately $92,000. This amount is lower than in prior periods due to the cessation of clinical trial activity.

Results of Operations

Three and Six-Month Periods Ended June 30, 2005 and 2004

     Research and Development

     Research and development expenses primarily include clinical trial expenses, research and development payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation charges. Research and development expenses decreased to $59,000 and $248,000 during the three months and six months ended June 30, 2005 from $ 4.4 million and $ 8.9 million during the three months and six months ended June 30, 2004. The decrease is due to the termination of our iseganan development project in June 2004. We expect current research and development costs to cease in the future as a result of our decision to reduce operating expenses to a minimum appropriate level.

     General and Administrative

     General and administrative costs primarily include administrative payroll expense, outside contractors, legal and accounting fees, insurance, non-cash stock compensation charges, facilities and other general administrative expenses and expenses associated with the evaluation of our strategic options. General and administrative expenses were $851,000 and $838,000 during the three months ended June 30, 2005 and 2004. The increase between the three-month periods is primarily due to a non-cash stock compensation cost of $76,000 during the three months ended June 30, 2005 versus a recovery of $932,000 in the second quarter of 2004. The 2004 credit results from variable accounting being applied to re-priced stock options from February 2003, and the decrease in the Company’s common stock price from prior periods. This increase in non-cash stock compensation was offset by lower facilities ($99,000), travel- related ($63,000), outside contractor ($494,000) and personnel ($275,000) expenses during the thee months ended June 30, 2005 as compared to the three months ended June 30, 2004. For the six months ended June 30, 2005, general and administrative expenses decreased to $2.0 million from $2.7 million for the corresponding period in 2004. This decrease was primarily due to lower facilities ($147,000), travel-related ($62,000), outside contractors ($360,000) and personnel expense ($475,000), offset by an increase in stock compensation expense of $407,000. Stock compensation expense was $97,000 during the six months ended June 30, 2005 as compared to a stock compensation recovery of $310,000 during the six months ended June 30, 2004.

     We expect general and administrative costs to decrease substantially in the future as a result of our decision to reduce operating expenses to a minimum appropriate level.

     Restructuring charges were $675,000 during the three and six months ended June 30, 2005 related to the termination of all remaining employees in June 2005. There were no restructurings during the six months ended June 30, 2004.

     Interest Income

     Interest income was $339,000 and $648,000, respectively, during the three months and six months ended June 30, 2005, as compared to $114,000 and $187,000 in the three and six months ended June 30, 2004, respectively. Interest income increased primarily because of substantially higher average interest earning investment balances and higher average interest rates during the 2005 periods.

     Net Loss and Net Loss Applicable to Common Stockholders

     Net loss applicable to common stockholders was $1.3 million and $2.4 million, respectively, during the three and six months ended June 30, 2005 as compared to $5.2 million and $11.5 million during the three and six months ended June 30, 2004. The difference in 2005 versus 2004 is primarily attributable to the reduction of research and development and general and administrative expenses as described above. Net loss applicable to common stockholders also includes the impact of Series A preferred stock dividends of $60,000 and $120,000 in the three and six months ended June 30, 2005, respectively, and $65,000 and $130,000 during the three and six months ended June 30, 2004, respectively. Preferred stock dividends represents the 8% annual dividends payable quarterly in common stock to the holders of our Series A preferred stock, and is lower during the three and six months ended June 30, 2005 as compared to the same period in 2004 as a result of the conversion of some preferred stock into common stock in February 2005.

Liquidity and Capital Resources

     At June 30, 2005, we had total cash, cash equivalents, and short-term investments of $48.2 million verses $50.7 million at December 31,2004. Cash and cash equivalents were $7.9 million as compared to $1.8 million as of December 31, 2004. Short-term investments were $40.3 million at June 30, 2005 as compared to $49.0 million at December 31, 2004. We had no debt outstanding as of June 30, 2005. We invest excess funds in short-term money market funds and securities pursuant to our investment policy guidelines.

     Net cash used in operating activities for the six months ended June 30, 2005 and 2004 was $2.6 million and $9.7 million, respectively. The cash used consisted primarily of the net loss for each period, adjusted for non-cash stock compensation expense and changes in prepaid expenses and accrued clinical liabilities.

     Net cash provided by investing activities was $8.7 million during the six months ended June 30, 2005 as compared to cash used in investing activities of $23.8 million during the six months ended June 30, 2004. The cash provided by or used in both periods primarily represents purchases of short-term investments offset by proceeds from the sale or maturity of short-term investments.

     Net cash provided by financing activities during the six months ended June 30, 2005 and 2004 was $49,000 and $41.7 million, respectively, primarily from the issuance of common stock. The cash provided in the six months ended 2005 related to the exercise of stock options.

     We expect to continue to incur operating losses and will not receive any product revenues in the foreseeable future. Our efforts are focused on reducing operating expenses to a minimum appropriate level, conducting our affairs in the most financially efficient manner practical for a public company, litigating the Securities Litigation aggressively and pursuing strategic alternatives in the biotech industry. Based on current projections, the Company expects cash, cash equivalents and short-term investments at December 31, 2005 to be in the range of $47 to $48 million. This estimate does not include any costs that may be associated with completing any strategic alternative, liquidation of the Company or the disposition of the Securities Litigation. We currently anticipate our cash, cash equivalents and short-term investments to be sufficient to fund the foregoing efforts for at least the next 12 months. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.

Contractual Obligations

     As of June 30, 2005, the Company had no operating lease obligations, no long-term debt obligations, no capital lease obligations or purchase obligations (each as defined under item 303 (a) (ii) of regulation S-K).

     The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock. Based on the number of shares of preferred stock outstanding as of June 30, 2005 this equates to $240,000 per year. The dividends are payable quarterly in shares of common stock, and the number of shares payable are determined based on the average closing sale price of the common stock on the NASDAQ National Market or other market on which our common stock is traded for each of the five trading days immediately preceding the applicable dividend payment date. We do not currently anticipate paying any cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements (as that term is defined in Rule 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Indemnifications

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of IntraBiotics or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial. In addition, we have entered into indemnity agreements with each of our directors and executive officers and Hickey & Hill. Such indemnity agreements contain provisions, which are in some respects broader than the specific indemnification provisions contained in Delaware law. We also maintain an insurance policy for our directors and executive officers insuring against certain liabilities arising in their capacities as such.

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

     A delisting of our common stock could have a substantial effect on the price and liquidity of our common stock.

     On July 6, 2005, the Company announced it had received a letter from the staff of the NASDAQ Stock Market (the “Staff”) advising it that the Company may be deemed to be a “public shell,” which raises public interest concerns as set forth in Marketplace Rules 4300 and 4330(a)(3). The letter stated that the Staff will review the Company’s eligibility for continued listing on the NASDAQ Stock Market. The letter requested that the Company provide certain information to the Staff, including a description of its current operations and its plan for future operations and compliance with continued listing requirements not later than July 15, 2005. The Company provided the requested information on July 15th.

     Although the Company’s common stock remains listed on the NASDAQ Stock Market and the Staff has not yet determined to delist our common stock, we cannot assure you that the Staff will not seek to implement a delisting proceeding. A delisting of our common stock could materially reduce the liquidity of our common stock and cause a material reduction in the price of our common stock.

     In addition, the Company issued warrants to purchase shares of its common stock in connection with its Series A convertible preferred stock offering on May 1, 2003 which provide that if the Company’s common stock is delisted from the NASDAQ National Market, the exercise price for the underlying stock of the warrants will be reduced by 50% without any concomitant increase in the number of shares of common stock for which the warrants are then exercisable. As of June 30, 2005 the Company had outstanding warrants to purchase 789,171 shares of common stock at an exercise price of $2.066 per share with such provisions. As of June 30, 2005 the Company had approximately 11.1 million common equivalent shares outstanding assuming the net exercise of in the money warrants and options to acquire common stock.

     We are currently a party to a securities litigation class action lawsuit, which, if determined adversely, could negatively affect or limit our strategic alternatives, our financial results or business.

     We are currently a party to litigation that is described in detail below in Part II, Item 1 (a) of this Form 10-Q. The cost of defense and ultimate disposition of the Securities Litigation could be material. We will continue to incur expenses in defending the Securities Litigation and, although we believe this litigation is without merit, we may incur monetary losses in connection with the final disposition of this litigation that may be material. The Company and the individual defendants are insured under the Company’s directors’ and officers’ insurance policies, with $15 million in total coverage, and a $500,000 deductible, which has been met. However, the Company may incur expenses in the defense or disposition of the litigation beyond what is covered by insurance. In addition, the litigation has been, and may continue to be, time-consuming and costly and could divert the attention of our remaining management personnel.

     Directors, executive officers, principal stockholders and affiliated entities beneficially own or control at least 47% of our capital stock and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.

     As of June 30, 2005, our directors, executive officers, principal stockholders and affiliated entities beneficially own or control securities representing, in the aggregate, at least 47% of our outstanding common stock. These stockholders, if they determine to vote in the same manner, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.

     The holders of our Series A preferred stock have rights that they could exercise against your best interests.

     The holders of our Series A preferred stock have rights to designate two members of our Board. The holders of Series A preferred stock are entitled to receive cumulative annual dividends of 8% of the original purchase price of $10,000 per share, payable in common stock. In addition, upon our liquidation or dissolution (including a merger or acquisition), the holders of our Series A preferred stock are entitled to receive a liquidation preference in an amount equal to the greater of (i) $10,000 per share of Series A preferred stock, or approximately $3.0 million based on the 300 shares of Series A preferred stock currently outstanding, plus any declared but unpaid dividends or (ii) the amount that would have been paid had each such share of Series A preferred stock been converted to common stock. The holders of Series A preferred stock also have a right of first refusal to purchase their pro rata portion of any equity securities we propose to offer to any person. Such right of first refusal is subject to certain customary exclusions, including shares issued pursuant to any options or other stock awards granted to employees, directors or consultants of IntraBiotics, equipment leasing arrangements, debt financings, strategic financings and public offerings that have been approved by the Board. The holders of Series A preferred stock may exercise these rights to the detriment of our common stockholders.

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

     During the eighteen months ended June 30, 2005, our closing stock prices ranged from a low of $3.34 to a high of $19.25, and in 2003 ranged from a low of $1.54 to a high of $17.50. Announcements regarding strategic alternatives, including a merger or sale of the Company, or the Securities Litigation, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock.

     We expect to continue to incur operating losses.

     Our accumulated deficit as of June 30, 2005 was $234.6 million, and we expect operating losses to continue at least through the end of 2005. During this period we intend to reduce operating expenses to a minimum appropriate level while conducting our affairs in the most financially efficient manner practical for a public company and litigating the Securities Litigation aggressively. We expect operating losses to continue into future years, but we cannot predict the magnitude and duration of such losses.

     We may not be able to complete the strategic alternative we initially elected to pursue, resulting in increased expenses and a delay in finally completing a selected alternative.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of June 30, 2005, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk, in accordance with our investment policy guidelines, we place investments with high credit quality issuers (rated A1/P1 for short-term investments and Aa3/AA- for long-term investments) and limit the amount of credit exposure to any one issuer to the greater of 5% of the investment portfolio or $1 million, whichever is greater. There are no concentration limits set for obligations of the government of the United States of America and its federal agencies. The average duration of our investment portfolio as of June 30, 2005 was less than one year and the maximum term allowed for any investment was 15 months. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of June 30, 2005. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications

     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) and has allowed us to make conclusions, as set forth below, regarding the state of our disclosure controls and procedures.

     Attached as exhibits to this Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

     Disclosure Controls and Procedures

     Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Our disclosure controls include components of our internal control over financial reporting, which consists of control processes designed to ensure the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. To the extent that components of our internal control over financial reporting are included within our disclosure controls, they are included in the scope of our quarterly controls evaluation.

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

     Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Conclusions

     Based upon the evaluation of the effectiveness of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rulings and forms.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

(a)	Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of its officers. The actions were consolidated and a consolidated amended complaint has been filed, purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004. The amended complaint generally alleges that IntraBiotics and several of its officers and directors made false or misleading statements concerning the clinical trial of iseganan. The plaintiffs seek unspecified monetary damages. On February 28, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint. A hearing on the motion to dismiss was held on June 17, 2005 and a ruling on the motion is pending. The Company believes the suit to be without merit and intends to defend itself vigorously. Due to the uncertainties surrounding the final outcome of this matter, no amounts have been accrued at June 30, 2005. The Company and the individual defendants are insured under the Company’s directors’ and officers’ insurance policies, with $15 million in total coverage, and a $500,000 deductible, which has been met. However, the Company may incur expenses in the defense or disposition of the litigation beyond what is covered by insurance.

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

IntraBiotics Pharmaceuticals, Inc.

July 20, 2005	/s/ Denis Hickey Denis Hickey
Chief Executive Officer

July 20, 2005	/s/ Gregory W. Schafer Gregory W. Schafer
Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation; and Amended and Restated Certificate of Incorporation.(9)

3.2	Amended and Restated Bylaws (12)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(13)

3.4	Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.(13)

4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999.(1)

4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(3)

4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(8)

4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(10)

4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(10)

4.6	Form of Common Stock and Warrant Purchase Agreement, dated October 6, 2003.(11)

4.7	Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003.(11)

10.1	Form of Indemnity Agreement.(1)

10.2	Amended and Restated 1995 Stock Option Plan, as amended on November 16, 2002.(7)(9)

10.2.2	Amended and Restated Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement.(1)(7)

10.3	2000 Equity Incentive Plan, as amended on February 11, 2003.(7)(9)

10.9	2000 Employee Stock Purchase Plan and related documents.(1)(7)

10.15	Senior Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(5)(7)

10.16	Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(5)(7)

10.17	Summary of Officer Incentive Bonus Plan.(2)(7)

10.18††	Release Agreement by and between the Company and Diversa Corporation dated July 27, 2001, including Warrant to Purchase Common Stock of the Company and Registration Rights Agreement.(4)

10.22	2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003.(9)

10.24	Lease Termination Agreement by and between the Company and EOP-Shoreline Technology Park, L.L.C., dated November 22, 2002, including Common Stock Purchase Agreement.(6)

10.27	Amendment and Assignment of Lease, Release and Assumption Agreement by and among the Company, PolyFuel, Inc. and 1245 Terra Bella Partners, LLC, dated December 20, 2002, including Warrant to Purchase Common Stock of the Company dated December 31, 2002.(9)

10.29	Lease Agreement by and between the Company and Embarcadero Corporate Center, dated February 10, 2003.(9)

10.30	Common Stock and Warrant Purchase Agreement, dated October 6, 2003 (the “Purchase Agreement”) by and among the Company and each Investor as defined therein.(11)

10.31	Form of warrant issued by the Company in favor of each Investor, as defined in the Purchase Agreement.(11)

10.32	2004 Stock Incentive Plan. (13)

10.33	First Amendment to Office Lease, dated March 11, 2004, between the Company and Embarcadero Corporate Center. (13)

10.34	Consulting agreement between the Company and Gregory W. Schafer the Company’s Chief Financial Officer. (14)

10.35	Services Agreement between the Company and Hickey & Hill*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

*	Filed hereto.

(1)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(2)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on August 14, 2001.

(3)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(4)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-89840) filed with the Securities and Exchange Commission on June 5, 2002.

(5)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 14, 2002.

(6)	Incorporated by reference to exhibit to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on November 27, 2002.

(7)	Management contract or compensatory plan, contract or arrangement.

(8)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29993) filed with the Securities and Exchange Commission on March 3, 2003.

(9)	Incorporated by reference to exhibit to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(10)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 14, 2003.

(11)	Incorporated by reference to exhibit to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on October 9, 2003.

(12)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 12, 2003.

(13)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-114451) initially filed with the Securities and Exchange Commission on April 14, 2004 as subsequently amended.

(14)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 12, 2005.