Form 10-Q
period 2005-09-30
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2005-10-27
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by checkmark whether registrant is an accelerated filer (as defined in Rule 12b-2 of Securities Exchange Act of 1934).
Yes☐ No ☑
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No☐
There were 9,271,401 shares of the Registrant’s common stock, par value $0.001, outstanding as of September 30, 2005.

INTRABIOTICS PHARMACEUTICALS, INC.
FORM 10-Q
QUARTER ENDED September 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$488	$1,755
Short-term investments	48,054	48,988
Prepaid expenses and other current assets	499	396

Total current assets	49,041	51,139
Property and equipment, net	—	46

Total assets	$49,041	$51,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$103	$154
Accrued clinical liabilities	99	161
Accrued employee liabilities	—	89
Other accrued liabilities	155	273

Total current liabilities	357	677
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; 300 and 325 shares outstanding and $3,000 and $3,250 aggregate liquidation preference at September 30, 2005 and December 31, 2004, respectively	1,634	1,771
Common stock, $0.001 par value: 70,000,000 shares authorized at September 30, 2005 and December 31, 2004; 9,271,401and 8,880,344 shares outstanding at September 30, 2005 and December 31, 2004, respectively	9	9
Additional paid-in capital	281,961	281,068
Deferred stock compensation	(55)	(114)
Accumulated other comprehensive loss	(60)	(67)
Accumulated deficit	(234,805)	(232,159)

Total stockholders’ equity	48,684	50,508

Total liabilities and stockholders’ equity	$49,041	$51,185

See accompanying notes

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating expenses:
Research and development	$7	$2,146	$255	$11,019
General and administrative	560	1,070	2,605	3,759
Restructuring charge (recovery)	(27)	791	648	791

Total operating expenses	540	4,007	3,508	15,569

Operating loss	(540)	(4,007)	(3,508)	(15,569)
Other income (expense)	1	(175)	1	(175)
Interest income	395	221	1,043	408

Net loss	(144)	(3,961)	(2,464)	(15,336)

Non-cash dividends on Series A preferred stock	(60)	(65)	(180)	(195)

Net loss applicable to common stockholders	$(204)	$(4,026)	$(2,644)	$(15,531)

Basic and diluted net loss per share applicable to common stockholders	$(0.02)	$(0.46)	$(0.29)	$(2.18)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	9,180	8,844	9,087	7,121

See accompanying notes

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net loss	$(2,464)	$(15,336)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation for variable option awards	(43)	(249)
Amortization of deferred stock compensation	39	47
Stock compensation for consultant services	141	—
Depreciation and amortization	9	26
Loss on disposal of property and equipment	27	28
Write down of other assets	—	175
Change in assets and liabilities:
Prepaid expenses and other current assets	(104)	60
Other assets	—	9
Accounts payable	(100)	(31)
Accrued clinical liabilities	(62)	(161)
Accrued employee liabilities	(38)	(2)
Accrued restructuring charges	(5)	619
Other accrued liabilities	(115)	(78)

Net cash used in operating activities	(2,715)	(14,893)

Investing activities
Capital expenditures	—	(94)
Proceeds from sale of property and equipment	10	—
Purchase of short term investments	(116,672)	(50,709)
Proceeds from sale or maturity of short-term investments	117,613	13,472

Net cash provided by (used in) investing activities	951	(37,331)

Financing activity
Proceeds from issuance of common stock, net of issuance costs	497	41,715

Net cash provided by financing activities	497	41,715

Net decrease in cash and cash equivalents	(1,267)	(10,509)
Cash and cash equivalents at beginning of the period	1,755	14,286

Cash and cash equivalents at end of the period	$488	$3,777

Supplemental disclosure of non-cash information:

Issuance of common stock dividend on Series A preferred stock	$(180)	$(195)

Issuance of common stock upon conversion of Series A preferred stock	$(137)	$—

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
     Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by accounting principles generally accepted in the United States) have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting entirely of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of September 30, 2005, the results of its operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.
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

     Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123 and the FASB’s Emerging Issues Task Force issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and are recognized over the related service period and are periodically re-measured as the underlying options vest. This resulted in stock compensation expense of $16,000 and $72,000 during the three months ended September 30, 2005 and 2004, and $140,000 and $416,000 during the nine months ended September 30, 2005. In order to calculate such stock compensation expense, the Company used the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2005; risk-free interest rate 4.27% and 4.12%, volatility 0.89 and 0.89, remaining contractual term 8.92 and 8.87 years and a dividend yield 0% and 0% respectively, and for the for the three and nine months ended September 30, 2004; risk-free interest rate 3.70% and 3.55%, volatility 1.00 and 1.00, remaining contractual term 9.43 and 8.87 years and a dividend yield 0% and 0%, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share		(In thousands, except per share
	amounts)		amounts)
Net loss applicable to common stockholders, as reported	$(204)	$(4,026)	$(2,644)	$(15,531)
Add: Stock-based employee compensation expense (recovery) included in reported net loss applicable to common stockholders	16	43	(4)	(619)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(280)	(706)	(1,643)	(2,391)

Net loss applicable to common stockholders, pro forma	$(468)	$(4,689)	$(4,291)	$(18,541)

Net loss per share applicable to common stockholders:
Basic and diluted — as reported	$(0.02)	$(0.46)	$(0.29)	$(2.18)

Basic and diluted — pro forma	$(0.05)	$(0.53)	$(0.47)	$(2.60)

     The fair value of stock options granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	n/a	n/a	3.79%	3.55%
Volatility	n/a	n/a	0.89	1.00
Dividend yield	n/a	n/a	0.00%	0.00%
Expected life of option	n/a	n/a	6.1 years	5.0 years
     No stock options were granted to employees during the three months ended September 30, 2005.

Note 3. Comprehensive Loss
     The components of comprehensive loss in each period presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004 *	2005	2004 *
	(In thousands)		(In thousands)
Net loss	$(144)	$(3,961)	$(2,464)	$(15,336)
Unrealized gain (loss) on available-for-sale securities	9	18	7	(40)

Comprehensive loss	$(135)	$(3,943)	$(2,457)	$(15,376)

*	Restatement of Prior Year Net Loss For Comprehensive Loss for the nine months ended September 30, 2004.
A clerical error occurred in posting the nine months net loss figure on page 7, Note 3, of last year’s 10-Q report, and that error has been corrected. The net loss as posted was $15,571 and should have been $15,376.
Note 4. Net Loss Per Share
     Basic and diluted net loss per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” and is calculated using the weighted-average number of shares of common stock outstanding during the period. As the Company’s potentially dilutive securities (stock options, warrants and convertible preferred stock) were anti-dilutive for all periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net loss per share applicable to common stockholders was 2,917,484 and 3,764,721 for the three months ended September 30, 2005 and 2004, respectively and 3,293,626 and 3,632,723 for the nine months ended September 30, 2005 and 2004, respectively.
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
     In January 2005, the Company issued 16,620 shares of common stock in connection with dividends payable to holders of preferred stock on December 31, 2004. In April 2005, the Company issued 16,425 shares of common stock in connection with dividends payable to holders of preferred stock on March 31, 2005. In September 2005, the Company issued 17,063 shares of common stock in connection with dividends payable to holders of preferred stock on June 30, 2005. In addition, during the nine months ended September 30, 2005, the Company issued 178,716 shares of common stock in connection with the exercise of stock options for cash proceeds of $491,781.
Note 6. Commitments
     At September 30, 2005, the Company had no operating leases commitments.
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
2005 Restructuring
     The Company recorded a restructuring charge of $675,000 during the three months ended June 30, 2005, all of which related to employee termination benefits. As of September 30, 2005, $648,000 of the restructuring charge had been settled in cash. The remaining credit of $27,000 was health benefits to terminated employees that did not have to be paid and restructuring charges (recovery) were adjusted accordingly.
Note 8. Subsequent events
     On October 14, 2005, the Company’s Stock was delisted from The NASDAQ National Market. The delisting decision was made by the NASDAQ Listings Qualifications Panel, following an appeal by the Company of a prior determination by the staff of the NASDAQ Stock Market (the “Staff”) that the Company was a “public shell,” raising public interest concerns pursuant to Marketplace Rule 4300.
     As previously disclosed, the Company issued warrants to purchase shares of its common stock in connection with its Series A convertible preferred stock offering on May 1, 2003 which provide that if the Company’s common stock is delisted from NASDAQ, the purchase price for the stock upon exercise of the warrants will be reduced by 50% without any concomitant increase in the number of shares of common stock for which the warrants are then exercisable. This provision was triggered by the delisting. As of September 30, 2005 the Company had 789,171 such warrants outstanding with an exercise price of $2.066 per share. As a result of the October 14, 2005 delisting, the exercise price dropped from $2.066 to $1.033 per share. The Company is evaluating the accounting impact of this decrease in exercise price and will record an adjustment, if any, in the fourth quarter.
     The Company’s quotation for its common stock appears in the “Pink Sheets” under the trading symbol “IBPI”. The Company’s common stock may also be quoted in the future on the OTC Bulletin Board (“OTCBB”) provided a market maker files the necessary application with the NASD and such application is cleared. The Company will disclose further trading venue information for its common stock when such information becomes available.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in our quarterly report on this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2004. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Factors That Could Affect Future Results”. All forward-looking statements included in this document are based on information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Form 10-Q .
Overview
     Since inception in 1994, we have devoted substantially all of our efforts to research and development of anti-microbial drugs, and have generated no product revenues. From the fourth quarter of 2002 until June 2004 we focused our attention on developing iseganan for the prevention of ventilator-associated pneumonia (“VAP”). In June 2004, the Company discontinued its clinical trial of iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. Subsequently, the Company terminated the iseganan development program, reduced employees, and evaluated (and continues to evaluate) strategic alternatives, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. The Company, in any case, will continue operations until the conclusion of the securities litigation class action lawsuit described below in “Factors that could affect future results,” and in Part II, Item 1. Legal Proceedings.

     On May 5, 2005, after considering a variety of strategic alternatives, none of which was determined by management and the Board of Directors to be in the best interests of the Company and its shareholders, the Board of Directors decided to suspend the Company’s active evaluation process and reduce operating expenses to a minimum appropriate level. In accordance with these plans, the Company terminated all of its remaining regular employees on June 15, 2005. The Company will continue to pursue strategic alternatives in the biotech industry with the support of consultants and the active participation of its board. In addition, the Company engaged Hickey & Hill, Inc. of Lafayette, California, a firm specializing in managing companies in transition, to assume the responsibilities of day-to-day administration of the Company, and appointed Denis Hickey of Hickey & Hill, Inc. as its Chief Executive Officer and Chief Financial Officer.
     The registrant plans to conduct its affairs in the most financially efficient manner practical for a public company. During the period that Hickey & Hill, Inc. will handle the administration of the Company’s affairs, the Board of Directors and selected consultants will evaluate any strategic alternatives that come to the Company’s attention.
     On September 30, 2005, the Company had a total of $48.5 million in cash, cash equivalents, and short-term investments, and recorded liabilities of $0.4 million. Based on current projections, the Company expects net cash, cash equivalents and short-term investments at December 31, 2005 to be in the range of $48 to $48.5 million. This estimate does not include any costs that may be associated with completing any strategic alternative; liquidation of the Company or the disposition of securities litigation referred to in Part II, Item 1 (a) of this Form 10-Q (“Securities Litigation”). There can be no assurance that such a range will be achieved, as actual expenditures and interest income may differ significantly from projected levels.
     In February 2003, the Board of Directors approved a cancellation and re-grant of 308,835 unexercised stock options held by existing employees and directors of the Company in a one-for-one exchange and 12,500 options that were re-granted in connection with the cancellation of 54,166 unexercised stock options held by a director of the Company. The re-granted options have an exercise price equal to the closing price of the Company’s common stock on the NASDAQ National Market on February 5, 2003, or $2.76 per share. The options generally vest over a four-year period and will expire in February 2008 if not previously exercised. Variable accounting is being applied to the re-granted options throughout their term. The related compensation expense depends on both the cumulative vesting of outstanding options and the price of the Company’s common stock at each quarter end. In connection with variable accounting for re-granted stock options we recorded non-cash stock compensation expense of $5,000 and recovery $43,000, respectively, during the three months and nine months ended September 30, 2005, as compared to non-cash stock compensation expense of $28,000 and recovery of $665,000, respectively, during the three months and nine months ended September 30, 2004.
     In addition, in connection with the grant of certain stock options to employees and officers on, or prior to, the Company’s initial public offering on March 20, 2000, we recorded stock compensation expense related to the amortization of deferred stock compensation of $11,000 and $15,000 during the three months ended September 30, 2005 and 2004, respectively and $40,000 and $47,000 during the nine months ended September 30, 2005 and 2004 respectively. In addition, we have granted stock options to consultants, which resulted in stock compensation expense of $16,000 and $41,000 during the three months ended September 30, 2005 and 2004, respectively and $140,000 and $360,000 during the nine months ended September 30, 2005 and 2004 respectively.
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
Results of Operations
Three and Nine-Month Periods Ended September 30, 2005 and 2004
     Research and Development
     Historically, research and development expenses primarily include clinical trial expenses, research and development payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation charges. Research and development expenses were $7,000 and $255,000 respectively during the three and nine months ended September 30, 2005, as compared to $2.1 million and $11.0 million during the three and nine months ended September 30, 2004. The decrease is due to the termination of our iseganan development project in June 2004. Except for the adjustment of certain payables, current research and development costs have ceased as a result of our decision to discontinue the Iseganan program and reduce operating expenses to a minimum appropriate level.
     General and Administrative
     General and administrative costs currently include outside contractors, legal and accounting fees, insurance, non-cash stock compensation charges, and other general administrative expenses and expenses associated with the evaluation of our strategic options. General and administrative expenses were $560,000 and $1.1 million during the three months ended September 30, 2005 and 2004. The decrease between the three-month periods is primarily the result of our decision to reduce operating expenses to a minimum appropriate level. For the nine months ended September 30, 2005, general and administrative expenses decreased to $2.6 million from $3.8 million for the corresponding period in 2004. This decrease was primarily due to lower facilities ($364,000), travel-related ($74,000), outside contractors ($410,000) and personnel expense ($419,000), offset by an increase in stock compensation expense of $355,000. Stock compensation expense was $129,000 during the nine months ended September 30, 2005 as compared to a stock compensation recovery of $227,000 during the nine months ended September 30, 2004. The 2004 credit results from variable accounting being applied to re-priced stock options from February 2003, and the decrease in the Company’s common stock price from prior periods.
     Restructuring charges were a credit of $27,000 and a charge of $648,000 during the three and nine months ended September 30, 2005 respectively. These amounts related to the termination of all remaining employees in June of 2005. Restructuring charges for both the three and nine month periods ended September 30, 2004 were $791,000, and were related to termination of certain employees and operating lease commitments after the company terminated its iseganan development program in June of 2004.
     Interest Income
     Interest income was $395,000 and $1,043,000, respectively, during the three months and nine months ended September 30, 2005, as compared to $221,000 and $408,000 during the three and nine months ended September 30, 2004, respectively. Interest income increased primarily because of substantially higher average interest earning investment balances and higher average interest rates during the 2005 periods.
     Net Loss and Net Loss Applicable to Common Stockholders
     Net loss applicable to common stockholders was $204,000 and $2.6 million, respectively, during the three and nine months ended September 30, 2005 as compared to $4.0 million and $15.5 million during the three and nine months ended September 30, 2004. The difference in 2005 versus 2004 is primarily attributable to the substantial reduction of research and development and general and administrative expenses as described above. Net loss applicable to common stockholders also includes the impact of Series A preferred stock dividends of $60,000 and $180,000 in the three and nine months ended September 30, 2005, respectively, and $65,000 and $195,000 during the three and nine months ended September 30, 2004, respectively. Preferred stock dividends represents the 8% annual dividends payable quarterly in common stock to the holders of our Series A preferred stock, and is lower during the three and nine months ended September 30, 2005 as compared to the same period in 2004 as a result of the conversion of some preferred stock into common stock in February 2005.
Liquidity and Capital Resources
     At September 30, 2005, we had total cash, cash equivalents, and short-term investments of $48.5 million verses $50.7 million at December 31, 2004. Cash and cash equivalents were $.5 million at September 30, 2005 as compared to $1.8 million as of December 31, 2004. Short-term investments were $48.1 million at September 30, 2005 as compared to $49.0 million at December 31, 2004. We had no debt outstanding as of September 30, 2005. We invest excess funds in short-term money market funds and securities pursuant to our investment policy guidelines.

     Net cash used in operating activities for the nine months ended September 30, 2005 and 2004 was $2.7 million and $14.9 million, respectively. The cash used consisted primarily of the net loss for each period, adjusted for non-cash stock compensation expense and changes in prepaid expenses and accrued clinical liabilities.
     Net cash provided by investing activities was $1.0 million during the nine months ended September 30, 2005 as compared to cash used in investing activities of $37.0 million during the nine months ended September 30, 2004. The cash provided by or used in both periods primarily represents purchases of short-term investments offset by proceeds from the sale or maturity of short-term investments.
     Net cash provided by financing activities during the nine months ended September 30, 2005 and 2004 was $497,000 and $41.7 million, respectively, primarily from the issuance of common stock. The cash provided in the nine months ended 2005 related to the exercise of stock options.
     We expect to continue to incur operating losses and will not receive any product revenues in the foreseeable future. Our efforts are focused on reducing operating expenses to a minimum appropriate level, conducting our affairs in the most financially efficient manner practical for a public company, litigating the Securities Litigation aggressively and pursuing strategic alternatives in the biotech industry. Based on current projections, the Company expects cash, cash equivalents and short-term investments at December 31, 2005 to be in the range of $48 to $48.5 million. This estimate does not include any costs that may be associated with completing any strategic alternative, liquidation of the Company or the disposition of the Securities Litigation. We currently anticipate our cash, cash equivalents and short-term investments to be sufficient to fund the foregoing efforts for at least the next 12 months. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.
Contractual Obligations
     As of September 30, 2005, the Company had no operating lease obligations, no long-term debt obligations, no capital lease obligations or purchase obligations (each as defined under item 303 (a) (ii) of regulation S-K).
     The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock. Based on the number of shares of preferred stock outstanding as of September 30, 2005 this equates to $240,000 per year. The dividends are payable quarterly in shares of common stock, and the number of shares payable are determined based on the average closing sale price of the common stock on the NASDAQ National Market or other market on which our common stock is traded for each of the five trading days immediately preceding the applicable dividend payment date. We do not currently anticipate paying any cash dividends in the foreseeable future.
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
     The recent delisting of our common stock could have a substantial effect on the price and liquidity of our common stock.
     On October 14, 2005, the Company’s Stock was delisted from The NASDAQ National Market. The delisting decision was made by the NASDAQ Listings Qualifications Panel, following an appeal by the Company of a prior determination by the staff of the NASDAQ Stock Market (the “Staff”) that the Company was a “public shell,” raising public interest concerns pursuant to Marketplace Rule 4300. The Company’s quotation for its common stock currently appears in the “Pink Sheets” under the trading symbol “IBPI”. The Company’s common stock may also be quoted in the future on the OTC Bulletin Board (“OTCBB”) provided a market maker files the necessary application with the NASD and such application is cleared. The Company will disclose further trading venue information for its common stock when such information becomes available. The recent delisting could result in significantly decreased liquidity for the Company’s common stock, making it more difficult for investors to purchase or sell shares of common stock or to obtain accurate quotations as to the price of the common stock. This increased difficulty in trading our common stock could also have a substantial negative effect on the price of the common stock.
     As previously disclosed, the Company issued warrants to purchase shares of its common stock in connection with its Series A convertible preferred stock offering on May 1, 2003 which provide that if the Company’s common stock is delisted from NASDAQ, the purchase price for the stock upon exercise of the warrants will be reduced by 50% without any concomitant increase in the number of shares of common stock for which the warrants are then exercisable. This provision was triggered by the delisting. As of September 30, 2005 the Company had 789,171 such warrants outstanding with an exercise price of $2.066 per share. As a result of the October 14, 2005 delisting, the exercise price dropped from $2.066 to $1.033 per share. The Company is evaluating the accounting impact of this decrease in exercise price and will record an adjustment, if any, in the fourth quarter.
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
     Directors, principal stockholders and affiliated entities beneficially own or control at least 42% of our capital stock and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.
     As of September 30, 2005, our directors, principal stockholders and affiliated entities beneficially own or control securities representing, in the aggregate, at least 42% of our outstanding common stock. These stockholders, if they determine to vote in the same manner, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.
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
     During the twenty-one months ended September 30, 2005, our closing stock prices ranged from a low of $3.34 to a high of $19.25, and in 2003 ranged from a low of $1.54 to a high of $17.50. Announcements regarding strategic alternatives, including a merger or sale of the Company, or the Securities Litigation, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock.
We expect to continue to incur operating losses.
     Our accumulated deficit as of September 30, 2005 was $234.8 million, and we expect minimal operating losses to continue at least through the end of 2005. We reduced operating expenses to a minimum appropriate level while conducting our affairs in the most financially efficient manner practical for a public company and litigating the Securities Litigation aggressively. We expect operating losses to continue into future years, but we cannot predict the magnitude and duration of such losses.
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
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of June 30, 2005, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk, in accordance with our investment policy guidelines, we place investments with high credit quality issuers (rated A1/P1 for short-term investments and Aa3/AA- for long-term investments) and limit the amount of credit exposure to any one issuer to the greater of 5% of the investment portfolio or $1 million, whichever is greater. There are no concentration limits set for obligations of the government of the United States of America and its federal agencies. The average duration of our investment portfolio as of September 30, 2005 was less than six months. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of September 30, 2005. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.
ITEM 4. Controls and Procedures
     As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
     There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
     Scope of the Controls Evaluation
     During the evaluation of our controls and procedures, we looked to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action (including process improvements) was being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be disclosed to our Board of Director’s Audit Committee and to our independent auditors, and reported in our Quarterly Reports on Form 10-Q and in our Annual Report on Form 10-K.
     Future requirements
     The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company’s internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The Company’s independent auditors will be required to confirm in writing whether management’s assessment of the effectiveness of the internal controls over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007.
     This process will be resource and time consuming, and will require significant attention of management. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm the Company’s stock price, especially if a restatement of financial statements for past periods is required.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
a)	Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of its officers. The actions were consolidated and a consolidated amended complaint has been filed, purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004. The amended complaint generally alleges that IntraBiotics and several of its officers and directors made false or misleading statements concerning the clinical trial of iseganan. The plaintiffs seek unspecified monetary damages. On February 28, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint. A hearing on the motion to dismiss was held on June 17, 2005 and a ruling on the motion is pending. The Company believes the suit to be without merit and intends to defend itself vigorously. Due to the uncertainties surrounding the final outcome of this matter, no amounts have been accrued at September 30, 2005. The Company and the individual defendants are insured under the Company’s directors’ and officers’ insurance policies, with $15 million in total coverage, and a $500,000 deductible, which has been met. However, the Company may incur expenses in the defense or disposition of the litigation beyond what is covered by insurance.
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

IntraBiotics Pharmaceuticals, Inc.
October 27th, 2005	/s/ Denis Hickey
Denis Hickey
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation; and Amended and Restated Certificate of Incorporation.(9)

3.2	Amended and Restated Bylaws (12)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(13)

3.4	Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.(13)

4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999.(1)

4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(3)

4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(8)

4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(10)

4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(10)

4.6	Form of Common Stock and Warrant Purchase Agreement, dated October 6, 2003.(11)

4.7	Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003.(11)

10.1	Form of Indemnity Agreement.(1)

10.2	Amended and Restated 1995 Stock Option Plan, as amended on November 16, 2002.(7)(9)

10.2.2	Amended and Restated Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement.(1)(7)

10.3	2000 Equity Incentive Plan, as amended on February 11, 2003.(7)(9)

10.9	2000 Employee Stock Purchase Plan and related documents.(1)(7)

10.15	Senior Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(5)(7)

10.16	Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(5)(7)

10.17	Summary of Officer Incentive Bonus Plan.(2)(7)

10.18††	Release Agreement by and between the Company and Diversa Corporation dated July 27, 2001, including Warrant to Purchase Common Stock of the Company and Registration Rights Agreement.(4)

10.22	2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003.(9)

10.24	Lease Termination Agreement by and between the Company and EOP-Shoreline Technology Park, L.L.C., dated November 22, 2002, including Common Stock Purchase Agreement.(6)

10.27	Amendment and Assignment of Lease, Release and Assumption Agreement by and among the Company, PolyFuel, Inc. and 1245 Terra Bella Partners, LLC, dated December 20, 2002, including Warrant to Purchase Common Stock of the Company dated December 31, 2002.(9)

10.29	Lease Agreement by and between the Company and Embarcadero Corporate Center, dated February 10, 2003.(9)

10.30	Common Stock and Warrant Purchase Agreement, dated October 6, 2003 (the “Purchase Agreement”) by and among the Company and each Investor as defined therein.(11)

10.31	Form of warrant issued by the Company in favor of each Investor, as defined in the Purchase Agreement.(11)

10.32	2004 Stock Incentive Plan. (13)

10.33	First Amendment to Office Lease, dated March 11, 2004, between the Company and Embarcadero Corporate Center. (13)

10.34	Consulting agreement between the Company and Gregory W. Schafer the Company’s Chief Financial Officer. (14)

10.35	Services Agreement between the Company and Hickey & Hill (15)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350).*

*	Filed hereto.

(1)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(2)	Incorporated by reference to exhibit to our Form 10-Q (File No.000-29993) filed with the Securities and Exchange Commission on August 14, 2001.

(3)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(4)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-89840) filed with the Securities and Exchange Commission on June 5, 2002.

(5)	Incorporated by reference to exhibit to our Form 10-Q (File No.000-29993) filed with the Securities and Exchange Commission on November 14, 2002.

(6)	Incorporated by reference to exhibit to our Form 8-K (File No.000-29993) filed with the Securities and Exchange Commission on November 27, 2002.

(7)	Management contract or compensatory plan, contract or arrangement.

(8)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders (File No.000-29993) filed with the Securities and Exchange Commission on March 3, 2003.

(9)	Incorporated by reference to exhibit to our Form 10-K (File No.000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(10)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 14, 2003.

(11)	Incorporated by reference to exhibit to our Form 8-K (File No.000-29993) filed with the Securities and Exchange Commission on October 9, 2003.

(12)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 12, 2003.

(13)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-114451) initially filed with the Securities and Exchange Commission on April 14, 2004 as subsequently amended.

(14)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 12, 2005.

(15)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on July 21, 2005.