Form 10-K
period 2005-12-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2006-02-21
CIK 1103390

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-29993

IntraBiotics Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-3200380
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1009 Oak Hill Road, Suite 201, Lafayette, CA. (Address of principal executive offices)	94549 (Zip code)

Registrant’s telephone number, including area code:
(925) 906-5331

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐

The aggregate market value of the common stock, held by non-affiliates of the registrant, based on the closing price on June 30, 2005 as reported by the NASDAQ National Market was approximately $21,587,692. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 6,167,912 shares held by directors, officers and stockholders whose ownership exceeds five percent of the registrant’s outstanding common stock as of June 30, 2005. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of January 31, 2006 was 9,287,685 shares.

PART I

This report contains forward-looking statements. These forward-looking statements are based on our current expectations, estimates, projections and assumptions about our business and industry. In some cases, these statements may be identified by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Item 1.	Business

Overview

From inception in 1994, through May 5, 2005, we (“IntraBiotics” and the “Company”) devoted substantially all of our efforts to research and development of anti-microbial drugs, and generated no product revenues. From the fourth quarter of 2002 until June 2004 we focused our attention on developing iseganan for the prevention of ventilator-associated pneumonia (“VAP”). In June 2004, the Company discontinued its clinical trial of iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. Subsequently, the Company terminated the iseganan development program, reduced employees, and evaluated (and continues to evaluate) strategic alternatives, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. The Company, in any case, will continue operations until the conclusion of the securities litigation class action lawsuit described below in Part I, Item 1A, “Risk Factors” and in Part I, Item 3, “Legal Proceedings.”

On May 5, 2005, after considering a variety of strategic alternatives, none of which was determined by management and the Board of Directors to be in the best interests of the Company and its shareholders, the Board of Directors decided to suspend the Company’s active evaluation process and reduce operating expenses to a minimum appropriate level. In accordance with these plans, the Company terminated all of its remaining regular employees on June 15, 2005. The Company will continue to pursue strategic alternatives in the biotechnology industry with the support of consultants and the active participation of its board. In addition, the Company engaged Hickey & Hill, Inc. of Lafayette, California, a firm specializing in managing companies in transition, to assume the responsibilities of day-to-day administration of the Company, and appointed Denis Hickey of Hickey & Hill, Inc. as its Chief Executive Officer and Chief Financial Officer.

We plan to conduct our affairs in the most financially efficient manner practical for a public company.

On December 31, 2005, the Company had a total of $48.8 million in cash, cash equivalents, and short-term investments, and recorded liabilities of $0.4 million.

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

Research and development expense for the three years ended December 31, 2005, 2004, and 2003 was $0.3 million, $11.5 million, and $7.7 million, respectively.

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

Intellectual Property

In April 1994, we entered into a license agreement (the “License Agreement”) with the Regents of the University of California, (the “Regents”) under which we obtained exclusive rights to develop and commercialize Protegrin-based products, such as iseganan. We terminated this License Agreement in December 2004 and re-assigned to the Regents its previously owned undivided ownership interest in certain joint patent rights. As owner of an interest in these patent rights, the Regents would be free to license such rights to any third party and would not be required to compensate us. A number of provisions in the License Agreement survive including confidentiality, restrictions on using either party’s names or trademarks, attorney’s fees in the event of a dispute, maintenance of books and records and certain indemnification obligations.

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

Employees

As of January, 31, 2006, we had no employees.

Item 1A.	Risk Factors

We face significant risks and the risks described below may not be the only risks we face. Additional risks that we do not know of, or that we currently believe are immaterial, may also adversely affect the Company. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected.

The recent delisting of our common stock could have a substantial effect on the price and liquidity of our common stock.

On October 14, 2005, the Company’s common stock was delisted from The NASDAQ National Market. The delisting decision was made by the NASDAQ Listings Qualifications Panel, following an appeal by the Company of a prior determination by the staff of the NASDAQ Stock Market (the “Staff”) that the Company was a “public shell,” raising public interest concerns pursuant to Marketplace Rule 4300. The Company’s quotation for its common stock currently appears in the “Pink Sheets” under the trading symbol “IBPI”. The recent delisting could result in significantly decreased liquidity for the Company’s common stock, making it more difficult for investors to purchase or sell shares of common stock or to obtain accurate quotations as to the price of the common stock. This increased difficulty in trading our common stock could also have a substantial negative effect on the price of the common stock.

As previously disclosed, the Company issued warrants to purchase shares of its common stock in connection with its Series A convertible preferred stock offering on May 1, 2003 which provide that if the Company’s common stock is delisted from NASDAQ, the purchase price for the stock upon exercise of the warrants will be reduced by 50% without any concomitant increase in the number of shares of common stock for which the warrants are then exercisable. This provision was triggered by the Company’s October 2005 delisting. As of September 30, 2005, the Company had warrants to purchase 789,171 shares of its common stock outstanding with an exercise price of $2.066 per share. As a result of the October 14, 2005 delisting, the exercise price dropped from $2.066 to $1.033 per share, and the Company recorded a non-cash charge to “other expense” and an offsetting increase in paid-in-capital in December of 2005 of $789,000 to reflect the fair market value of these warrants.

We are currently a party to a securities litigation class action lawsuit, which, if determined adversely, could negatively affect or limit our strategic alternatives, our financial results or business.

We are currently a party to securities litigation that is described in detail below in Part I, Item 3 of this annual report on Form 10-K. The cost of defense and ultimate disposition of this securities litigation could be material. The Company and the individual defendants are insured under the Company’s directors’ and officers’ insurance policies, with $15 million in total coverage, and a $500,000 deductible, which has been met. However, the Company may incur expenses in the defense or disposition of this securities litigation beyond what is covered by insurance. In addition, the securities litigation has been, and may continue to be, time-consuming and costly.

Directors, principal stockholders and affiliated entities beneficially own or control at least 48% of our capital stock outstanding and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.

As of December 31, 2005, our directors, principal stockholders and affiliated entities beneficially own or control securities representing, in the aggregate, at least 48% of our outstanding common stock. These stockholders, if they determine to vote in the same manner, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. In addition certain directors, principal stockholders and affiliated entities beneficially own or control Series A Preferred stock or warrants which are convertible into or exercisable for 2,367,517 additional shares of common stock.

The holders of our Series A preferred stock have rights that they could exercise against the best interests. of our common stockholders.

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

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions:

•	provide for a classified board of directors of which approximately one-third of the directors will be elected each year;

•	allow the authorized number of directors to be changed only by resolution of the Board;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

•	establish advance notice requirements for nominations to the Board or for proposals that can be acted on at stockholder meetings;

•	authorize our Board to issue blank check preferred stock to increase the amount of outstanding shares; and limit who may call stockholder meetings.

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

During 2005, our closing stock prices ranged from a low of $3.34, to a high of $4.07, and in 2004 ranged from a low of $3.35 to a high of $19.25. Announcements regarding strategic alternatives, including a merger or sale of the Company, or the securities litigation described in Part I, Item 3, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock.

We may continue to incur net losses.

Our accumulated deficit as of December 31, 2005 was $235.6 million, and we may continue to incur losses through the end of 2006. We reduced operating expenses to a minimum appropriate level while conducting our affairs in the most financially efficient manner practical for a public company and litigating the our securities litigation aggressively.

We may not be able to complete the strategic alternative we initially elected to pursue, resulting in increased expenses and a delay in finally completing a selected alternative.

We may select a strategic alternative that we may not be able to complete for various reasons, including a decision of our principal stockholders not to approve such alternative, our inability to obtain regulatory approval, actions of other companies or litigation involving the selected alternative or other matters. In addition, the pendency and or resolution of our securities litigation may adversely affect or limit our strategic alternatives, including adversely affecting our financial results or our ability to liquidate, or deterring other companies from entering into a merger or acquisition with us.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently have no properties. Administration of the Company is performed by Hickey & Hill at its offices at 1009 Oak Hill Road in Lafayette, California.

Item 3.	Legal Proceedings

Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of its officers. The actions were consolidated and a consolidated amended complaint has been filed, purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004. The amended complaint generally alleges that IntraBiotics and several of its officers and directors made false or misleading statements concerning the clinical trial of iseganan. The plaintiffs seek unspecified monetary damages. On February 28, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint. On January 23, 2006, the court issued its decision on the motion, granting the motion to dismiss the claim under the Securities Exchange Act of 1934, with leave to amend, and denying the motion to dismiss the claims under the Securities Act of 1933. The court has given the plaintiffs 30 days to file an amended complaint.

The Company believes the suit to be without merit and intends to defend itself vigorously. However, the Company believes it is likely that the litigation will continue through at least the end of 2006. Due to the uncertainties surrounding the final outcome of this matter, no amounts have been accrued at December 31, 2005. The Company and the individual defendants are insured under the Company’s directors’ and officers’ insurance policies, with $15 million in total coverage, and a $500,000 deductible, which has been met. However, the Company may incur expenses in the defense or disposition of the litigation beyond what is covered by insurance.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the three-month period ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock began trading on the NASDAQ National Market on March 28, 2000, under the symbol “IBPI.” On October 14, 2005 the Company’s stock was delisted from the NASDAQ National Market and currently sells on Pink Sheets. The table below sets forth the high and low bid prices for our common stock for the periods indicated:

	High	Low

1st Quarter ended March 31, 2004	$19.25	$13.25
2nd Quarter ended June 30, 2004	$18.00	$3.70
3rd Quarter ended September 30, 2004	$4.38	$3.35
4th Quarter ended December 31, 2004	$4.20	$3.46
1st Quarter ended March 31, 2005	$4.07	$3.57
2nd Quarter ended June 30, 2005	$3.62	$3.34
3rd Quarter ended September 30, 2005	$3.75	$3.40
4th Quarter ended December 31, 2005	$3.95	$3.40

As of January 31, 2006, there were 111 holders of record of common stock. We estimate that, included within the holders of record, there are approximately 1,800 beneficial owners of common stock. As of January 31, 2006, the closing price for our common stock was $3.65.

Dividend Policy

We have never paid dividends on our common stock. We currently intend to retain any future earnings to support the development of our business. The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock, prior to and in preference to any declaration or payment of a dividend to the holders of common stock. The dividends are payable quarterly in shares of common stock. The number of shares payable is determined based on the average closing sale price of the common stock on the Pink Sheets, on which our common stock is traded, for each of the five trading days immediately preceding the applicable dividend payment date. Until accrued and unpaid dividends on the Series A preferred stock are paid and set apart, no dividends or other distributions in respect of any other shares of our capital stock shall be declared. We do not currently anticipate paying any cash dividends in the foreseeable future.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Statement of Operations Data:
Operating expenses:
Research and development	$255	$11,519	$7,727	$23,053	$38,034
General and administrative	2,980	4,819	5,782	8,617	9,202
Restructuring and other charges	648	858	—	6,118	21,956
Arbitration settlement	—	—	—	(3,600)	—
Impairment of acquired workforce	—	—	—	1,365	—

Total operating expenses	3,883	17,196	13,509	35,553	69,192

Operating loss	(3,883)	(17,196)	(13,509)	(35,553)	(69,192)
Interest income	1,502	700	166	703	2,843
Interest expense	—	—	—	(459)	(1,110)
Other income/(expense), net	(1)	(204)	31	856	93
Change in fair value on revaluation of warrants	(789)	—	—	—	—

Net loss	(3,171)	(16,700)	(13,312)	(34,453)	(67,366)
Non-cash deemed dividend related to beneficial conversion feature of Series A preferred stock	—	—	(1,436)	—	—
Non-cash dividends on Series A preferred stock	(240)	(260)	(182)	—	—

Net loss applicable to common stockholders	$(3,411)	$(16,960)	$(14,930)	$(34,453)	$(67,366)

Basic and diluted net loss per share applicable to common stockholders	$(0.37)	$(2.24)	$(4.01)	$(11.25)	$(27.47)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	9,134	7,559	3,720	3,064	2,453

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$48,830	$50,743	$26,644	$13,315	$35,470
Working capital	48,815	50,462	25,424	15,191	29,629
Total assets	49,171	51,185	27,326	16,226	42,465
Long term obligations, less current portion	—	—	—	—	5,000
Accumulated deficit	(235,570)	(232,159)	(215,199)	(200,269)	(165,816)
Total stockholders’ equity	48,815	50,508	25,628	15,480	26,212

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors”. All forward-looking statements included in this document are based on information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Form 10-K.

Overview

From inception in 1994, through May 2005, we devoted substantially all of our efforts to research and development of anti-microbial drugs, and generated no product revenues. From the fourth quarter of 2002 until June 2004 we focused our attention on developing iseganan for the prevention of ventilator-associated pneumonia (“VAP”). In June 2004, the Company discontinued its clinical trial of iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. Subsequently, the Company terminated the iseganan development program, reduced employees, and evaluated (and continues to evaluate) strategic alternatives, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. The Company, in any case, will continue operations until the conclusion of the securities litigation class action lawsuit described above in Part I, Item 1A, “Risk Factors,” and below in Part I, Item 3, “Legal Proceedings”.

On May 5, 2005, after considering a variety of strategic alternatives, none of which was determined by management and the Board of Directors to be in the best interests of the Company and its shareholders, the Board of Directors decided to suspend the Company’s active evaluation process and reduce operating expenses to a minimum appropriate level. In accordance with these plans, the Company terminated all of its remaining regular employees on June 15, 2005. The Company will continue to pursue strategic alternatives in the biotechnology industry with the support of consultants and the active participation of its board. In addition, the Company engaged Hickey & Hill, Inc. of Lafayette, California, a firm specializing in managing companies in transition, to assume the responsibilities of day-to-day administration of the Company, and appointed Denis Hickey of Hickey & Hill, Inc. as its Chief Executive Officer and Chief Financial Officer.

The registrant plans to conduct its affairs in the most financially efficient manner practical for a public company. During the period that Hickey  & Hill, Inc. will handle the administration of the Company’s affairs, the Board of Directors and selected consultants will evaluate any strategic alternatives that come to the Company’s attention.

On December 31, 2005, the Company had a total of $48.8 million in cash, cash equivalents, and short-term investments, and recorded liabilities of $0.4 million. Based on current projections, the Company expects cash outflows of between $0.5 million and $1.0 million during 2006. This estimate does not include any costs that may be associated with completing a merger, acquisition, in-license opportunity, liquidation of the Company or the disposition of the securities litigation referred to in Part 1, Item 3 of this Form 10-K. There can be no assurance that such a range will be achieved, as actual expenditures and interest income may differ significantly from projected levels.

In February 2003, the Board of Directors approved a cancellation and re-grant of 308,835 unexercised stock options held by existing employees and directors of the Company in a one-for-one exchange and 12,500 options that were re-granted in connection with the cancellation of 54,166 unexercised stock options held by a director of the Company. The re-granted options have an exercise price equal to the closing price of the Company’s common stock on the NASDAQ National Market on February 5, 2003, or $2.76 per share. The options generally vest over a four-year period and will expire in February 2008 if not previously exercised. Variable accounting is being applied to the re-granted options throughout their term. As of December 31, 2005, 203,334 of these options remain outstanding. The related compensation expense depends on both the cumulative vesting of outstanding options and the price of the Company’s common stock at each quarter end, and therefore may have a significant impact on the Company’s future results of operations. In 2005, we recorded a non-cash stock compensation recovery $38,000, as compared with a recovery of $638,000 in connection with variable accounting for re-granted stock options. In addition, we recorded non-cash stock compensation expense related to the amortization of deferred stock compensation of $51,000, $61,000, and $126,000 during the years ended December 31, 2005, 2004, and 2003, respectively, primarily in connection with the grant of certain stock options to employees and officers on, or prior to, the Company’s initial public offering on March 20, 2000. In addition, we have granted stock options to consultants, which resulted in non-cash stock compensation expense of $148,000, $472,000, and $254,000 during the years ended December 31, 2005, 2004, and 2003, respectively. For additional details and a tabular summary of stock compensation expense see Note 10 of the notes to the financial statements included in Item 8 of this Form 10-K.

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

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to clinical trial accruals, income taxes, restructuring costs and stock-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

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

Clinical Trial Accruals

The Company’s accrued costs for clinical trial activities are based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs) or other clinical trial service providers that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. All estimates may differ significantly from the actual amount subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented. As of December 31, 2005 amounts accrued related to clinical trials are approximately $99,000, due to the cessation of clinical trial activity.

Results of Operations

Comparison of Years Ended December 31, 2005, 2004, and 2003

Revenues

IntraBiotics had no product sales or contract revenue for the years ended December 31, 2005, 2004, and 2003.

Expenses

Research and Development

	2005	Change	2004	Change	2003
	(In thousands)

Research and development	$255	(98)%	$11,519	49%	$7,727

Research and development expenses primarily include clinical trial expenses, research and development payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation charges. Research and development expenses decreased 98% in 2005 from 2004 because of the cessation of activities due to the termination of our Iseganan development project in June 2004. Except for the adjustment of certain payables, current research and development costs have ceased as a result of our decision to discontinue the Iseganan program and reduce operating expenses to a minimum appropriate level.

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

Non-cash stock compensation reflected charges of $8,000 in 2005 compared to charges of $26,000, and $59,000 for the years ended December 31, 2004, and 2003, respectively. The decrease from 2004 to 2005 was due to the decrease in stock options outstanding. The decrease from 2003 to 2004 was due to lower amortization of deferred stock compensation expense during 2004 and a recovery related to stock compensation for variable options awards during 2004, as compared to an expense during 2003. These decreases were offset, in part, by an increase in the stock compensation expense for consultant services.

General and Administrative

	2005	Change	2004	Change	2003
	(In thousands)

General and administrative	$2,980	(38)%	$4,819	(16)%	$5,782

General and administrative costs primarily include administrative payroll expense, outside contractors, legal and accounting fees, insurance, non-cash stock compensation charges, facilities, travel and other general administrative expenses. General and administrative expenses decreased by $1.8 million from 2004 to 2005 as a result of expenses associated with decreased headcount and facilities of $0.9 million, and outside contractors and services of $0.8 million. This decrease was offset by an increase in stock compensation expense of $0.3 million related to deferred compensation and variable accounting for stock options for employees and stock compensation for consultants. Stock compensation expense was $153,000 during the year ended 2005 as compared to a stock compensation recovery of $131,000 during the year ended 2004.

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

Non-cash stock compensation charges were $0.2 million in 2005, as compared to a recovery in the year ended December 31, 2004 of $0.1 million and an expense of $1.3 million for the year ended December 31, 2003.

Restructuring and Other Charges

	2005	2004	2003
	(In thousands)

Restructuring and other charges	$648	$858	$—

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

The Company recorded a restructuring charge of $675,000 during the three months ended June 30, 2005, all of which related to employee termination benefits. As of September 30, 2005, $648,000 of the restructuring charge had been settled in cash. The remaining $27,000 was health benefits to terminated employees that did not have to be paid and restructuring charges were adjusted accordingly.

In June 2004, the Company discontinued its clinical trial of iseganan for the prevention of VAP, following a recommendation of the independent data monitoring committee. The Company terminated its iseganan development program, and focused efforts on evaluating various strategic options, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. As a result, in August 2004, the Company implemented a restructuring plan, which included the termination of nine employees and various operating lease commitments. The Company recorded a restructuring charge of $858,000 during the year ended December 31, 2004, of which $748,000 related to involuntary employee termination benefits and $110,000 related to the termination of facility operating leases and the write-off of certain property and equipment. The $748,000 of involuntary employee benefits were comprised primarily of $700,000 of lump sum severance payments and related employer taxes and health and other benefits payable.

There were no restructurings during 2003.

Interest Income and Expense

	2005	Change	2004	Change	2003
	(In thousands)

Interest income	$1,502	115%	$700	322%	$166
Interest expense	$—	n/m	$—	n/m	$—

Interest income in 2005 increased from 2004 because of the substantially higher average interest earning investment balances. 2004 increased from 2003 because of substantially higher average interest earning investment balances due to a public stock offering in May 2004, which raised net proceeds of $41.5 million. For additional information on the public stock offering in May 2004 please see Liquidity and Capital Resources, below.

Other Income/(Expense), net

	2005	Change	2004	Change	2003
	(In thousands)

Other income/ (expense), net	$(1)	(100)%	$(204)	(758)%	$31
Change in fair value on revaluation of warrants	$(789)	n/a	$—	n/a	$—

In September 2004 the Company recorded an expense of $175,000 included in other income/(expense) related to the write-down of the carrying value of 350,000 shares of Series A redeemable preferred stock of Micrologix Biotechnology Inc., (“Micrologix”).

The Company issued warrants to purchase shares of its common stock in connection with its Series A convertible preferred stock offering on May 1, 2003 which provide that if the Company’s common stock is delisted from NASDAQ, the purchase price for the stock upon exercise of the warrants will be reduced by 50% without any associated increase in the number of shares of common stock for which the warrants are then exercisable. This provision was triggered by the Company’s October 2005 delisting from the Nasdaq National Market. As of September 30, 2005, the Company had warrants to purchase 789,171 shares of its common stock outstanding with an exercise price of $2.066 per share. As a result of the October 14, 2005 delisting, the exercise price dropped from $2.066 to $1.033 per share, and the Company recorded a non-cash charge of $789,000 to “other expense” and an offsetting increase in “paid-in-capital” in December of 2005 to reflect the fair market value of these warrants.

Income Taxes

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2005, we had net operating loss carry forwards for federal and state income tax purposes of approximately $214.0 million and $37.0 million, respectively. We also had federal and state research and development tax credits each of approximately $3.2 million. If not utilized, the net operating losses and credits will expire in the years 2005 through 2025. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation could result in the expiration of our net operating losses and credit carryforwards before they can be used. Please read Note 11 of the notes to the financial statements included in Item 8 of this Form 10-K for further information.

Liquidity and Capital Resources

	2005	Change	2004	Change	2003
	(Dollars in thousands)

Cash, cash equivalents, restricted cash and short-term investments	$48,830	(4)%	$50,743	90%	$26,644

At December 31, 2005, we had cash and cash equivalents of $2.8 million, representing a decrease of $1 million from December 31, 2004. Short-term investments were $46 million at December 31, 2005 as compared to $49 million at December 31, 2004. We had no debt outstanding as of December 31, 2005. We invest excess funds in short-term money market funds and securities pursuant to our investment policy guidelines as more fully described in Part I, Item 7A — “Quantitative and Qualitative Disclosures About Market Risk.” The following is an analysis of changes in our cash and cash equivalents in each respective year.

	2005	2004	2003
	(In thousands)

Net cash used in operating activities	$(2,460)	$(17,242)	$(8,823)
Net cash provided by (used in) investing activities	2,981	(37,043)	(9,211)
Net cash provided by financing activities	496	41,754	22,150

Net increase (decrease) in cash and cash equivalents	$1,017	$(12,531)	$4,116

The net cash used in operating activities decreased in 2005 from 2004. The operating cash outflow during 2005 was primarily due to the net loss of $3.2 million. The net cash used in operating activities increased in 2004 from 2003. The operating cash outflow during 2004 was primarily due to the net loss of $16.7 million. During 2003 operating cash outflow was comprised of the net loss of $13.3 million, offset by non-cash stock compensation expense of $1.4 million, decreases in prepaid expenses of $2.1 million and an increase in accrued clinical liabilities of $1.0 million. We expect cash outflows from operating activities for the foreseeable future.

The net cash provided by investing activities in 2005 relates to the purchase of $193 million of short-term investments, offset by the maturity of short-term investments of $196 million. The net cash used in investing activities in 2004 relates to the purchase of $65.2 million of short-term investments, partially offset by the maturity of short-term investments of $28.2 million. The net cash used in investing activities in 2003 relates to the purchase of $12.1 million of short-term investments, partially offset by the maturity of short-term investments of $2.9 million.

Historically we have relied upon cash flows from financing activities to fund our operations. Details of our financing activities during the last three years are as follows:

•	In May 2004, in a public offering on Form S-1, the Company sold 3,450,000 shares of newly issued common stock, $0.001 par value, at $13.00 per share resulting in net cash proceeds of $41.5 million after issuance costs of $3.3 million.

•	In October 2003, in a private placement transaction, the Company sold 1,774,000 shares of newly issued common stock, $0.001 par value, at $10.85 per share, and issued warrants to purchase 354,800 shares of the Company’s common stock, resulting in net cash proceeds of $18.5 million. The warrants have an exercise price of $10.85 per share, subject to adjustment upon a subdivision or combination of the Company’s outstanding common stock, and will expire on October 10, 2008, if not previously exercised.

•	In May 2003, the Company sold 350 shares of a newly created Series A convertible preferred stock and issued warrants to purchase 920,699 shares of common stock, resulting in net cash proceeds of $3.2 million. The warrants have an exercise price of $1.033 per share, subject to adjustment upon a subdivision or combination of the Company’s outstanding common stock, and expire in May 1, 2008, if not previously exercised.

•	Cash proceeds from exercises of stock options were $497,000, $242,000, and $380,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Contractual Obligations

At December 31, 2005, the Company had no operating lease commitments.

The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock. Based on the number of shares of preferred stock outstanding as of December 31, 2005, this equates to $245,000. The dividends are payable quarterly in shares of common stock, and the number of shares payable are determined based on the average closing sale price of the common stock on the Pink Sheets market, on which our common stock is traded, for each of the five trading days immediately preceding the applicable dividend payment date. We do not currently anticipate paying any cash dividends in the foreseeable future.

There were no purchase obligations as of December 31, 2005 that included material penalties for cancellation and were enforceable and legally binding.

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

Future Capital Requirements

We expect to continue to incur operating losses, partially offset by interest income, and will not receive any product revenues. Our efforts are focused on reducing operating expenses to a minimum appropriate level, conducting our affairs in the most financially efficient manner practical for a public company, litigating our securities litigation aggressively, and pursuing strategic alternatives in the biotechnology industry, or liquidation. Based on current projections, the Company expects cash, cash equivalents and short-term investments at December 31, 2006 to be in the range of $47.8 to $48.3 million. This estimate does not include any costs that may be associated with completing any strategic alternative, liquidation of the Company or the disposition of our securities litigation. We currently anticipate our cash, cash equivalents and short-term investments to be sufficient to fund the foregoing efforts for at least the next 12 months. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after January 1, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.

The adoption of the following recent accounting pronouncements did not have a material impact on IntraBiotics results of operations and financial condition:

•	EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

•	In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets — an amendment of APB opinion No. 29,” or SFAS 153. SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

•	In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.

•	In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005.

•	In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, and FASB Statement No. 3.” (SFAS 154) SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

Effective February 3, 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2005, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk, in accordance with our investment policy guidelines, we place investments with high credit quality issuers (rated A1/P1 for short-term investments and Aa3/AA- for long-term investments) and limit the amount of credit exposure to any one issuer to the greater of 5% of the investment portfolio or $1 million, whichever is greater. There are no concentration limits set for obligations of the government of the United States of America and its federal agencies. The average duration of our investment portfolio in 2005 and 2004 was less than one year and the maximum term allowed for any investment was 15 months. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2005 and 2004. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

The following table summarizes the average interest rate and estimated fair value of the short-term investments held by us as of December 31, 2005, and 2004 (in thousands).

		Fair	Average
	Total	Market	Interest
Short-Term Investments	Cost	Value	Rate

December 31, 2005	$46,093	$46,058	4.06%
December 31, 2004	$49,055	$48,988	2.39%

The following is a summary of the Company’s available-for-sale investments as of December 31, 2005 and 2004 (in thousands):

	December, 31 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Government agencies	$30,611	$—	$(30)	$30,581
Commercial Paper	15,482		(5)	15,477
Money market funds	2,638			2,638

Total available-for-sale investments	$48,731	$—	$(35)	48,696

Less; amounts classified as cash equivalents				(2,638)

				$46,058

	December, 31 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

US government agencies	$30,590	$—	$(67)	$30,523
Auction rate securities	18,465			18,465
Money market funds	784			784

Total available-for-sale investments	$49,839	$—	$(67)	49,772

Less; amounts classified as cash equivalents				(784)

				$48,988

None of the investments held as of December 31, 2005 or 2004 had been in a continuous unrealized loss position for more than 12 months. The aggregate fair value of US government agency investments held at December 31, 2005 and December 31, 2004 which had unrealized losses was $29.3 million and $30.5 million, respectively. During 2005 interest rates generally rose and as a result all US government agency investments held at

December 31, 2005 are in an unrealized loss position. The unrealized loss position will continue until either the investment matures, or, until interest rates drop below the rate in effect on the date the various securities were purchased. As a result, the Company has concluded that the impairment is temporary.

The following is a summary of amortized cost and estimated fair value of available-for-sale investments by contract maturity (in thousands):

	December, 31 2005		December, 31 2004
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$48,731	$48,696	$38,248	$38,202
Due in one year or more	—	—	11,591	11,570

Total available-for-sale investments	$48,731	$48,696	$49,839	$49,772

Item 8.	Financial Statements and Supplementary Data

INTRABIOTICS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
INTRABIOTICS PHARMACEUTICALS INC.

We have audited the accompanying balance sheets of IntraBiotics Pharmaceuticals Inc. as of December 31, 2005 and December 31, 2004 and the related statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntraBiotics Pharmaceuticals, Inc. as of December 31, 2005 and December 31, 2004 and the results of its operations and its cash flows for each of the years ended December 31, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/  STONEFIELD JOSEPHSON, INC.
STONEFIELD JOSEPHSON, INC.

San Francisco, California
January 27, 2006

REPORT OF ERNST & YOUNG, LLP INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
IntraBiotics Pharmaceuticals, Inc.

We have audited the statements of operations, stockholders’ equity, and cash flows of IntraBiotics Pharmaceuticals, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of IntraBiotics Pharmaceuticals, Inc.’s operations and its cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

Palo Alto, California
February 6, 2004

INTRABIOTICS PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,772	$1,755
Short-term investments	46,058	48,988
Prepaid expenses and other current assets	341	396

Total current assets	49,171	51,139
Property and equipment, net	—	46

Total assets	$49,171	$51,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58	$154
Accrued clinical liabilities	99	161
Accrued employee liabilities	—	89
Other accrued liabilities	194	273

Total current liabilities	351	677
Commitments and contingencies (Note 6 & 12)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; 300 and 325 shares outstanding and $3,000 and $3,250 aggregate liquidation preference at December 31, 2005 and December 31, 2004, respectively	1,634	1,771
Common stock, $0.001 par value: 70,000,000 shares authorized at December 31, 2005 and December 31, 2004; 9,287,685 and 8,880,344 shares outstanding at December 31, 2005 and December 31, 2004, respectively	9	9
Additional paid-in capital	282,828	281,068
Deferred stock compensation	(45)	(114)
Accumulated other comprehensive loss	(36)	(67)
Accumulated deficit	(235,570)	(232,159)

Total stockholders’ equity	48,820	50,508

Total liabilities and stockholders’ equity	$49,171	$51,185

The accompanying notes are an integral part of these financial statements.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004	2003
	(In thousands, except per share amounts)

Operating expenses:
Research and development	$255	$11,519	$7,727
General and administrative	2,980	4,819	5,782
Restructuring charge	648	858	—

Total operating expenses	3,883	17,196	13,509

Operating loss	(3,883)	(17,196)	(13,509)
Interest Income	1,502	700	166
Other Income (expense), net	(1)	(204)	31
Change in fair value on revaluation of warrants	(789)	—	—

Net loss	(3,171)	(16,700)	(13,312)
Non cash deemed dividend related to bebeficial conversion feature of Series A preferred stock	—	—	(1,436)
Non-cash dividends on Series A preferred stock	(240)	(260)	(182)

Net loss applicable to common stockholders	$(3,411)	$(16,960)	$(14,930)

Basic and diluted net loss per share applicable to common stockholders	$(0.37)	$(2.24)	$(4.01)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	9,134	7,559	3,720

The accompanying notes are an integral part of these financial statements.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Convertible			Additional	Deferred	Other		Total
	Preferred Stock	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands)

Balances at December 31, 2002	$—	3,269	$3	$216,466	$(720)	$—	$(200,269)	$15,480
Issuance of common stock upon exercise of options for cash	—	50	—	380	—	—	—	380
Issuance of common stock and warrants on private placement, net of $710 issuance costs	—	1,774	2	18,536	—	—	—	18,538
Issuance of Series A preferred stock and common stock warrants on private placement, net of $268 issuance costs	1,906	—	—	1,326	—	—	—	3,232
Beneficial conversion feature on Series A preferred stock	—	—	—	1,436	—	—	(1,436)	—
Issuance of common stock upon conversion of Series A preferred stock	(135)	132	—	135	—	—	—	—
Issuance of common stock as dividend on series A preferred stock	—	18	—	117	—	—	(182)	(65)
Issuance of common stock upon exercise of warrants	—	55	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	126	—	—	126
Stock compensation for variable option awards	—	—	—	993	—	—	—	993
Stock compensation for consultant services	—	—	—	254	—	—	—	254
Cancellation of stock options related to employee terminations	—	—	—	(406)	406	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(13,312)	(13,312)
Unrealized gain on securities	—	—	—	—	—	2	—	2

Comprehensive loss								(13,310)

Balances at December 31, 2003	1,771	5,298	5	239,237	(188)	2	(215,199)	25,628
Issuance of common stock upon exercise of options for cash	—	87	1	241	—	—	—	242
Issuance of common stock in a public offering, net of $3,337 issuance costs	—	3,450	3	41,509	—	—	—	41,512
Issuance of common stock as dividend on series A preferred stock	—	41	—	260	—	—	(260)	—
Issuance of common stock upon exercise of warrants	—	4	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	61	—	—	61
Stock compensation for variable option awards	—	—	—	(638)	—	—	—	(638)
Stock compensation for consultant services	—	—	—	472	—	—	—	472
Cancellation of stock options related to employee terminations	—	—	—	(13)	13	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(16,700)	(16,700)
Unrealized loss on securities	—	—	—	—	—	(69)	—	(69)

Comprehensive loss	—	—	—	—	—	—	—	(16,769)

Balances at December 31, 2004	1,771	8,880	9	281,068	(114)	(67)	(232,159)	50,508
Issuance of common stock upon exercise of options for cash	—	179	—	496	—	—	—	496
Issuance of common stock as dividend on series A preferred stock	—	66	—	245	—	—	(240)	5
Issuance of common stock upon conversion of series A preferred stock	(137)	132	—	137	—	—	—	—
Issuance of common stock upon exercise of warrants	—	31	—	—	—	—	—	—
Change due to revaluation of warrants	—	—	—	789	—	—	—	789
Amortization of deferred stock compensation	—	—	—	—	50	—	—	50
Stock compensation for variable option awards	—	—	—	(38)	—	—	—	(38)
Stock compensation for consultant services	—	—	—	150	—	—	—	150
Cancellation of stock options related to employee terminations	—	—	—	(19)	19	—	—	0
Comprehensive loss:
Net loss	—	—	—	—	—	—	(3,171)	(3,171)
Unrealized loss on securities	—	—	—	—	—	31	—	31

Comprehensive loss	—	—	—	—	—	—	—	(3,140)

Balances at December 31, 2005	$1,634	9,288	$9	$282,828	$(45)	$(36)	$(235,570)	$48,820

The accompanying notes are an integral part of these financial statements.

INTRABIOTICS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Operating activities
Net loss	$(3,171)	$(16,700)	$(13,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Change due to revaluation of warrants	789	—	—
Stock compensation for variable option awards	(38)	(638)	993
Amortization of deferred stock compensation	50	61	126
Stock compensation for consultant services	150	472	254
Depreciation and amortization	9	35	92
Loss on disposal of property and equipment	27	33	—
Change in assets and liabilities:
Restricted cash	—	250	—
Prepaid expenses and other current assets	55	82	2,144
Other assets	—	184	(7)
Accounts payable	(96)	13	(204)
Accrued clinical liabilities	(62)	(885)	1,046
Accrued employee liabilities	(89)	(12)	(34)
Accrued restructuring charges	(5)	5	(64)
Other accrued liabilities	(79)	(142)	143

Net cash used in operating activities	(2,460)	(17,242)	(8,823)

Investing activities
Capital expenditures	—	(94)	—
Proceeds from sale of property and equipment	10	—	—
Purchase of short term investments	(193,022)	(65,167)	(12,106)
Proceeds from sale or maturity of short-term investments	195,993	28,218	2,895

Net cash provided by (used in) investing activities	2,981	(37,043)	(9,211)

Financing activities
Proceeds from sale of Series A Preferred stock in private placement, net	—	—	3,232
Proceeds from sale of common stock in private placement, net	—	—	18,538
Proceeds from issuance of common stock, net of issuance costs	496	41,754	380

Net cash provided by financing activities	496	41,754	22,150

Net increase (decrease) in cash and cash equivalents	1,017	(12,531)	4,116
Cash and cash equivalents at beginning of the year	1,755	14,286	10,170

Cash and cash equivalents at end of the year	$2,772	$1,755	$14,286

Supplemental disclosure of non-cash information:
Net deferred stock compensation (cancellations due to employee termination)	$(19)	$(13)	$(406)

Issuance of common stock dividend on Series A preferred stock	$(245)	$(260)	$(182)

Issuance of common stock upon conversion of Series A preferred stock	$(137)	$—	$(135)

Beneficial conversion feature on Series A preferred stock	$—	$—	$(1,436)

The accompanying notes are an integral part of these financial statements.

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business

IntraBiotics Pharmaceuticals, Inc. (“IntraBiotics” or the “Company”), was incorporated in the state of Delaware in 1994. From the fourth quarter of 2002 until June 2004, we focused our efforts on developing iseganan for the prevention of ventilator-associated pneumonia (“VAP”). In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. Subsequently, the Company terminated the iseganan development program, reduced employees, and evaluated (and continues to evaluate) strategic alternatives, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. The Company, in any case, will continue operations until the conclusion of the securities litigation class action lawsuit described below in Part I, Item 1A, “Risk Factors,” and in Part I, Item 3, “Legal Proceedings.”

On May 5, 2005, after considering a variety of strategic alternatives, none of which was determined by management and the Board of Directors to be in the best interests of the Company and its shareholders, the Board of Directors decided to suspend the Company’s active evaluation process and reduce operating expenses to a minimum appropriate level. In accordance with these plans, the Company terminated all of its remaining regular employees on June 15, 2005. The Company will continue to pursue strategic alternatives in the biotechnology industry with the support of consultants and the active participation of its board. In addition, the Company engaged Hickey & Hill, Inc. of Lafayette, California, a firm specializing in managing companies in transition, to assume the responsibilities of day-to-day administration of the Company, and appointed Denis Hickey of Hickey & Hill, Inc. as its Chief Executive Officer and Chief Financial Officer.

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

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of money market funds and debt securities with original maturities of less than 90 days. Short-term investments include securities with maturities of less than one year from the balance sheet date, or securities with maturities of greater than one year that are specifically identified to fund current operations. All

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

cash equivalents and short-term investments are classified as available-for-sale. The Company’s investment securities are recorded at their fair market value, based on quoted market prices. The cost of securities when sold is based upon the specific identification method. Any unrealized gains and losses are recorded as “other comprehensive income” and included as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale investments are included in “other income” in the statements of operations. Gains and losses on sales of available-for-sale investments have been immaterial.

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

Restructuring Charges

The Company has undertaken a number of restructuring efforts. Up until the restructuring efforts undertaken in 2004 the Company accounted for restructuring charges in accordance with the provisions of Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and related interpretations. During 2004 and 2005, the Company accounted for restructuring charges in accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit of Disposal of Activities.” See Note 7 — Restructuring and Other Charges for additional disclosures.

Clinical Trial Accruals

The Company’s accrued costs for clinical trial activities are based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs), investigators, drug processors, laboratories, consultants, or other clinical trial service providers that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP. As of December 31, 2005 and 2004, clinical trial accruals of $99,000 and $161,000, respectively, consisted of amounts due to hospitals and doctors who participated in this trial.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has elected to follow APB 25 and related interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of an employee or director stock option is set equal or in excess of the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. In February 2003, certain stock options issued to employees for whom the exercise prices had originally been set at less than the fair market value of the underlying stock on the grant date were cancelled and re-granted in a one-for-one exchange. The Company had recorded deferred compensation for the difference between the original exercise price and the fair market value of the underlying stock on the grant date as a component of stockholders’ equity, and the total was being amortized on a straight-line basis over the vesting

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

period of the original awards, ranging from four to six years. The related re-granted options all vest over a four-year period, and the remaining unamortized deferred compensation as of the re-grant date is now being amortized over the new four-year vesting schedule, commencing at the date of re-grant.

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

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except
	per share amounts)

Net loss applicable to common stockholders, as reported	$(3,411)	$(16,960)	$(14,930)
Add: Stock-based employee compensation expense (recovery) included in reported net loss applicable to common stockholders	12	(577)	1,119
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,824)	(7,049)	(1,577)

Net loss applicable to common stockholders, pro forma	$(5,223)	$(24,586)	$(15,388)

Net loss per share applicable to common stockholders:
Basic and diluted — as reported	$(0.37)	$(2.24)	$(4.01)

Basic and diluted — pro forma	$(0.57)	$(3.25)	$(4.14)

The fair value of stock options granted to employees was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003

Risk-free interest rate	3.79%	3.55%	2.92%
Volatility	0.25	1.00	1.00
Dividend yield	0.00%	0.00%	0.00%
Expected life of option	6.1 years	5 years	5 years

The weighted-average fair value of options granted to employees during 2005, 2004, and 2003 was $3.98, $11.43, and $2.24, respectively.

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss

The components of comprehensive loss in each year presented are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Net loss	$(3,171)	$(16,700)	$(13,312)
Unrealized gain (loss) on available-for-sale securities	31	(69)	2

Comprehensive loss	$(3,140)	$(16,769)	$(13,310)

Net Loss Per Share

Basic and diluted net loss per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share”, and is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). As the Company’s potentially dilutive securities were anti-dilutive for all periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net loss per share applicable to common stockholders was 2,921,071, 4,133,843, and 3,297,363 for the years ended December 31, 2005, 2004, and 2003, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 31, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R effective January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.

The adoption of the following recent accounting pronouncements did not have a material impact on IntraBiotics results of operations and financial condition:

•	EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets — an amendment of APB opinion No. 29,” or SFAS 153. SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

•	In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.

•	In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005.

•	In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, and FASB Statement No. 3.” (SFAS 154) SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

Effective February 3, 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Available-For-Sale Investments

The following is a summary of the Company’s available-for-sale investments as of December 31, 2005 and 2004 (in thousands):

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Government agencies	$30,611	$—	$(30)	$30,581
Commercial Paper	15,482		(5)	15,477
Money market funds	2,638			2,638

Total available-for-sale investments	$48,731	$—	$(35)	48,696

Less; amounts classified as cash equivalents				(2,638)

				$46,058

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

US government agencies	$30,590	$—	$(67)	$30,523
Auction rate securities	18,465			18,465
Money market funds	784			784

Total available-for-sale investments	$49,839	$—	$(67)	49,772

Less; amounts classified as cash equivalents				(784)

				$48,988

None of the investments held as of December 31, 2005 or 2004 had been in a continuous unrealized loss position for more than 12 months. The aggregate fair value of US government agency investments held at December 31, 2005 and 2004 which had unrealized losses was $29.3 and $30.5 million respectively. During 2005 interest rates generally rose and as a result all US government agency investments held at December 31, 2005 are in an unrealized loss position. The unrealized loss position will continue until either the investment matures, or, until interest rates drop below the rate in effect on the date the various securities were purchased. As a result the Company has concluded that the impairment is temporary.

The following is a summary of amortized cost and estimated fair value of available-for-sale investments by contract maturity (in thousands):

	December 31, 2005		December 31, 2004
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$48,731	$48,696	$38,248	$38,202
Due in one year or more	—	—	11,591	11,570

Total available-for-sale investments	$48,731	$48,696	$49,839	$49,772

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004

Machinery and equipment	$—	$373
Less: Accumulated depreciation	0	(327)

Property and equipment, net	$—	$46

Depreciation and amortization expense for property and equipment totaled $9,000, $35,000, and $92,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

5.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004

Accrued professional fees	$104	$144
Accrued dividends on Series A convertible stock	60	65
Other accrued liabilities	30	64

Total other accrued liabilities	$194	$273

6.	Commitments and contingencies

At December 31, 2005, the Company had no operating leases commitments.

7.	Restructuring and Other Charges

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

2005 Restructuring

The Company recorded a restructuring charge of $675,000 during the three months ended June 30, 2005, all of which related to employee termination benefits. As of September 30, 2005, $648,000 of the restructuring charge had been settled in cash. The remaining $27,000 was health benefits to terminated employees that did not have to be paid and restructuring charges were adjusted accordingly.

INTRABIOTICS PHARMACEUTICALS, INC.

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

The Company acquired Apothogen in order to obtain its workforce, primarily sales and marketing management and to obtain the services of Ernest Mario Ph.D. Concurrent with the closing of the acquisition, Dr. Mario, joined the Company as Chairman and Chief Executive Officer and purchased $5.0 million of newly issued shares of the Company’s common stock in a private placement at a purchase price of $48.12 per share. Dr. Mario resigned from the Company’s board of Directors in June of 2005, and is no longer affiliated with the Company.

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

The Preferred Stock is convertible into 1,841,404 shares of common stock at any time, at a conversion price of $1.90 per share, subject to adjustment upon the occurrence of certain events, such as stock splits, payment of dividends to common stockholders, reorganizations, mergers or consolidations. Each share of Preferred Stock automatically converts into shares of common stock on the tenth day after the day that the closing sale price of the Company’s common stock on the NASDAQ National Market has reached at least $8.28 and has remained at such level for 20 consecutive trading days, but only after the earlier to occur of (1) the unblinding and the public announcement of the results of the Company’s first pivotal clinical trial of iseganan for the prevention of VAP, or (2) May  1, 2005. The unblinding of the VAP trial occurred in June 2004 and May 1, 2005 has passed, but since that time the Company’s shares have not traded over $8.28 so automatic conversion has not occurred. The holders of Preferred Stock are also entitled to receive, but only out of funds legally available for dividends, cumulative dividends payable quarterly, at the annual rate of eight percent of the original issue price of $10,000 on each outstanding share of Preferred Stock. The dividend will be paid in common stock based on the average of the closing sales prices of the common stock on the NASDAQ National Market for the five trading days immediately preceding and ending on the last trading day prior to the date the dividends are payable. The dividends are paid in preference to any other declared dividends. Upon any liquidation, dissolution or winding up (as such terms are defined in the Company’s Certificate of Designation) of the Company, before any distribution or payment can be made to the holders of the Company’s common stock, each holder of Preferred Stock is entitled to receive an amount equal to $10,000 plus all accrued or declared and unpaid dividends and such dividends shall be payable in cash. Each share

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of Preferred Stock is entitled to a number of votes equal to the number of shares of common stock issuable based upon a conversion price equal to the closing sale price, or bid price if no sales were reported, of the common stock on the NASDAQ National Market on the date the Preferred Stock and Warrant Purchase Agreement was signed. The number of votes is not adjustable except upon a stock split, a reverse stock split, or other similar event affecting the rights of the Preferred Stock. Holders of Preferred Stock are also entitled to elect two members of the Board of Directors, and a majority of the holders of the Preferred Stock must consent to certain actions prior to the Company taking them.

In connection with the sale of the Preferred Stock, the Company issued immediately exercisable warrants to purchase 920,699 shares of the Company’s common stock to the purchasers of the Preferred Stock, at an exercise price of $2.066 per share, subject to adjustment upon the occurrence of certain events, such as stock splits, payment of dividends to common stockholders, reorganizations, mergers or consolidations. Additionally, the exercise price of the warrants will be reduced by 50% if the Company’s common stock is delisted from the NASDAQ National Market. The warrants will expire on May 1, 2008, if not previously exercised. The warrants issued to the holders of Preferred Stock were assigned a value of $1,326,000, which decreased the carrying value of the Preferred Stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.52%, an expiration date of May 1, 2008, and a volatility factor of 1.00 and a dividend yield of 0%. In connection with the issuance of the Preferred Stock and warrants, the Company recorded $1,436,000 related to the beneficial conversion feature on the Preferred Stock as a deemed dividend, which increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per share. A beneficial conversion feature is present because the effective conversion price of the Preferred Stock was less than the fair value of the common stock on the commitment date. Pursuant to the terms of the Preferred Stock and Warrant Purchase Agreement, the Company is subject to certain negative and restrictive covenants, such as limitations on indebtedness and the issuance of additional equity securities without specific approvals by the Board of Directors.

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

The Company had 300 and 325 shares of preferred stock outstanding as of December 31, 2005 and 2004, respectively. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

On October 14, 2005, the Company’s Stock was delisted from The NASDAQ National Market. The delisting decision was made by the NASDAQ Listings Qualifications Panel, following an appeal by the Company of a prior determination by the staff of the NASDAQ Stock Market (the “Staff”) that the Company was a “public shell,” raising public interest concerns pursuant to Marketplace Rule 4300.

As of September 30, 2005 the Company had 789,171 such warrants outstanding with an exercise price of $2.066 per share. As a result of the October 14, 2005 delisting, the exercise price dropped from $2.066 to $1.033 per share, and the Company recorded a non-cash charge of $789,000 to “other expense” and an offsetting increase in paid-in-capital in December of 2005 to reflect the fair market value of these warrants.

The Company’s quotation for its common stock appears in the “Pink Sheets” under the trading symbol “IBPI”.

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at December 31, 2005 were as follows:

Equity incentive plans	2,006,758
Warrants	1,148,138
Series A convertible preferred stock	1,578,346

Total shares reserved for future issuance	4,733,242

On October 14, 2005, the Company’s Stock was delisted from The NASDAQ National Market. The Company’s quotation for its common stock appears in the “Pink Sheets” under the trading symbol “IBPI”.

Warrants

In July 2001, the Company issued warrants to purchase 58,333 shares of the Company’s common stock at an exercise price of $24.00 per share. These warrants were issued in connection with the termination of the discovery, development and license agreement with Diversa Corporation. The warrants expired on July  27, 2005. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 6%, a contractual life of four years, a volatility factor of 0.75 and a dividend yield of 0%. The weighted-average fair value of these warrants was $9.60. The value assigned to these warrants was $560,000, which was included as part of the Company’s May 2001 restructuring charges.

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

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Stock Option Plans

The 2004 Stock Incentive Plan (the “2004 Plan”) was adopted in May 2004, and replaced the 2000 Equity Incentive Plan (the “2000 Plan”), which in turn had replaced the 1995 Incentive Stock Plan (the “1995 Plan”), collectively the Predecessor Plans. The termination of the Predecessor Plans had no effect on the options that were granted there under. The terms of awards granted under the Predecessor Plans were substantially similar to those granted under the 2004 Plan.

The 2004 Plan allows for the granting of options to purchase stock, stock bonuses and rights to acquire restricted stock of up to 2,050,000 shares of common stock to employees, consultants, and directors. The number of shares of Common Stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2005, by an amount equal to five percent (5%) of the sum of the following share numbers, calculated as of the last trading day in December of the immediately preceding calendar year: (i) the total number of shares of Common Stock outstanding on that date and (ii) the number of shares of Common Stock into which the outstanding shares of the Corporation’s preferred stock are convertible on that date. In no event shall any such annual increase exceed 2,000,000 shares. In accordance with the preceding formula, the shares available for issuance under the 2004 Plan were increased by 529,510 on January 1, 2005 and 543,302 on January 1, 2006.

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

The 2002 Non-Officer Equity Incentive Plan (the “2002 Plan”) was adopted in August 2002 and allows the granting of stock awards through nonstatutory stock options, stock bonuses and rights to acquire restricted common stock of up to 208,333 shares of common stock, to employees of the Company who are not officers, to executive officers not previously employed by the Company as an inducement to entering into an employment contract with the Company, and to consultants of the Company.

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

As of December 31, 2005 there were 1,091,776 and 56,250 shares of common stock available for grant under the 2004 Plan and the 2002 Plan, respectively.

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity and related information is as follows:

	Outstanding Options
		Weighted-
	Number of	Average Exercise
	Shares	Price

Balance at December 31, 2002	631,335	$39.24
Granted	822,527	$2.97
Exercised	(49,863)	$7.68
Cancelled	(581,018)	$40.93

Balance at December 31, 2003	822,981	$3.73
Granted	1,064,750	$15.01
Exercised	(87,423)	$2.75
Cancelled	(638,575)	$13.97

Balance at December 31, 2004	1,161,733	$8.51
Granted	145,500	$3.98
Exercised	(178,716)	$3.56
Cancelled	(557,850)	$8.73

Balance at December 31, 2005	570,667	$8.92

At December 31, 2005, 2004, and 2003, options to purchase 383,578, 370,087, and 165,187 shares of common stock, respectively, were exercisable. The following table summarizes information about options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted		Weighted-
		Remaining	Average		Average
	Number of	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

$ 2.28 - 2.40	8,333	0.8	$2.40	8,333	$2.40
$ 2.76	203,334	4.58	$2.76	144,995	$2.76
$ 3.80 - 4.08	62,500	9.01	$4.00	57,500	$4.00
$13.06 - 16.49	296,500	8.2	$14.40	172,750	$14.50

	570,667	7.08	$8.92	383,578	$8.14

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

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Compensation

The Company recorded stock compensation cost as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Stock compensation for variable option awards	$(38)	$(638)	$993
Amortization of deferred stock compensation expense	51	61	126
Stock compensation for consulting services	148	472	254

Total stock compensation expense	$161	$(105)	$1,373

Stock Compensation for Variable Option Awards.  In February 2003, the Board of Directors approved a cancellation and re-grant of 308,835 unexercised stock options held by existing employees and directors of the Company in a one-for-one exchange and 12,500 options that were re-granted in connection with the cancellation of 54,166 unexercised stock options held by a director of the Company. The newly granted options have an exercise price equal to the closing price of the Company’s common stock on the NASDAQ National Market on February 5, 2003, or $2.76 per share. The options generally vest over a four-year period and will expire in February 2008 if not previously exercised. Variable accounting is being applied to the re-granted options throughout their term. The related compensation expense depends on both the cumulative vesting of outstanding shares and the price of the Company’s stock. During 2004 the Company recorded a stock compensation recovery primarily as a result of a stock price decline.

Amortization of Deferred Stock Compensation Expense.  In connection with the grant of certain stock options to employees and officers on or prior to the Company’s initial public offering on March 20, 2000 and in connection with an agreement to modify the vesting of one officer’s unvested stock options is being amortized to expense on a straight-line basis over the vesting period of the options, ranging from four to six years. The vesting schedule of the unexercised portion of the granted options was changed following their cancellation and re-grant in February 2003, and consequently the amortization schedule was also changed to reflect the new four-year vesting schedule. In connection with the termination of various employees and cancellation of unvested stock options, the Company recorded a reduction to deferred stock compensation, which is a component of stockholders’ equity, of $70,000, $13,000, and $406,000 in the years ended December 31, 2005, 2004, and 2003, respectively.

Stock Compensation for Consultant Services.  In connection with grants made to consultants the Company recorded stock compensation expense in accordance with FAS 123 and relevant interpretations.

Retirement Savings Plan

The Company has a retirement savings plan (the “Savings Plan”) which qualifies as a deferred savings plan under section 401(k) of the Internal Revenue Code. As of December 31, 2005 the plan assets have been distributed in their entirety to plan participants.

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The Company had no current state or federal income tax for the years ended December 31, 2005, 2004, and 2003. The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to pre tax loss and the actual provision for income was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

U.S. federal (benefit) at statutory rate	$(1,078)	$(5,678)	$(4,526)
State taxes	—	—	—
Unutilized net operating losses	753	5,875	4,050
Stock based compensation	55	(200)	467
Non deductible warrant expense	268	—	—
Other	2	3	9

Total	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004

Net operating loss carryforwards	$74,900	$74,000
Research and development tax credits	5,400	5,500
Capitalized research and development costs	8,600	8,200
Other, net	1,100	100

Total Deferred Tax Assets	$90,000	$87,800
Valuation Allowance	$(90,000)	$(87,800)

Net Deferred Tax Assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.2 million, $7.1 million, and $5.6 million during 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $214.0 million, which expire in the years 2009 through 2025, and federal research and development credits of approximately $3.2 million, which expire in the years 2009 through 2025. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $37.0 million, which expire in the years 2006 through 2017 and federal and state research and development tax credits of approximately $3.2 million and $3.4 million, respectively. The federal research and development credits expire in the years 2008 through 2025. The state research and development tax credits do not expire.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

12.	Legal Proceedings

Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of its officers. The actions were

INTRABIOTICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

consolidated and a consolidated amended complaint has been filed, purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004. The amended complaint generally alleges that IntraBiotics and several of its officers and directors made false or misleading statements concerning the clinical trial of iseganan. The plaintiffs seek unspecified monetary damages. On February 28, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint. On January 23, 2006, the court issued its decision on the motion, granting the motion to dismiss the claim under the Securities Exchange Act of 1934, with leave to amend, and denying the motion to dismiss the claims under the Securities Act of 1933. The court has given the plaintiffs 30 days to file an amended complaint.

The Company believes the suit to be without merit and intends to defend itself vigorously. However, the Company believes it is likely that the litigation will continue through at least the end of 2006. Due to the uncertainties surrounding the final outcome of this matter, no amounts have been accrued at December 31, 2005. The Company and the individual defendants are insured under the Company’s directors’ and officers’ insurance policies, with $15 million in total coverage, and a $500,000 deductible, which has been met. However, the Company may incur expenses in the defense or disposition of the litigation beyond what is covered by insurance.

13.	Quarterly Financial Data (Unaudited)

	2005				2004
	First	Second	Third	Fourth	First	Second	Third	Fourth

Operating loss	$(1,383)	$(1,585)	$(540)	$(375)	$(6,310)	$(5,252)	$(4,007)	$(1,627)
Net loss	(1,074)	(1,246)	(144)	(707)	(6,237)	(5,138)	(3,961)	(1,364)
Net loss applicable to common stockholders	(1,134)	(1,306)	(204)	(767)	(6,302)	(5,203)	(4,026)	(1,429)
Basic and diluted loss per share applicable to common stockholders	$(0.13)	$(0.14)	$(0.02)	$(0.08)	$(1.19)	$(0.73)	$(0.46)	$(0.16)

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the year that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 9B.  Other Information

On February 10, 2006 the Board approved an amendment to the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) to simplify the automatic grant program and to reflect the full Board’s assumption of the functions previously carried out by the Audit, Compensation and Nominating and Corporate Governance Committees. Pursuant to the terms of the amended program, on the first trading date in January each year, beginning in January 2007, each individual serving as a non-employee Board member at that time will automatically be granted an option under the 2004 Plan to purchase 12,500 shares of common stock. In addition, each individual serving as a non-employee Board member on February  13, 2006 received an automatic option grant for 12,500 shares on such date. Each newly-appointed or elected non-employee Board member will receive an automatic option grant for 25,000 shares at the time he or she becomes a non-employee board member. Each automatic option grant under the

2004 Plan will have an exercise price per share equal to the fair market value per share of IntraBiotics common stock on the date immediately preceding the grant date and will have a maximum term of 10 years, subject to earlier termination upon the optionee’s cessation of Board service. Each 12,500-share option will vest in one installment upon the optionee’s completion of one year of Board service measured from the grant date and each 25,000-share option will vest in a series of thirty-six equal successive monthly installments upon the optionee’s completion of each month of Board service over the thirty-six month period measured from the grant date. A copy of the 2004 Plan, as amended and Restated, is filed as Exhibit 10.32 hereto and is incorporated by reference herein.

Beginning in 2006, the annual cash retainer for members of the Board was increased to $20,000. The annual cash retainer is payable in equal quarterly installments. Directors will continue to be reimbursed for reasonable expenses in attending Board meetings.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following table sets forth certain information regarding the directors and executive officers of IntraBiotics as of January 31, 2006:

Name	Age	Position with the Company

Denis Hickey	61	Chief Executive Officer and Chief Financial Officer
Henry J. Fuchs, M.D.	48	Director
Jack S. Remington, M.D.	75	Director
Kevin C. Tang	38	Director

Denis Hickey.  Mr. Hickey is a founding principal of Hickey & Hill, a firm that specializes in the management of companies in transition. Since 2001, Mr. Hickey has performed advisory and management assignments for several clients of Hickey & Hill., in the marketing services, agriculture, high tech equipment and other industries. From June 2003 through November 2003, Mr. Hickey was acting CFO of Force Protection, Inc.; a manufacturer of mine protected vehicles. Mr. Hickey’s prior experience also includes serving as CEO, CFO or Controller for a number of companies, including some that were publicly traded, and he began his career in public accounting with Touche Ross & Co. (now Deloitte & Touche). Mr. Hickey provides his services to the Company under the agreement between the Company and Hickey & Hill. Mr. Hickey replaced Henry J. Fuchs who was the Company’s Chief Executive Officer until June 15, 2005 when his employment terminated. In August of 2005 Mr. Hickey replaced Gregory W. Schafer, a consultant of the Company, as the Company’s Chief Financial Officer.

Henry J. Fuchs, M.D.  Dr. Fuchs has served as a director of IntraBiotics since November 2001. Dr Fuchs is Executive Vice President and Chief Medical Officer at Onyx Pharmaceuticals, Inc. He served as Chief Executive Officer of IntraBiotics from January 2003 until June 2005. Dr. Fuchs joined IntraBiotics as Vice President, Clinical Affairs in October 1996 and was appointed President and Chief Operating Officer in November 2001. From 1987 to 1996, Dr. Fuchs held various positions at Genentech, Inc., a biotechnology company, where, among other things, he had responsibility for the clinical program that led to the approval for Genentech’s Pulmozyme®. Dr. Fuchs was also responsible for the Phase III development program that led to the approval of Herceptin® to treat metastatic breast cancer. Dr. Fuchs received an M.D. degree from George Washington University and a B.A. degree in biochemical sciences from Harvard University.

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

SEC regulations require us to identify in this proxy statement anyone who filed a required report late during the most recent fiscal year. To IntraBiotics’ knowledge, based solely on a review of the copies of such reports furnished to IntraBiotics and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied on a timely basis, except that: (a) Jack Remington, a director, did not timely file a Form 4 with respect to the grant of his options to purchase 10,000 shares of common stock in January 2005; Kevin Tang, a director and a ten percent stockholder, did not file a Form 4 with respect to the grant of his options to purchase 10,000 shares of common stock in January 2005; Gary Lyons, a former director, did not timely file a Form 4 with respect to the grant of his options to purchase 17,500 shares of common stock in January 2005; Jerry Jackson, a former director, did not timely file a Form 4 with respect to the grant of his options to purchase 17,500 shares of common stock in January 2005; Mark Perry, a former director, did not timely file a Form 4 with respect to the grant of his options to purchase 22,500 shares of common stock in January 2005; Kathleen Stafford, a former officer, did not timely file a Form 4 with respect to the grant of her options to purchase 5,000 shares of common stock in March 2005; and the Baker Biotech Funds, a ten percent stockholder, did not timely file seven Form 4s with respect to its seven separate acquisitions of an aggregate total of 140,000 shares of common stock all in July 2005; and (b) no officer, director or ten percent stockholder, other than Kevin Tang, Denis Hickey, Gary Lyons and Mark Perry, filed a Form 5 with the SEC or provided IntraBiotics with a written representation that no other report is required.

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

Board Committees and Meetings

During the fiscal year ended December 31, 2005 the Board held seven (7) meetings including telephone conference meetings and acted by unanimous written consent once. During the fiscal year ended December 31, 2005, each member of the Board attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he or she served, held during the period for which he or she was a director or committee member, respectively.

During 2005, the Board had an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Because of the Company’s limited operations and resignations of Board committee members, the Board dissolved the Audit, Compensation and the Nominating and Corporate Governance Committees effective January 27, 2006, and assumed the functions of those committees. We do not have an audit committee financial expert serving on the Board as a result of the resignation of Mark Perry during 2005. Due to the current circumstances of the Company, we have not undertaken a search to find a new member of the board who would qualify as an audit committee financial expert.

Item 11.	Executive Compensation

Directors Compensation

In 2005, members of the Board received an annual cash retainer fee of $10,000, paid in one installment, and were reimbursed for reasonable expenses in attending Board meetings. During the 2005 year, all board members were eligible to participate in the Company’s 2004 Stock Incentive Plan (the “2004 Plan”). Pursuant to the option grant formula program under such plan in effect for the 2005 year, on the first trading date in January each year, each individual serving as a non-employee Board member at that time will automatically be granted an option under the 2004 Plan to purchase 10,000 shares of common stock. In addition, each non-employee Board member who is serving at that time as a member of the Audit Committee, Compensation Committee or the Nominating and Corporate Governance Committee also received an automatic option grant under the 2004 Plan to purchase 2,500 shares of common stock for each of those committees of which he or she is a member, except that the option grant for the Chair of the Audit Committee will be for 7,500 shares and the option grant for the Chair of the Compensation Committee and the Nominating and Corporate Governance Committees will each be for 5,000 shares. In addition, each newly-appointed or elected non-employee Board member will receive an automatic option grant for 25,000 shares at the time he or she becomes a non-employee Board member. Each automatic option grant under the 2004 Plan will have an exercise price per share equal to the fair market value per share of IntraBiotics common stock on the date immediately preceding the grant date and will have a maximum term of 10 years, subject to earlier termination upon the optionee’s cessation of Board service. Each annual option grant made to any continuing Board and Committee member will vest upon the optionee’s completion of one year of Board service measured from the grant date. Each initial 25,000 share option will vest in a series of thirty-six equal successive monthly installments upon the optionee’s completion of each month of Board service over the thirty-six month period measured from the grant date.

Option grants were made to the non-employee Board members on January 3, 2005 in accordance with the existing formula grant program in effect for them pursuant to the 2004 Plan, as that program is summarized above. Accordingly, each of the following non-employee Board members received option grants for the indicated number of shares with an exercise price of $4.08 per share in connection with their Board or Board committee service: Dr. Mario (15,000 shares), Dr. Remington (10,000 shares), Mr. Perry (22,500 shares), Mr. Jackson (17,500 shares), Mr. Lyons (17,500 shares) and Mr. Tang (10,000 shares).

Because of the Company’s limited operations and resignations of Board committee members, the Board dissolved the Audit, Compensation and the Nominating and Corporate Governance Committees effective December 31, 2005, and assumed the functions of those committees. Effective December 31, 2005, the Board froze the automatic grant program under the 2004 Plan, so that no additional option grants would be made under that program until such time as the Board determined otherwise. On February 10, 2006 the Board approved an amendment to the 2004 Plan to simplify the automatic grant program and to reflect the full Board’s assumption of the functions previously carried out by the Audit, Compensation and Nominating and Corporate Governance Committees. Pursuant to the terms of the amended program, on the first trading date in January each year, beginning in January 2007, each individual serving as a non-employee Board member at that time will automatically be granted an option under the 2004 Plan to purchase 12,500 shares of common stock. In addition, each individual serving as a non-employee Board member on February 13, 2006 has received an automatic option grant for 12,500 shares on such date. Each newly-appointed or elected non-employee Board member will receive an automatic option grant for 25,000 shares at the time he or she becomes a non-employee board member. Each automatic option grant under the 2004 Plan will have an exercise price per share equal to the fair market value per share of IntraBiotics common stock on the date immediately preceding the grant date and will have a maximum term of 10 years, subject to earlier termination upon the optionee’s cessation of Board service. Each 12,500-share option will vest in one installment upon the optionee’s completion of one year of Board service measured from the grant date and each 25,000-share option will vest in a series of thirty-six equal successive monthly installments upon the optionee’s completion of each month of Board service over the thirty-six month period measured from the grant date. Beginning in 2006, members of the Board will receive an annual cash retainer fee of $20,000, payable in equal quarterly installments, and will be reimbursed for reasonable expenses in attending Board meetings.

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

Executive Compensation

The following table shows for the fiscal years ended December 31, 2005, 2004 and 2003, compensation awarded or paid to, or earned by (i) each individual serving as our Chief Executive Officer in the 2005 year and (ii) two other executive officers earning more than $100,000 who have been included in the table by reason of their salary and bonus for fiscal year 2005, but were not acting as executive officers at the end of the year (the “Named Executive Officers”). In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers that are available generally to all our salaried employees. In addition, it does not include certain perquisites and other personal benefits received by the Named Executive Officers, which do not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

Summary Compensation Table

					Long Term
					Compensation
					Securities
		Annual Compensation			Underlying	All Other
Name and Principal Position	Year	Salary ($)		Bonus ($)	Options	Compensation ($)

Hickey & Hill, Denis Hickey(1)	2005					96,000	(1)
Chief Executive Officer and
Chief Financial officer
Henry J. Fuchs, M.D.(2)	2005	199,323			368,333	583,602	(3)
Former President and	2004	360,000			160,000	10,808	(4)
Chief Executive Officer	2003	313,750		40,000	200,000
Gregory Schafer(5)	2005	120,000	(6)
Former Principal Financial Officer
Steven B. Ketchum(7)	2005	104,504
Former Senior Vice President of	2004	256,515
Operation & Regulatory Affairs	2003	235,083		20,000	125,000

(1)	In consideration for Hickey & Hill’s services to the Company, including Denis Hickey’s services as Chief Executive Officer and Chief Financial Officer, pursuant to the Services Agreement described under “Employment Contracts and Termination of Employment and Change-in-Control Arrangements”, Hickey & Hill was paid (i) a one-time fee of $20,000, (ii) monthly fees in the aggregate amount of $72,000 and (iii) a bonus in the amount of $10,000.

(2)	Dr. Fuchs was appointed Chief Executive Officer of IntraBiotics on January 27, 2003. Dr. Fuchs was terminated as part of a restructuring on June 15, 2005, but has retained his position as a member of the board.

(3)	Represents (i) a severance payment of $547,832, (ii) continued health care coverage at the Company’s expense between June 15, 2005 and December 31, 2005 (valued at $25,772), and (iii) Dr. Fuch’s $10,000 board retainer fee.

(4)	Represents Dr. Fuch’s 10,000 board retainer fee and payments for life insurance made by the Company on behalf of Mr. Fuchs in the aggregate amount of $808.

(5)	Gregory Schafer was appointed Principal Financial Officer of IntraBiotics in a consulting capacity on January 15, 2005, and was terminated as part of a restructuring on August 24, 2005.

(6)	Mr. Schafer was paid a monthly consulting fees in the aggregate amount of $120,000, as described under “Employment Contracts, and Termination of Employment and Change-in-Control Arrangements.”

(7)	Steven B. Ketchum was appointed an officer and Senior Vice President of Operations and Regulatory Affairs on May 7, 2004, and was terminated as part of a restructuring on June 15, 2005.

Option Grants in Last Fiscal Year

The following table shows for the fiscal year ended December 31, 2005, certain information regarding options granted to the Named Executive Officers. The potential realizable value is calculated based on the term of the option on the date of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. However, the stock option grant summarized in the table terminated and ceased to be outstanding prior to any gain actually being realized by the option holder. The 5% and 10% assumed rates of appreciation are derived from the rules of the SEC and do not represent IntraBiotics’ estimate or projection of the future common stock price.

Potential Realizable
	Individual Grants				Value at Assumed
	Number of	Percent of			Annual Rates of
	Securities	Total Options			Stock Price
	Underlying	Granted to	Exercise		Appreciation for
	Options	Employees in	Price	Expiration	Option Term ($)
Name	Granted	Fiscal Year	($/Sh)	Date	5%	10%

Gregory Schafer	20,000	N/A	3.80	Cancelled	47,796	121,124

(1)	Mr. Schafer’s option was granted a ten year term ending March 2, 2015, subject to earlier termination upon the termination of Mr. Schafer’s consulting arrangement with the Company. The option terminated and ceased to be outstanding in connection with the termination of Mr. Schafer’s consulting arrangement prior to any shares becoming vested or exercisable under such option grant.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values

The following table sets forth as to the Named Executive Officers, information concerning options held as of December 31, 2005 and exercised during the fiscal year ended December 31, 2005. No stock appreciation rights were exercised during the 2005 fiscal year, and none of the Named Executive Officers held any stock appreciation rights at the end of that year. Neither Gregory Schafer nor Denis Hickey exercised any stock options in the 2005 year, and neither executive held any unexercised options as of December 31, 2005.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options at		In-the-Money Options at
	Acquired	Value	December 31, 2005		December 31, 2005(1) ($)
Name	on Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Henry J. Fuchs	—	—	217,077	151,256	396,379	160,457
Steven B. Ketchum	67,706	$231,600	N/A	N/A	N/A	N/A

(1)	Based on the market price of $3.61 per share, determined on the basis of the closing selling price per share of common stock on the Pink Sheets on December 31, 2005 less the option exercise price per share.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

In June 2001, the Board adopted a Senior Executive Severance Benefit Plan for the benefit of IntraBiotics’ executive officers which was amended and restated effective August 1, 2002. Under this plan, in the event of a constructive termination or an involuntary termination without cause of an executive officer, other than the Chief Executive Officer, such executive officer is entitled to receive a lump sum payment equal to 9 times his or her monthly rate of base salary, plus a payment equal to his or her monthly base salary multiplied by the number of years of completed service performed in excess of two, up to a maximum of 15. In addition, such executive officer is entitled to continue to receive health benefits for a period of 9 months plus one month of additional health benefits for each completed year of service performed in excess of two years of service, up to a maximum of 15 months. In the event of a constructive termination or an involuntary termination without cause of the Chief Executive Officer, such Chief Executive Officer is entitled to receive a lump sum payment equal to 12 times his or her monthly rate of base salary, plus a payment equal to his or her monthly base salary multiplied by the number of years of completed service performed in excess of two, up to a maximum of 20. In addition, the Chief Executive Officer is entitled to continue to receive health benefits for a period of 12 months plus one month of additional coverage for each complete year of service performed in excess of two years of service, up to a maximum of 20 months. Pursuant to this program, Mr. Fuchs received lump sum severance payment in the amount of $547,830, and received continued health coverage at IntraBiotics’ expense for a 3 month period, following termination of his employment.

Pursuant to IntraBiotics’ 1995 Stock Option Plan, the 2000 Equity Incentive Plan and the 2004 Stock Incentive Plan, in the event of a sale or disposition of substantially all of the securities or assets of IntraBiotics, a merger of IntraBiotics with or into another corporation or a consolidation or other change of control transaction involving IntraBiotics, the stock awards held by our current executive officers will vest and become immediately exercisable as to half of the otherwise unvested shares underlying those awards, and any remaining unvested shares underlying those stock awards will vest in full should either of the following events occur within 13 months after the transaction: the executive officer’s employment is involuntarily terminated without cause or he or she voluntarily resigns for good reason.

On June 20, 2005, we entered into a services agreement with Hickey & Hill (the “Services Agreement”), pursuant to which Hickey & Hill was engaged to provide the Company with administrative and financial consulting services, and Denis Hickey was appointed as the Company’s Chief Executive Officer and Chief Financial Officer. The Services Agreement shall terminate on June 20, 2006. However, the Services Agreement may be terminated earlier by the Company upon 30 days written notice to Hickey & Hill, and Hickey & Hill may terminate the agreement upon 90 days written notice to the Company. In consideration for Hickey & Hill’s services (including Denis Hickey’s services as Chief Executive Officer and Chief Financial Officer), Hickey & Hill received (i) a one-time fee of $20,000, (ii) a monthly fee of $9,000, beginning in July 2005, and (iii) reimbursement for reasonable legal fees not in excess of $1,000 in connection with a legal review of the Services Agreement. On October 31, 2005 we amended to Services Agreement to provide for an increase in the monthly fee payable to Hickey & Hill from $9,000 per month to $12,000 per month, effective September 2005. In addition, we paid Hickey & Hill a bonus in the amount of $10,000 for services performed in July and August 2005.

On January 15, 2005, we entered into a consulting agreement with Gregory Schafer (the “Schafer Agreement”) pursuant to which Mr. Schafer was paid a monthly fee of $15,000 per month for financial and business development consulting services. The Schafer Agreement, as amended terminated in connection with the termination of Mr. Schafer’s consulting relationship with the Company on June 15, 2005.

Compensation Committee Interlocks and Insider Participation.

IntraBiotics’ Compensation Committee has been dissolved.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of IntraBiotics’ common stock as of January 31, 2006 by: (i) each director; (ii) each of the named executive officers; (iii) all executive officers and directors of IntraBiotics as a group; and (iv) all those known by IntraBiotics to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(1)
	Number of	Percent of
Name and Address of Beneficial Owner	Shares	Total

Entities affiliated with Baker Biotech Funds(2)	2,261,926	21.6%
655 Madison Avenue, 19th Floor
New York, NY 10021
Entities affiliated with Tang Capital Partners(3)	2,017,610	19.0%
4401 Eastgate Mall
San Diego, CA 92121
Kellogg Capital Group	1,095,395	11.8%
55 Broadway, 4th Floor
New York, NY 10006
Deutsche Bank AG(4)	912,916	9.8%
Taunusanlage 12, D-60325
Frankfurt am Main
Federal Republic of Germany
Henry J. Fuchs, M.D.(5)	229,120	2.4%
Jack S. Remington, M.D.(6)	43,334	*
Denis Hickey	—	*
Kevin Tang(3)	2,017,610	19.0%
All executive officers and directors as a group (4 persons)(7)	2,290,064	21.0%

*	Less than one percent of the outstanding common shares.

(1)	Unless otherwise indicated below, this table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, IntraBiotics believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the principal address of each of the stockholders named in this table is: c/o IntraBiotics Pharmaceuticals, Inc., 1009 Oak Hill Rd., Suite 201, Lafayette, CA 94549. Applicable percentages are based on 9,287,685 shares outstanding on January 31, 2005. Shares of common stock that (a) may be issued upon the conversion of Series A preferred stock, (b) may be issued upon the exercise of warrants and (c) are subject to options to purchase common stock which are currently exercisable or which will become exercisable within 60 days after January 31, 2006 are deemed outstanding for computing the percentage of the person or group holding such convertible stock, warrants or options, but are not deemed outstanding for computing the percentage of any other person or group.

(2)	Pursuant to a Form 4 filed on April 14, 2005 with the Securities and Exchange Commission, includes 6,377 shares held by Baker/Tisch Investments, L.P. Baker/Tisch Capital (GP), LLC is the sole general partner of Baker/Tisch Investments, L.P. Pursuant to various Form 4 filings filed on July 19, 2005 with the Securities and Exchange Commission, includes the following: (i) 44,515 shares held by Baker Bros. Investments, L.P. and 51,257 shares held by Baker Bros. Investments II, L.P., and are each limited partnerships of which the sole general partner is Baker Bros. Capital L.P., a limited partnership of which the sole general partner is Baker Bros. Capital (GP), LLC; (ii) 461,650 shares held by Baker Biotech Fund I, L.P., a limited partnership of which the sole general partner is Baker Biotech Capital, L.P., a limited partnership of which the sole general partner is Baker Biotech Capital (GP), LLC; (iii) 435,854 shares held by Baker Biotech Fund II, L.P. a limited partnership of which the soled general partner is Baker Biotech Capital II, L.P., a limited partnership of which the sole general partner is Baker Biotech Capital II (GP), LLC; (iv) 53,540 shares held by Baker Biotech Fund II (Z), L.P., a limited partnership of which the sole general partner is Baker Biotech Capital II (Z), L.P., a limited partnership of which the sole general partner is Baker Biotech Capital II (Z) (GP), LLC; (v) 35,898 shares held by Baker Biotech Fund III, L.P., a limited partnership of which the sole general partner is Baker Biotech Capital III, L.P., a limited partnership of which the sole general partner is Baker Biotech Capital III (GP), LLC; (vi) 7,297 shares held by Baker Biotech Fund III (Z), L.P., a limited partnership of which the sole general partner is Baker Biotech Capital III (Z), L.P., a limited partnership of which the sole general partner is Baker Biotech Capital III (Z) (GP), LLC; and (vii) 2,883 shares held by 14159, L.P., a limited partnership of which the sole general partner is 14149 Capital, L.P., a limited partnership of which the sole general partner is 14159 Capital (GP), LLC. Felix Baker and Julian Baker are the controlling members of Baker/Tisch Capital (GP), LLC, Baker Bros. Capital (GP), LLC, Baker Biotech Capital (GP), LLC, Baker Biotech Capital II (GP), LLC, Baker Biotech Capital II (Z) (GP), LLC, Baker Biotech Capital III (GP), LLC, Baker Biotech Capital III (Z) (GP), LLC and 14159 Capital (GP), LLC. Also includes 726,038 shares of common stock that may be issued upon the conversion of Series A preferred stock and 436,617 shares of commons stock that may be issued upon the exercise of warrants.

(3)	Pursuant to a Schedule 13G/A filed on February 13, 2006, includes 685,677 shares held by Tang Capital Partners, L.P. Tang Capital Management, LLC is the general partner of Tang Capital Partners, L.P. and Kevin C. Tang is the Managing Director of Tang Capital Management, LLC. Includes 583 shares held by Kevin C. Tang as custodian for his minor child. Also includes 852,308 shares of common stock that may be issued upon the conversion of Series A preferred stock and 450,154 shares of common stock that may be issued upon the exercise of warrants, as well as 28,888 shares of common stock issuable upon exercise of options owned by Mr. Tang that are exercisable or will become exercisable within 60 days of January 31, 2006. As a result of being a director of IntraBiotics, Mr. Tang is deemed to beneficially own the shares owned by Tang Capital Partners, L.P.

(4)	Pursuant to a Schedule 13G/A filed on January 31, 2005 with the Securities and Exchange Commission, Deutsche Bank AG reported that it had sole voting power and sole dispositive power over 912,916 shares of common stock.

(5)	Includes 227,077 shares issuable upon exercise of options that are exercisable or will become exercisable within 60 days of January 31, 2006.

(6)	Represents shares issuable upon exercise of options that are exercisable or will become exercisable within 60 days of January 31, 2006.

(7)	Includes 688,303 shares of common stock, 1,302,462 shares of common stock that may be issued upon conversion of Series A preferred stock and exercise of warrants held by entities affiliated with certain directors and 299,299 shares of common stock issuable upon exercise of stock options held by directors and executive officers that are exercisable within 60 days of January 31, 2006.

Equity Compensation Plan Information

The following table provides certain information with respect to all equity compensation plans in effect as of December 31, 2005.

	Number of		Number of
	Securities to be	Weighted-Average	Securities Remaining
	Issued Upon	Exercise Price of	Available for Issuance
	Exercise of Outstanding	Outstanding Options,	Under Equity Compensation
	Options, Warrants and	Warrants and	Plans (Excluding Securities
	Rights (a)	Rights (b)	Reflected in Column (a)

Equity compensation plans approved by security holders
Amended and Restated 1995 Stock Option Plan(1)	8,333	$2.40	—
2000 Employee Stock Purchase Plan(2)	313,334	$7.41	—
2004 Stock Incentive Plan	249,000	$8.94	1,950,508
Equity compensation plans not approved by security holders
2002 Non-Officer Equity Incentive Plan	—	$4.70	56,250

Total	570,667	$3.93	2,006,758

(1)	No new stock awards may be granted under the Amended and Restated 1995 Stock Option Plan.

(2)	Generally, on each December 31, the 2000 Employee Stock Purchase Plan share reserve will increase automatically by the lesser of (i) 1% of the outstanding Common Stock, (ii) 41,666 shares, or (iii) a lesser amount determined by the Board. However, this plan was suspended in March 2003, and consequently there are currently no securities reserved for issuance under this plan.

(3)	The number of shares of common stock reserved for issuance under the 2004 Stock Incentive Plan will automatically increase on the first trading day in January each calendar year, beginning in calendar year 2005, by an amount equal to five percent of the sum of the following share numbers, calculated as of the last trading day in December of the immediately preceding calendar year: (i) the total number of shares of our common stock outstanding on that date and (ii) the number of shares of common stock into which the outstanding shares of our preferred stock are convertible on that date. In no event will any such annual increase exceed 2,000,000 shares. Accordingly, the number of shares available for issuance increased by 529,510 from the number shown in the table above, on January 3, 2006.

The following is a brief summary of material features of the 2002 Non-Officer Equity Incentive Plan, which was adopted without stockholder approval:

2002 Non-Officer Equity Incentive Plan

General.  IntraBiotics’ 2002 Non-Officer Equity Incentive Plan (the “Non-Officer Equity Plan”) provides for stock awards, including grants of nonstatutory stock options, stock bonuses or rights to acquire restricted stock, to employees and consultants who are not executive officers of IntraBiotics. Executive officers not previously employed by IntraBiotics may also be granted stock awards as an inducement to their entering into an employment agreement with IntraBiotics. An aggregate of 208,333 shares of common stock have been authorized for issuance under the Non-Officer Equity Plan. As of December 31, 2005, there were no outstanding options to purchase common stock and options to purchase 56,250 shares of common stock remained available for future grant. There were no options to purchase shares of common stock exercised since inception of the plan. The exercise price per share of options granted under the Non-Officer Equity Plan may not be less than 85% of the fair market value of IntraBiotics’ common stock on the date of the grant. Options granted under the Non-Officer Equity Plan have a maximum term of ten years and typically vest over a four-year period. Options may be exercised prior to vesting, subject to repurchase rights in favor of IntraBiotics that expire over the vesting period. Shares issued under a stock bonus award may be issued in exchange for past services performed for IntraBiotics and may be subject to vesting and a share repurchase option in favor of IntraBiotics. Shares issued pursuant to restricted stock awards may not be purchased for less than 85% of the fair market value of IntraBiotics’ common stock on the date of grant. Shares issued pursuant to restricted stock awards may be subject to vesting and a repurchase option in IntraBiotics’ favor.

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

We have entered into indemnification agreements with our officers and directors, and Hickey & Hill, which provide, among other things, that we will indemnify such officer or director and Hickey & Hill, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of IntraBiotics, and otherwise to the fullest extent permitted under Delaware law and IntraBiotics’ bylaws.

On June 20, 2005 we entered into the Services Agreement with Hickey & Hill pursuant to which Hickey & Hill was engaged to provide the Company with administrative and financial consulting services, and Denis Hickey was appointed as the Company’s Chief Executive Officer and Chief Financial Officer. The Services Agreement is described in detail in Item 10 under the heading “Employment Contracts and Termination of Employment and Change-in-Control Arrangements”.

Item 14.	Principal Accountant Fees and Services

Auditor’s Fees

During the fiscal year ended December 31, 2005, the Audit Committee reviewed and approved all audit and non-audit service engagements, after giving consideration as to whether the provision of such services was compatible with maintaining Stonefield Josephson Inc.’s independence.

The following table shows the fees billed and billable for the audit and other services provided by Ernst & Young LLP and Stonefield Josephson, Inc. for fiscal years 2005 and 2004.

	Fiscal Year Ended
	December 31,
	2005	2004

Ernst & Young
Audit fees(a)	$7,000	$157,500
Audit-related fees(b)	—	2,100
Tax fees(c)	—	30,413
All other fees(d)	—	—
Stonefield Josephson, Inc.:
Audit fees(a)	123,000	85,000
Audit-related fees(b)	—	10,000
Tax fees(c)	3,200	19,000
All other fees(d)	2,688	—

	$135,888	$304,013

(a)	Audit Fees. Includes fees for the audit of our annual financial statements included on Form 10-K, review of interim financial statements included on Forms 10-Q, review of documents filed with the SEC and the issuance of consents and comfort letters.

(b)	Audit-Related Fees. Includes fees for accounting consultations, due diligence assistance related to mergers and acquisitions and an annual subscription to online accounting updates.

(c)	Tax Fees. Includes fees for tax compliance, tax advice and tax planning.

(d)	All Other Fees. Includes all other fees for products and services other than the services included in (a)-(c) above.

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

Because of the limited operations and resignations of board committee members, the board has dissolved the Audit, Compensation and the Nominating and Corporate Governance Committees effective December 31, 2005, and will itself assume the functions of those committees.

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

3. Exhibit Index

See Exhibit Index on page 54 of this Annual Report on Form 10-K.

(b) Exhibits

See Exhibit Index on page 54 of this Annual Report on Form 10-K.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21ST day of February 2006.

INTRABIOTICS PHARMACEUTICALS, INC.

By:	/s/ Denis Hickey
Denis Hickey
Principal Executive Officer, Principal Financial Officer, Principal accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DENIS HICKEY Denis Hickey	Chief Executive Officer Chief Financial Officer	February 21, 2006

/s/ HENRY J. FUCHS, M.D. Henry J. Fuchs, M.D.	Director	February 21, 2006

/s/ KEVIN C. TANG Kevin C. Tang	Director	February 21, 2006

/s/ JACK S. REMINGTON, M.D. Jack S. Remington, M.D.	Director	February 21, 2006

EXHIBIT INDEX

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation; and Amended and Restated Certificate of Incorporation.(12)

3.2	Amended and Restated Bylaws(16)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(15)

3.4	Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.(15)

4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999.(1)

4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(3)

4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(8)

4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(10)

4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(10)

4.6	Form of Common Stock and Warrant Purchase Agreement, dated October 6, 2003.(11)

4.7	Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003.(11)

10.1	Form of Indemnity Agreement.(1)

10.2	Amended and Restated 1995 Stock Option Plan, as amended on November 16, 2002.(7)(9)

10.2.2	Amended and Restated Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement.(1)(7)

10.3	2000 Equity Incentive Plan, as amended on February 11, 2003.(7)(9)

10.9	2000 Employee Stock Purchase Plan and related documents.(1)(7)

10.15	Senior Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(5)(7)

10.16	Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(5)(7)

10.17	Summary of Officer Incentive Bonus Plan.(2)(7)

10.18††	Release Agreement by and between the Company and Diversa Corporation dated July 27, 2001, including Warrant to Purchase Common Stock of the Company and Registration Rights Agreement.(4)

10.22	2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003.(7)(9)

10.24	Lease Termination Agreement by and between the Company and EOP-Shoreline Technology Park, L.L.C., dated November 22, 2002, including Common Stock Purchase Agreement.(6)

10.27	Amendment and Assignment of Lease, Release and Assumption Agreement by and among the Company, PolyFuel, Inc. and 1245 Terra Bella Partners, LLC, dated December 20, 2002, including Warrant to Purchase Common Stock of the Company dated December 31, 2002.(9)

10.29	Lease Agreement by and between the Company and Embarcadero Corporate Center, dated February 10, 2003.(9)

10.30	Common Stock and Warrant Purchase Agreement, dated October 6, 2003 (the ‘‘Purchase Agreement”) by and among the Company and each Investor as defined therein.(11)

10.31	Form of warrant issued by the Company in favor of each Investor, as defined in the Purchase Agreement.(11)

10.32	2004 Stock Incentive Plan.*(7)

10.33	First Amendment to Office Lease, dated March 11, 2004, between the Company and Embarcadero Corporate Center.(13)

10.34	Consulting agreement between the Company and Kathleen A. Stafford the Company’s Principal Financial Officer.(7)(15)

10.35	Consulting Agreement between the Company and Gregory W. Schafer(7)(16)

10.36	Services Agreement between the Company and Hickey & Hill(7)(17)

16.1	Letter regarding Change in Certifying Accountants.(14)

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm*

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

*	Filed hereto

††	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(2)	Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on August 14, 2001.

(3)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(4)	Incorporated by reference to exhibit to our Registration Statement on Form S-3 (File No. 333-89840) filed with the Securities and Exchange Commission on June 5, 2002. (5) Incorporated by reference to exhibit to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 14, 2002.

(6)	Incorporated by reference to exhibit to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on November 27, 2002.

(7)	Management contract or compensatory plan, contract or arrangement.

(8)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29993) filed with the Securities and Exchange Commission on March 3, 2003.

(9)	Incorporated by reference to exhibit to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(10)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 14, 2003.

(11)	Incorporated by reference to exhibit to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on October 9, 2003.

(12)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 12, 2003.

(13)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-114451) initially filed with the Securities and Exchange Commission on April 14, 2004 as subsequently amended.

(14)	Incorporated by reference to our Form 8-K/A (File No. 000-29993) filed with the Securities and Exchange Commission on November 18, 2004.

(15)	Incorporated by reference to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 10, 2005.

(16)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 12, 2005.

(17)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on July 21, 2005.