Form 10-Q
period 2006-03-31
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2006-05-04
CIK 1103390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
There were 9,304,265 shares of the Registrant’s common stock, par value $0.001, outstanding as of March 31, 2006.

INTRABIOTICS PHARMACEUTICALS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(Dollars In thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$714	$2,772
Short-term investments	48,050	46,058
Prepaid expenses and other current assets	258	341

Total current assets	49,022	49,171

Total assets	$49,022	$49,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56	$58
Accrued clinical liabilities	8	99
Other accrued liabilities	143	194

Total current liabilities	207	351
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; 300 shares outstanding and $3,000 aggregate liquidation preference at March 31, 2006 and December 31, 2005, respectively	1,634	1,634
Common stock, $0.001 par value: 70,000,000 shares authorized at March 31, 2006 and December 31, 2005; 9,304,265 and 9,287,685 shares outstanding at March 31, 2006 and December 31, 2005, respectively	9	9
Additional paid-in capital	282,973	282,828
Deferred stock compensation	—	(45)
Accumulated other comprehensive loss	(20)	(36)
Accumulated deficit	(235,781)	(235,570)

Total stockholders’ equity	48,815	48,820

Total liabilities and stockholders’ equity	$49,022	$49,171

See accompanying notes

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating expenses:
Research and development	$7	$189
General and administrative	660	1,194

Total operating expenses	667	1,383

Operating loss	(667)	(1,383)
Other (expense)	(1)
Interest income	518	309

Net loss	(150)	(1,074)

Non-cash dividends on Series A preferred stock	(60)	(60)

Net loss applicable to common stockholders	$(210)	$(1,134)

Basic and diluted net loss per share applicable to common stockholders	$(0.02)	$(0.13)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	9,298	8,991

See accompanying notes

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net loss	$(150)	$(1,074)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation for directors	133
Stock compensation for variable option awards	—	(45)
Amortization of deferred stock compensation	—	14
Stock compensation for consultant services	2	56
Depreciation and amortization	—	5
Change in assets and liabilities:
Prepaid expenses and other current assets	83	40
Accounts payable	(2)	(27)
Accrued clinical liabilities	(91)	(64)
Accrued employee liabilities	—	1
Accrued restructuring charges	—	(3)
Other accrued liabilities	(51)	(22)

Net cash used in operating activities	(76)	(1,119)

Investing activities
Purchase of short term investments	(59,712)	(14,168)
Proceeds from sale or maturity of short-term investments	57,730	30,792

Net cash provided by (used in) investing activities	(1,982)	16,624

Financing activity
Proceeds from issuance of common stock, net of issuance costs	—	23

Net cash provided by financing activities	—	23

Net increase (decrease) in cash and cash equivalents	(2,058)	15,528
Cash and cash equivalents at beginning of the period	2,772	1,755

Cash and cash equivalents at end of the period	$714	$17,283

Supplemental disclosure of non-cash information:
Issuance of common stock dividend on Series A preferred stock	$(60)	$(60)

Issuance of common stock upon conversion of Series A preferred stock	$—	$(137)

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
     Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by accounting principles generally accepted in the United States) have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting entirely of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 31, 2006, the results of its operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005.
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, which are contained in the Company’s Annual Report on Form 10-K, and filed with the Securities and Exchange Commission on February 21, 2006. The condensed balance sheet as of December 31, 2005 is derived from such audited financial statements.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including amounts accrued for stock-based compensation.
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
Note 2. Stock-Based Compensation
     During the quarter ended March 31, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) 123(R) -“Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation” which superseded Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity instruments for goods or services. The principal focus of SFAS 123(R) is the accounting for transactions in which an entity obtains employee services in share-based payment transactions, and where the measurement of the cost of employee (or member of the Board of Directors) services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee (or director) is required to provide service in exchange for the award — the requisite service period — and unless observable market prices for the same or similar instruments are available, will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
     Under SFAS 123R, we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflects the impact of SFAS 123(R). During the three months ended March 31, 2006, the Company recognized $133,000 in compensation expense related to options granted to employees and directors. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended March 31, 2005, it would have recorded an expense of $865,000. The difference between the two years is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance of Isegana and subsequent termination of all employees.
     The Company calculated the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model as prescribed by SFAS. No. 123 (R) using the following assumptions:

Three Months Ended
March 31, 2006
Risk-free interest rate	4.82%
Volatility	0.20
Dividend yield	0.00%
Expected life of option	2
Note 3. Comprehensive Loss
     The components of comprehensive loss in each period presented are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net loss	$(150)	$(1,074)
Unrealized loss on available-for-sale securities	16	(53)

Comprehensive loss	$(134)	$(1,127)

Note 4. Net Loss Per Share
     Basic and diluted net loss per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” and is calculated using the weighted-average number of shares of common stock outstanding during the period. Net profit or loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). As the Company’s potentially dilutive securities were anti-dilutive for all periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net loss per share applicable to common stockholders was 2,436,535 and 4,133,843 for the three months ended March 31, 2006 and 2005, respectively.
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
     As previously disclosed, the Company issued warrants to purchase shares of its common stock in connection with its Series A convertible preferred stock offering on May 1, 2003 which provide that if the Company’s common stock is delisted from NASDAQ, the purchase price for the stock upon exercise of the warrants will be reduced by 50% without any concomitant increase in the number of shares of common stock for which the warrants are then exercisable. This provision was triggered by the delisting. As of September 30, 2005 the Company had 789,171 such warrants outstanding with an exercise price of $2.066 per share. As a result of the October 14, 2005 delisting, the exercise price dropped from $2.066 to $1.033 per share, and the Company recorded a non-cash charge to other expense resulting from the change in exercise price and an offsetting increase to paid-in-capital in December of 2005 in the amount of $789,000 to reflect the fair market value.

     The Company’s quotation for its common stock appears in the “Pink Sheets” under the trading symbol “IBPI” or”IBPI.PK”.
     In February 2006, the Company issued 16,580 shares of common stock in connection with dividends payable to holders of preferred stock on December 31, 2005.
Note 6. Commitments
     At March 31, 2006, the Company had no operating lease commitments.
Note 7. Legal Proceedings
     Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of its officers. The actions were consolidated and a consolidated amended complaint has been filed, purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004. The amended complaint generally alleges that IntraBiotics and several of its officers and directors made false or misleading statements concerning the clinical trial of Isegana. The plaintiffs seek unspecified monetary damages. On February 28, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint. On January 23, 2006, the court issued its decision on the motion, granting the motion to dismiss the claim under the Securities Exchange Act of 1934, with leave to amend, and denying the motion to dismiss the claims under the Securities Act of 1933. Plaintiffs filed an amended complaint on February 22, 2006. IntraBiotics and the other defendants moved to dismiss the amended complaint on March 14, 2006.
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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in our quarterly report on this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2005. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth in Part1, Item 1A — “Risk Factors” of our Form 10-K for the year ended December 31, 2005. All forward-looking statements included in this document are based on information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Form 10-Q.
Overview
     From inception in 1994, through May 2005, we devoted substantially all of our efforts to research and development of anti-microbial drugs, and generated no product revenues. From the fourth quarter of 2002 until June 2004 we focused our attention on developing Isegana for the prevention of ventilator-associated pneumonia (“VAP”). In June 2004, the Company discontinued its clinical trial of Isegana for the prevention of VAP following a recommendation of the independent data monitoring committee. Subsequently, the Company terminated the Isegana development program, reduced employees, and evaluated (and continues to evaluate) strategic alternatives, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company. The Company, in any case, will continue operations until the conclusion of the securities litigation class action lawsuit described below in Part II, Item 1, “Legal Proceedings” and under Part 1, Item 1A – “Risk Factors” – of our Form 10-K for the fiscal year ended December 31, 2005.
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
     On March 31, 2006, the Company had a total of $48.8 million in cash, cash equivalents, and short-term investments, and recorded liabilities of $0.2 million. Based on current projections, the Company expects cash outflows of between $0.5 million and $1.0 million during 2006. This estimate does not include any costs that may be associated with completing a merger, acquisition, in-license opportunity, liquidation of the Company or the disposition of the securities litigation referred to in Part II, Item 1 of this Form 10-Q (the “Securities Litigation”). There can be no assurance that such a range will be achieved, as actual expenditures and interest income may differ significantly from projected levels.
     We have granted stock options to consultants, which resulted in stock compensation expense of $2,000 and $56,000 during the three months ended March 31, 2006 and 2005, respectively.
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
Stock-Based Compensation
     As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company elected to follow APB 25 and related interpretations in accounting for stock-based employee compensation through December 31, 2005. Under APB 25, if the exercise price of an employee or director stock option is set equal or in excess of the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. In February 2003, certain employee and director stock options for which the exercise prices had originally been set at less than the fair market value of the underlying stock on the grant date, were cancelled and re-granted in a one-for-one exchange. The Company had recorded deferred compensation for the difference between the original exercise price and the fair market value of the underlying stock on the grant date as a component of stockholders’ equity, and the total was being amortized on a straight-line basis over the vesting period of the original awards, ranging from four to six years. The related re-granted options all vest over a four-year period, and the remaining unamortized deferred compensation as of the re-grant date is now being amortized over the new four-year vesting schedule, commencing at the date of re-grant. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options, for which accrued but unvested compensation has been recognized, are forfeited prior to vesting. No adjustments for material changes in estimates have been recognized in any period presented.

     Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) 123(R) -“Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation” which superseded Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees,” and its related implementation guidance on August 1, 2005. SFAS 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity instruments for goods or services. The principal focus of SFAS 123(R) is the accounting for transactions in which an entity obtains employee services in share-based payment transactions, and where the measurement of the cost of employee (or member of the Board of Directors) received in exchange for an award of equity instruments is based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee (or director) is required to provide service in exchange for the award — the requisite service period - and unless observable market prices for the same or similar instruments are available, will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
     Under SFAS 123R, we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS 123(R) using the Black-Scholes modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflects the impact of SFAS 123(R). During the three months ended March 31, 2006, the Company recognized $133,000 in compensation expense related to options granted employees and directors. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended March 31, 2005, it would have recorded an expense of $865,000. The difference between the two years is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance or Isegana and subsequent termination of all employees.
     Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123 and the FASB’s Emerging Issues Task Force issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and are recognized over the related service period. The fair values are estimated using the Black-Scholes option pricing model, and are periodically re-measured as the underlying options vest. The option pricing model is dependent on a number of inputs, which may change over time. Other option pricing models may produce fair values that are substantially different from the Black-Scholes model. No adjustments for material changes in estimates have been recognized in any period presented.
Results of Operations
Three Months Ended March 31, 2006 and 2005
     Research and Development
     Research and development expenses primarily include research and development payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation charges. Research and development expenses were $7,000 and $189,000 respectively during the three months ended March 31, 2006 and March 31, 2005, respectively. The decrease is due to the termination of our Iseganan development project in June 2004. Except for the adjustment of certain payables, current research and development costs have ceased as a result of our decision to discontinue the Isegana program and reduce operating expenses to a minimum appropriate level.
     General and Administrative
     General and administrative costs currently include outside contractors, legal and accounting fees, insurance, non-cash stock compensation charges, and other general administrative expenses and expenses associated with the evaluation of our strategic options. General and administrative expenses were $660,000 and $1.2 million during the three months ended March 31, 2006 and 2005, respectively. The decrease between the three-month periods is primarily the result of our decision to reduce operating expenses to a minimum appropriate level. Stock compensation expense was $135,000 and $21,000 during the three months ended March 31, 2006 and 2005, respectively.

     The increase in stock compensation expense was the result of adopting SFAS 123 (R) in March 2006 quarter. Under SFAS 123(R) option-pricing models are required to use the fair value of each option grant on the date of the grant. A significant number of shares in the calculation were granted when the Company’s stock was at relatively high values, before the Company discontinued Iseganan and terminated all of its regular employees. As a result, the calculated average value for each option share, using the Black-Scholes option-pricing model, is $3.79, versus a market value per share for the Company’s stock at March 31, 2006 of $3.45.
     In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended March 31, 2005, it would have recorded an expense of $865,000. The difference between the two years is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance or Isegana and subsequent termination of all employees.
     Interest Income
     Interest income was $518,000 and $309,000 during the three months ended March 31, 2006 and 2005, respectively. Interest income increased primarily because of substantially higher average interest earning investment balances and higher average interest rates during the 2006 period.
     Net Loss and Net Loss Applicable to Common Stockholders
     Net loss applicable to common stockholders was $210,000 and $1.1 million during the three ended March 31, 2006 and 2005, respectively. The difference in 2006 versus 2005 is primarily attributable to the substantial reduction of research and development and general and administrative expenses as described above and higher interest income, offset by increased employee stock compensation. Net loss applicable to common stockholders also includes the impact of Series A preferred stock dividends of $60,000 in the three month periods ended March 31, 2006 and 2005, respectively. Preferred stock dividends represents the 8% annual dividends payable quarterly in common stock to the holders of our Series A preferred stock.
Liquidity and Capital Resources
     As of March 31, 2006, we had total cash, cash equivalents, and short-term investments of $48.8 million versus $48.8 million as of December 31, 2005. Short-term investments were $48.1 million as of March 31, 2006 as compared to $46.1 million as of December 31, 2005. We had no debt outstanding as of March 31, 2006. We invest excess funds in short-term money market funds and securities pursuant to our investment policy guidelines.
     Net cash used in operating activities for the three months ended March 31, 2006 and 2005 was $76,000 and $1.1 million, respectively. The cash used consisted primarily of the net loss for each period, adjusted for non-cash stock compensation expense and changes in prepaid expenses and accrued clinical liabilities.
     Net cash used in investing activities was $2.0 million during the three months ended March 31, 2006, as compared to net cash provided by investing activities of $16.6 million during the three months ended March 31, 2005. The cash provided by or used in both periods primarily represents purchases of short-term investments offset by proceeds from the sale or maturity of short-term investments.
     No cash was provided by financing activities during the three months ended March 31, 2006, versus $23,000 during the first quarter of 2005 related to the exercise of stock options.
     We expect to continue to incur operating losses and will not receive any product revenues in the foreseeable future. Our efforts are focused on reducing operating expenses to a minimum appropriate level, conducting our affairs in the most financially efficient manner practical for a public company, litigating the Securities Litigation aggressively and pursuing strategic alternatives in the biotech industry. Based on current projections, the Company expects cash, cash equivalents and short-term investments as of December 31, 2006 to be in the range of $47.8 to $48.3 million. This estimate does not include any costs that may be associated with completing any strategic alternative, liquidation of the Company or the disposition of the Securities Litigation. We currently anticipate our cash, cash equivalents and short-term investments to be sufficient to fund the foregoing efforts for at least the next 12 months. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.

Contractual Obligations
     As of March 31, 2006, the Company had no operating lease obligations, no long-term debt obligations, no capital lease obligations or purchase obligations (each as defined under Item 303(a)(5) of Regulation S-K).
     The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock. Based on the number of shares of preferred stock outstanding as of March 31, 2006 this equates to $240,000 per year. The dividends are payable quarterly in shares of common stock, and the number of shares payable are determined based on the average closing sale price of the common stock on the NASDAQ National Market or other market on which our common stock is traded for each of the five trading days immediately preceding the applicable dividend payment date. We do not currently anticipate paying any cash dividends in the foreseeable future.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of March 31, 2006, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk, in accordance with our investment policy guidelines, we place investments with high credit quality issuers (rated A1/P1 for short-term investments and Aa3/AA- for long-term investments) and limit the amount of credit exposure to any one issuer to the greater of 5% of the investment portfolio or $1 million, whichever is greater. There are no concentration limits set for obligations of the government of the United States of America and its federal agencies. The average duration of our investment portfolio as of March 31, 2006 was less than six months. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of March 31, 2006. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.
ITEM 4. Controls and Procedures
     As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
     There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Disclosure Controls and Procedures
     Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.
Scope of the Controls Evaluation
     During the evaluation of our controls and procedures, we looked to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action (including process improvements) was being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer/Chief Financial Officer, concerning the effectiveness of the disclosure controls and procedures can be disclosed to our Board of Directors and to our independent auditors, and reported in our Quarterly Reports on Form 10-Q and in our Annual Report on Form 10-K.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of its officers. The actions were consolidated and a consolidated amended complaint has been filed, purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004. The amended complaint generally alleges that IntraBiotics and several of its officers and directors made false or misleading statements concerning the clinical trial of Isegana. The plaintiffs seek unspecified monetary damages. On February 28, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint. On January 23, 2006, the court issued its decision on the motion, granting the motion to dismiss the claim under the Securities Exchange Act of 1934, with leave to amend, and denying the motion to dismiss the claims under the Securities Act of 1933. Plaintiffs filed an amended complaint on February 22, 2006. IntraBiotics and the other defendants moved to dismiss the amended complaint on March 14, 2006.
     The Company believes the suit to be without merit and intends to defend itself vigorously. However, the Company believes it is likely that the litigation will continue through at least the end of 2006. Due to the uncertainties surrounding the final outcome of this matter, no amounts have been accrued as of March 31, 2006. The Company and the individual defendants are insured under the Company’s directors’ and officers’ insurance policies, with $15 million in total coverage, and a $500,000 deductible, which has been met. However, the Company may incur expenses in the defense or disposition of the litigation beyond what is covered by insurance.
Item 1A. Risk Factors
     We face significant risks and the risks described in Part 1, Item 1A – “Risk factors” of our form 10K for the fiscal year ended December 31, 2005 may not be the only risks we face. Additional risks that we do not know of, or that we currently believe are immaterial, may also adversely affect the Company. If any of the events or circumstances described in our form 10K actually occurs, our business, financial condition, or results of operations could be materially adversely affected. The following risk factors have been updated from the December 31, 2005 10K Part 1, Item 1A – “Risk Factors”:
Directors, principal stockholders and affiliated entities beneficially own or control at least 48% of our capital stock outstanding and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.
     As of March 31, 2006, our directors, principal stockholders and affiliated entities beneficially own or control securities representing, in the aggregate, at least 48% of our outstanding common stock. These stockholders, if they determine to vote in the same manner, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. In addition certain directors, principal stockholders and affiliated entities beneficially own or control Series A Preferred stock or warrants which are convertible into 2,589,117 additional shares of common stock.
We may continue to incur net losses.
     Our accumulated deficit as of March 31, 2006 was $236 million, and we may continue to incur losses through the end of 2006. We reduced operating expenses to a minimum appropriate level while conducting our affairs in the most financially efficient manner practical for a public company and litigating the our securities litigation aggressively.
Our stock price has been, and will be volatile, and the value of your investment may continue to decline.
     During 2005 and for the first quarter of 2006, our closing stock prices ranged from a low of $3.34, to a high of $4.07. Announcements regarding strategic alternatives, including a merger or sale of the Company, or the securities litigation described in Part II, Item 1 (a), in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock.

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

IntraBiotics Pharmaceuticals, Inc.

May 4, 2006	/s/ Denis Hickey
Denis Hickey
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*