Form 10-Q
period 2006-06-30
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2006-07-28
CIK 1103390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Yes ☑ No ☐
There were 9,321,444 shares of the Registrant’s common stock, par value $0.001, outstanding as of June 30, 2006.

INTRABIOTICS PHARMACEUTICALS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(Dollars In thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$577	$2,772
Short-term investments	47,823	46,058
Prepaid expenses and other current assets	747	341

Total current assets	49,147	49,171

Total assets	$49,147	$49,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33	$58
Accrued clinical liabilities	7	99
Other accrued liabilities	136	194

Total current liabilities	176	351
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; 300 shares outstanding and $3,000 aggregate liquidation preference at June 30, 2006 and December 31, 2005, respectively	1,634	1,634
Common stock, $0.001 par value: 70,000,000 shares authorized at June 30, 2006 and December 31, 2005; 9,321,444 and 9,287,685 shares outstanding at June 30, 2006 and December 31, 2005, respectively	9	9
Additional paid-in capital	283,157	282,828
Deferred stock compensation	—	(45)
Accumulated other comprehensive loss	(11)	(36)
Accumulated deficit	(235,818)	(235,570)

Total stockholders’ equity	48,971	48,820

Total liabilities and stockholders’ equity	$49,147	$49,171

See accompanying notes

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating expenses:
Research and development	$—	$59	$7	$248
General and administrative	554	851	1,214	2,045
Restructuring charge	—	675	—	675

Total operating expenses	554	1,585	1,221	2,968

Operating loss	(554)	(1,585)	(1,221)	(2,968)
Other income (expense)	—	—	(1)	—
Interest income	577	339	1,095	648

Net income (loss)	23	(1,246)	(127)	(2,320)

Non-cash dividends on Series A preferred stock	(60)	(60)	(120)	(120)

Net loss applicable to common stockholders	$(37)	$(1,306)	$(247)	$(2,440)

Basic and diluted net loss per share applicable to common stockholders	$(0.00)	$(0.14)	$(0.03)	$(0.27)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	9,315	9,089	9,307	9,040

See accompanying notes

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net loss	$(127)	$(2,320)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation for directors	257	—
Stock compensation for variable option awards	—	(48)
Amortization of deferred stock compensation	—	28
Stock compensation for consultant services	2	125
Depreciation and amortization	—	9
Loss on disposal of property and equipment	—	27
Change in assets and liabilities:
Prepaid expenses and other current assets	(406)	(150)
Accounts payable	(25)	(109)
Accrued clinical liabilities	(92)	(69)
Accrued employee liabilities	—	(89)
Accrued restructuring charges	—	34
Other accrued liabilities	(58)	(73)

Net cash used in operating activities	(449)	(2,635)

Investing activities
Proceeds from sale of property and equipment	—	10
Purchase of short term investments	(121,877)	(50,877)
Proceeds from sale or maturity of short-term investments	120,131	59,550

Net cash provided by (used in) investing activities	(1,746)	8,683

Financing activity
Proceeds from issuance of common stock, net of issuance costs	—	49

Net cash provided by financing activities	—	49

Net increase (decrease) in cash and cash equivalents	(2,195)	6,097
Cash and cash equivalents at beginning of the period	2,772	1,755

Cash and cash equivalents at end of the period	$577	$7,852

Supplemental disclosure of non-cash information:
Issuance of common stock dividend on Series A preferred stock	$(120)	$(120)

Issuance of common stock upon conversion of Series A preferred stock	$—	$(137)

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
     Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by accounting principles generally accepted in the United States) have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting entirely of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of June 30, 2006, the results of its operations for the three months and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005.
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
Note 2. Stock-Based Compensation
     The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) was adopted in May 2004, and replaced the 2000 Equity Incentive Plan (the “2000 Plan”), which in turn had replaced the 1995 Incentive Stock Plan (the “1995 Plan”), collectively the Predecessor Plans. The termination of the Predecessor Plans had no effect on the options that were granted thereunder. The terms of awards granted under the Predecessor Plans were substantially similar to those granted under the 2004 Plan. The 2004 Plan allows for the granting of options to purchase stock, stock bonuses and rights to acquire restricted stock of up to 2,050,000 shares of common stock to employees, consultants, and directors. The number of shares of Common Stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2005. In accordance with the preceding formula, the shares available for issuance under the 2004 Plan were increased by 529,510 on January 1, 2005 and 543,302 on January 1, 2006. All options granted under the 2004 Plan must have exercise prices equal to the fair market value of the common stock on the option grant date, and are to have a term not greater than 10 years from the grant date. Options granted under the 2004 plan vest ratably over a periods ranging from 3 months to six years. Options granted under Predecessor Plans vest ratably over periods ranging from 18 months to six years.
     The 2002 Non-Officer Equity Incentive Plan (the “2002 Plan”) was adopted in August 2002 and allows the granting of stock awards, stock bonuses and rights to acquire restricted common stock of up to 208,333 shares of common stock, to employees of the Company who are not officers, to executive officers not previously employed by the Company as an inducement to entering into an employment contract with the Company, and to consultants of the Company. All options are to have a term not greater than 10 years from the grant date.

     To cover the exercise of vested options the Company issues new shares from its authorized but unissued share pool. As of June 30, 2006 there were 2,521,310 and 56,250 shares of common stock available for issuance under the 2004 Plan and the 2002 Plan, respectively.
     No cash proceeds from the sales of common stock under employee option plans were received for the six months ended June 30, 2006, versus $49,000 during the first six months of 2005. No income tax benefits were realized from the sales of common stock during the six months ended June 30, 2006. In accordance with SFAS 123 (R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
Adoption of SFAS No. 123 (R)
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
Stock Compensation Expense
     Under SFAS 123R, we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three months and six months ended June 30, 2006 reflects the impact of SFAS 123(R). During the three months and six months ended June 30, 2006, the Company recognized $125,000 and $257,000, respectively, in compensation expense related to options granted to employees and directors, which was $108,895 and $224,800 higher than if it had continued to account for share-based compensation under Statement 123. There were no tax benefits from share-based compensation since the company sustained a loss for both the three months and six months ended June 30, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The impact on both basic and diluted earnings per share for the three months and six months ended June 30, 2006 was $0.01 and $0.03, respectively.
     Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock awards provided the exercise price was established at 100% of the common stock fair market value at the date of grant. Prior to fiscal 2006 the company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six months ended June 30, 2005, it would have recorded an expense of $518k and $1.4 million, respectively. The difference between the two years (actual 2006 and pro-forma 2005) is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance of Iseganan and subsequent termination of all employees. The impact on both basic and diluted earnings per share for the three months and six months ended June 30, 2005 was $0.06 and $0.15, respectively.
     At June 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $496,678, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 3.7 years for stock options and will be adjusted if necessary for forfeitures and cancellations.

Determining Fair Value
     Valuation and amortization method – The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.
     Expected term – The expected term of options is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; which results from certain groups of employees exhibiting different behavior.
     Expected Volatility – The Company’s expected volatility for the quarter ended June 30, 2006 is based on Company’s historical volatility.
     Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.
     Expected Dividend – The dividend yield reflects that the Company has not paid any dividends and has no intention to pay dividends in the foreseeable future.
     Estimated Forfeiture – The Company does not anticipate forfeiture due to the limited number of people (4) that have stock options outstanding.
     In the three months ended June 30, 2006 and 2005, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model using a dividend yield of 0% and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	n/a	n/a	5.16%	3.79%
Volatility	n/a	n/a	0.20	0.89
Dividend yield	n/a	n/a	0.00%	0.00%
Expected life of option	n/a	n/a	1.7	6.1
No stock options were granted to employees during the three months ended June 30, 2006 and 2005. There were no post-vesting restrictions.
Stock Options and Awards Activities
     The following is a summary of the Company’s stock option activity under the stock option plans as of June 30, 2006 and related information:

	Outstanding Options
		Weighted Average		Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contract Life	Value (000’s)
Balance at December 31, 2005	570,667	$8.92	7.08
Granted	37,500	$3.50
Exercised	—
Forfeitures and cancellations	(65,000)	$9.98

Balance at June 30, 2006	543,167	$8.34	6.63	$184,550

Vested and expected to Vest at June 30, 2006	543,167	$8.34	6.63	$184,550
Exercisable at June 30, 2006	386,076	$7.98	6.63	$152,795

The weighted-average grant date fair value of options granted for both the three months and six months periods ended June 30, 2005 and 2006 was $3.93 and $3.50, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.60 at June 30, 2006, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was approximately 178,327 shares. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2006 was zero, since there were no options exercised.
          The exercise prices for options outstanding and exercisable as of June 30, 2006 and their weighted average remaining contractual lives were as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted		Weighted-
		Remaining	Average		Average
Range of Exercise	Number of	Contractual Life	Exercise	Number of	Exercise
Prices	Shares	(years)	Price	Shares	Price
$2.40 — 2.76	211,667	4.3	$2.75	178,327	$2.74
$3.80 — 4.08	77,500	9.1	$3.73	40,000	$3.94
$13.06 — 16.49	254,000	7.8	$14.42	167,749	$14.53

	543,167	7.1	$8.92	386,076	$8.14

Pro-forma Disclosures
     The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month and six month periods ended June 30, 2005 (in thousands, except per share amounts):

	(In thousands, except per share amounts)
	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss applicable to common stockholders, as reported	$(1,306)	$(2,440)
Add: Stock-based employee compensation expense (recovery) included in reported net loss applicable to common stockholders	11	(20)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(529)	(1,363)

Net loss applicable to common stockholders, pro forma	$(1,824)	$(3,823)

Net loss per share applicable to common stockholders:
Basic and diluted — as reported	$(0.14)	$(0.27)

Basic and diluted — pro forma	$(0.20)	$(0.42)

For the purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option valuation model and recognized over the respective vesting periods of the awards.

Note 3. Comprehensive Loss
     The components of comprehensive loss in each period presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net Income (loss)	$23	$(1,246)	$(127)	$(2,320)
Unrealized gain (loss) on available-for-sale securities	9	51	25	(2)

Comprehensive loss	$32	$(1,195)	$(102)	$(2,322)

Note 4. Net Loss Per Share
     Basic and diluted net loss per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” and is calculated using the weighted-average number of shares of common stock outstanding during the period. Net profit or loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). As the Company’s potentially dilutive securities were anti-dilutive for all periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net loss per share applicable to common stockholders was 2,540,819 and 3,233,024 for the three months ended June 30, 2006 and 2005, respectively and 2,530,703 and 3,280,453 for the six months ended June 30, 2006 and 2005.
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
     In February 2006, the Company issued 16,580 shares of common stock in connection with dividends payable to holders of preferred stock on December 31, 2005. In May 2006, the Company issued 17,179 shares of common stock in connection with dividends payable to holders of preferred stock on December 31, 2005.

Note 6. Commitments
     At June 30, 2006, the Company had no operating lease commitments.
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
     The Company believes the suit to be without merit and intends to defend itself vigorously. However, the Company believes it is likely that the litigation will continue through at least the end of 2006. Due to the uncertainties surrounding the final outcome of this matter, no amounts have been accrued at June 30, 2006. The Company and the individual defendants are insured under the Company’s directors’ and officers’ insurance policies, with $15 million in total coverage, and a $500,000 deductible, which has been met and the expense recorded in prior years. However, the Company may incur expenses in the defense or disposition of the litigation beyond what is covered by insurance.
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

     On June 30, 2006, the Company had a total of $48.4 million in cash, cash equivalents, and short-term investments, and recorded liabilities of $0.2 million. Based on current projections, the Company expects cash outflows between $0.5 million and $1.0 million during 2006. This estimate does not include any costs that may be associated with completing a merger, acquisition, in-license opportunity, liquidation of the Company or the disposition of the securities litigation referred to in Part II, Item 1 of this Form 10-Q (the “Securities Litigation”). There can be no assurance that such a range will be achieved, as actual expenditures and interest income may differ significantly from projected levels.
     We have granted stock options to consultants, which resulted in stock compensation expense of $0 and $2,000 during the three and six months ended June 30, 2006, respectively, and $69,000 and $125,000 during the three and six months ended June 30, 2005, respectively.
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
     Under SFAS 123R, we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS 123(R) using the Black-Scholes modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflects the impact of SFAS 123(R). During the three and six months ended June 30, 2006, the Company recognized $125,000 and $257,000, respectively in compensation expense related to options granted employees and directors. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six months ended June 30, 2005, it would have recorded an expense of $518,000 and $1.4 million, respectively. The difference between the two years is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance or Iseganan and subsequent termination of all employees.
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
Results of Operations
Three and Six Months Ended June 30, 2006 and 2005
     Research and Development
     Research and development expenses primarily include research and development payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation charges. Research and development expenses were zero and $7,000 respectively during the three and six months ended June 30, 2006 as compared to $59,000 and $248,000, respectively, for the three and six months ended June 30, 2005. The decrease is due to the termination of our Iseganan development project in June 2004. Except for the adjustment of certain payables, current research and development costs have ceased as a result of our decision to discontinue the Iseganan program and reduce operating expenses to a minimum appropriate level.
     General and Administrative
     General and administrative costs currently include outside contractors, legal and accounting fees, insurance, non-cash stock compensation charges, and other general administrative expenses and expenses associated with the evaluation of our strategic options. General and administrative expenses were $554,000 and $1.2 million, respectively, during the three and six months ended June 30, 2006 and $851,000 and $2.0 million, respectively during the three and six months ended June 30, 2005. The decrease between the three month and six month periods is primarily the result of our decision to reduce operating expenses to a minimum appropriate level. Stock compensation expense was $125,000 and $257,000 during the three months and six months ended June 30, 2006, respectively, versus $76,000 and $97,000 during the three and six months ended 2005, respectively.
     The increase in stock compensation expense was the result of adopting with SFAS 123 (R) in 2006. Under SFAS 123(R) option-pricing models are required to use the fair value of each option grant on the date of the grant. A significant number of shares in the calculation were granted when the Company’s stock was at relatively high values, before the Company discontinued Iseganan and terminated all of its regular employees. As a result, the calculated average value for each option share, using the Black-Scholes option-pricing model, is $3.75, versus a market value per share for the Company’s stock at June 30, 2006 of $3.60.

     In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six months ended June 30, 2005, it would have recorded expenses of $518,000 and $1.4 million, respectively. The difference between the two years is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance or Iseganan and subsequent termination of all employees.
     Restructuring Charges
     Restructuring charges were $675,000 during the three and six months ended June 30, 2005 related to the termination of all remaining employees in June 2005. There were no restructurings during the six months ended June 30, 2006.
     Interest Income
     Interest income was $577,000 and $1,095,000, respectively, during the three and six months ended June 30, 2006, versus $339,000 and $648,000 during the three and six months ended June 30, 2005, respectively. Interest income increased primarily because of substantially higher average interest earning investment balances and higher average interest rates during the 2006 period.
     Net Loss and Net Loss Applicable to Common Stockholders
     Net loss applicable to common stockholders was $37,000 and $247,000, respectively, during the three and six months ended June 30, 2006 and $1.3 million and $2.4 million, respectively, during the three and six months ended June 30, 2005. The difference in 2006 versus 2005 is primarily attributable to the substantial reduction of research and development and general and administrative expenses as described above and higher interest income, offset by increased employee stock compensation. Net loss applicable to common stockholders also includes the impact of Series A preferred stock dividends of $60,000 and $120,000 in the three and six month periods ended June 30, 2006, respectively. Preferred stock dividends represents the 8% annual dividends payable quarterly in common stock to the holders of our Series A preferred stock.
Liquidity and Capital Resources
     As of June 30, 2006, we had total cash, cash equivalents, and short-term investments of $48.4 million versus $48.8 million as of December 31, 2005. All of the increase was the result of a timing difference in collecting interest receivable on short term investments, which receivable increased from $70,000 in December of 2005 to $585,000 in June of 2006. Short-term investments were $47.8 million as of June 30, 2006 as compared to $46.1 million as of December 31, 2005. We had no debt outstanding as of June 30, 2006. We invest excess funds in short-term money market funds and securities pursuant to our investment policy guidelines.
     Net cash used in operating activities for the six months ended June 30, 2006 and 2005 was $449,000 and $2.6 million, respectively. The cash used in 2006 was due primarily to the increase in accrued interest receivable. The cash used in 2005 consisted primarily of the net loss adjusted for non-cash stock compensation expense and changes in prepaid expenses and accrued clinical liabilities.
     Net cash used in investing activities was $1.7 million during the six months ended June 30, 2006, as compared to net cash provided by investing activities of $8.7 million during the six months ended June 30, 2005. The cash provided by or used in both periods primarily represents purchases of short-term investments offset by proceeds from the sale or maturity of short-term investments.
     No cash was provided by financing activities during the six months ended June 30, 2006, versus $49,000 during the first six months of 2005 related to the exercise of stock options.
     We expect to continue to incur operating losses and will not receive any product revenues in the foreseeable future. Our efforts are focused on reducing operating expenses to a minimum appropriate level, conducting our affairs in the most financially efficient manner practical for a public company, litigating the Securities Litigation aggressively and pursuing strategic alternatives in the biotech industry. Based on current projections, the Company expects cash, cash equivalents and short-term investments as of December 31, 2006 to be in the range of $47.8 to $48.8 million. This estimate does not include any costs that may be associated with completing any strategic alternative, liquidation of the Company or the disposition of the Securities Litigation. We currently anticipate our cash, cash equivalents and short-term investments to be sufficient to fund the foregoing efforts for at least the next 12 months. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.

Contractual Obligations
     As of June 30, 2006, the Company had no operating lease obligations, no long-term debt obligations, no capital lease obligations or purchase obligations (each as defined under Item 303(a)(5) of Regulation S-K).
     The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock. Based on the number of shares of preferred stock outstanding as of June 30, 2006 this equates to $240,000 per year. The dividends are payable quarterly in shares of common stock, and the number of shares payable are determined based on the average closing sale price of the common stock on the NASDAQ National Market or other market on which our common stock is traded for each of the five trading days immediately preceding the applicable dividend payment date. We do not currently anticipate paying any cash dividends in the foreseeable future.
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
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of June 30, 2006, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk, in accordance with our investment policy guidelines, we place investments with high credit quality issuers (rated A1/P1 for short-term investments and Aa3/AA- for long-term investments) and limit the amount of credit exposure to any one issuer to the greater of 5% of the investment portfolio or $1 million. There are no concentration limits set for obligations of the government of the United States of America and its federal agencies. The average duration of our investment portfolio as of June 30, 2006 was less than six months. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of June 30, 2006. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.
ITEM 4. Controls and Procedures
     As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
     There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Scope of the Controls Evaluation
     During the evaluation of our controls and procedures, we looked to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action (including process improvements) was being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and the Chief Financial Officer, concerning the effectiveness of the disclosure controls and procedures can be disclosed to our Board of Directors and to our independent auditors, and reported in our Quarterly Reports on Form 10-Q and in our Annual Report on Form 10-K.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of its officers. The actions were consolidated and a consolidated amended complaint has been filed, purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004. The amended complaint generally alleges that IntraBiotics and several of its officers and directors made false or misleading statements concerning the clinical trial of Iseganan. The plaintiffs seek unspecified monetary damages. On February 28, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint. On January 23, 2006, the court issued its decision on the motion, granting the motion to dismiss the claim under the Securities Exchange Act of 1934, with leave to amend, and denying the motion to dismiss the claims under the Securities Act of 1933. Plaintiffs filed an amended complaint on February 22, 2006. IntraBiotics and the other defendants moved to dismiss all claims alleged in the amended complaint on March 14, 2006.
     The Company believes the suit to be without merit and intends to defend itself vigorously. However, the Company believes it is likely that the litigation will continue through at least the end of 2006. Due to the uncertainties surrounding the final outcome of this matter, no amounts have been accrued as of June 30, 2006. The Company and the individual defendants are insured under the Company’s directors’ and officers’ insurance policies, with $15 million in total coverage, and a $500,000 deductible, which has been met. However, the Company may incur expenses in the defense or disposition of the litigation beyond what is covered by insurance.
Item 1A. Risk Factors
     We face significant risks and the risks described in Part 1, Item 1A – “Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2005 may not be the only risks we face. Additional risks that we do not know of, or that we currently believe are immaterial, may also adversely affect the Company. If any of the events or circumstances described in our Form 10-K actually occurs, our business, financial condition, or results of operations could be materially adversely affected. The following risk factors have been updated from the December 31, 2005 10K Part 1, Item 1A – “Risk Factors”:
Directors, principal stockholders and affiliated entities beneficially own or control at least 51% of our capital stock outstanding and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.
     As of June 30, 2006, our directors, principal stockholders and affiliated entities beneficially own or control securities representing, in the aggregate, at least 51% of our outstanding common stock. These stockholders, if they determine to vote in the same manner, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. In addition certain directors, principal stockholders and affiliated entities beneficially own or control Series A preferred stock or warrants which are convertible into 2,489,117 additional shares of common stock.
We may continue to incur net losses.
     Our accumulated deficit as of June 30, 2006 was $236 million, and we may continue to incur losses through the end of 2006. We reduced operating expenses to a minimum appropriate level while conducting our affairs in the most financially efficient manner practical for a public company and litigating the our securities litigation aggressively.
Our stock price has been, and will be volatile, and the value of your investment may continue to decline.
     During 2005 and for the first six months of 2006, our closing stock prices ranged from a low of $3.35, to a high of $4.07. Announcements regarding strategic alternatives, including a merger or sale of the Company, or the securities litigation described in Part II, Item 1, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock.

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

IntraBiotics Pharmaceuticals, Inc.
July 28, 2006	/s/ Denis Hickey
Denis Hickey
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment to Services Agreement, dated as of June 27, 2006, by and between IntraBiotics Pharmaceuticals, Inc. and Hickey & Hill, Inc. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 29, 2006.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

* Filed herewith.