Form 10-Q
period 2006-09-30
INTRABIOTICS PHARMACEUTICALS INC /DE
filed 2006-11-07
CIK 1103390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
         Large accelerated filer  ☐              Accelerated filer  ☐               Non-accelerated filer  ☑
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑       No ☐
There were 9,338,333 shares of the Registrant’s common stock, par value $0.001, outstanding as of September 30, 2006.

INTRABIOTICS PHARMACEUTICALS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(Dollars In thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,156	$2,772
Short-term investments	36,884	46,058
Prepaid expenses and other current assets	465	341

Total assets	$49,505	$49,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19	$58
Accrued clinical liabilities	7	99
Other accrued liabilities	189	194

Total current liabilities	215	351
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; 300 shares outstanding and $3,000 aggregate liquidation preference at September 30, 2006 and December 31, 2005, respectively	1,634	1,634
Common stock, $0.001 par value: 70,000,000 shares authorized at September 30, 2006 and December 31, 2005; 9,338,333 and 9,287,685 shares outstanding at September 30, 2006 and December 31, 2005, respectively	9	9
Additional paid-in capital	283,354	282,828
Deferred stock compensation	—	(45)
Accumulated other comprehensive loss	(5)	(36)
Accumulated deficit	(235,702)	(235,570)

Total stockholders’ equity	49,290	48,820

Total liabilities and stockholders’ equity	$49,505	$49,171

See accompanying notes to unaudited condensed financial statements

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating expenses:
Research and development	$—	$7	$7	$255
General and administrative	463	560	1,677	2,605
Restructuring charge	—	(27)	—	648

Total operating expenses	463	540	1,684	3,508

Operating loss	(463)	(540)	(1,684)	(3,508)
Other income	4	1	2	1
Interest income	635	395	1,731	1,043

Net Income (loss)	176	(144)	49	(2,464)

Non-cash dividends on Series A preferred stock	(60)	(60)	(180)	(180)

Net income (loss) applicable to common stockholders	$116	$(204)	$(131)	$(2,644)

Basic net income (loss) per share applicable to common stockholders	$0.01	$(0.02)	$(0.01)	$(0.29)

Diluted net income (loss) per share applicable to common stockholders	$0.01	$(0.02)	$(0.01)	$(0.29)

Shares used to compute basic net income (loss) per share applicable to common stockholders	9,334	9,180	9,316	9,087

Shares used to compute diluted net income (loss) per share applicable to common stockholders	11,560	9,180	9,316	9,087

See accompanying notes to unaudited condensed financial statements

INTRABIOTICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net income (loss)	$49	$(2,464)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation for directors	393	(43)
Amortization of deferred stock compensation	—	39
Stock compensation for consultant services	2	141
Depreciation and amortization	—	9
Loss on disposal of property and equipment	—	27
Change in assets and liabilities:
Prepaid expenses and other current assets	(124)	(104)
Accounts payable	(39)	(100)
Accrued clinical liabilities	(92)	(62)
Accrued employee liabilities	—	(38)
Accrued restructuring charges	—	(5)
Other accrued liabilities	(5)	(115)

Net cash provided by (used in) operating activities	184	(2,715)

Investing activities
Proceeds from sale of property and equipment	—	10
Purchase of short term investments	(156,069)	(116,672)
Proceeds from sale or maturity of short-term investments	165,269	117,613

Net cash provided by investing activities	9,200	951

Financing activity
Proceeds from issuance of common stock, net of issuance costs	—	497

Net cash provided by financing activities	—	497

Net increase (decrease) in cash and cash equivalents	9,384	(1,267)
Cash and cash equivalents at beginning of the period	2,772	1,755

Cash and cash equivalents at end of the period	$12,156	$488

Supplemental disclosure of non-cash information:
Issuance of common stock dividend on Series A preferred stock	$(180)	$(180)

Issuance of common stock upon conversion of Series A preferred stock	$—	$(137)

See accompanying notes to unaudited condensed financial statements

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
     Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by accounting principles generally accepted in the United States) have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting entirely of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of September 30, 2006, the results of its operations for the three months and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005.
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
Note 2. Stock-Based Compensation
     The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) was adopted in May 2004, and replaced the 2000 Equity Incentive Plan (the “2000 Plan”), which in turn had replaced the 1995 Incentive Stock Plan (the “1995 Plan”), collectively the Predecessor Plans. The termination of the Predecessor Plans had no effect on the options that were granted thereunder. The terms of awards granted under the Predecessor Plans were substantially similar to those granted under the 2004 Plan. The 2004 Plan allows for the granting of options to purchase stock, stock bonuses and rights to acquire restricted stock of up to 2,050,000 shares of common stock to employees, consultants, and directors. The number of shares of Common Stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2005. In accordance with the preceding formula, the shares available for issuance under the 2004 Plan were increased by 529,510 on January 1, 2005 and 543,302 on January 1, 2006. All options granted under the 2004 Plan must have exercise prices equal to the fair market value of the common stock on the option grant date, and are to have a term not greater than 10 years from the grant date. Options granted under the 2004 plan vest ratably over periods ranging from 3 months to six years. Options granted under Predecessor Plans vest ratably over periods ranging from 18 months to six years.
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

     To cover the exercise of vested options the Company issues new shares from its authorized but unissued share pool. As of September 30, 2006 there were 2,575,310 and 56,250 shares of common stock available for issuance under the 2004 Plan and the 2002 Plan, respectively.
     No cash proceeds from the sales of common stock under employee option plans were received for the nine months ended September 30, 2006, versus $497,000 during the first nine months of 2005. No income tax benefits were realized from the sales of common stock during the nine months ended September 30, 2006. In accordance with SFAS 123 (R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
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
Stock Compensation Expense
     Under SFAS 123(R), we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three months and nine months ended September 30, 2006 reflects the impact of SFAS 123(R). During the three months and nine months ended September 30, 2006, the Company recognized $136,000 and $393,000, respectively, in compensation expense related to options granted to employees and directors, which was $120,000 and $345,000 higher than if it had continued to account for share-based compensation under Statement 123. There were no tax benefits from share-based compensation since the Company has substantial tax loss carry forwards and sustained a loss to stockholders for the nine months ended September 30, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The impact on both basic and diluted earnings per share for the three months and nine months ended September 30, 2006 was $0.01 and $0.04, respectively.
     Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock awards provided the exercise price was established at 100% of the common stock fair market value at the date of grant. Prior to fiscal 2006 the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended September 30, 2005, it would have recorded an expense of $264.000 and $1.6 million, respectively. The difference between the two years (actual 2006 and pro-forma 2005) is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance of Iseganan and subsequent termination of all employees. The impact on both basic and diluted earnings per share for the three months and nine months ended September 30, 2005 was $0.03 and $0.18, respectively.
     At September 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $361,000, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately .7 years for stock options and will be adjusted if necessary for forfeitures and cancellations.

Determining Fair Value
     Valuation and amortization method — The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.
     Expected Term — The expected term of options is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; which results from certain groups of employees exhibiting different behavior.
     Expected Volatility — The Company’s expected volatility for the quarter ended September 30, 2006 is based on Company’s historical volatility.
     Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.
     Expected Dividend — The dividend yield reflects that the Company has not paid any dividends and has no intention to pay dividends in the foreseeable future.
     Estimated Forfeiture — The Company does not anticipate forfeiture due to the limited number of people (3) that have stock options outstanding.
     In the three months ended September 30, 2006 and 2005, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model using a dividend yield of 0% and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	n/a	n/a	4.60%	3.79%
Volatility	n/a	n/a	0.20	0.89
Dividend yield	n/a	n/a	0.00%	0.00%
Expected life of option	n/a	n/a	6.2	6.1
No stock options were granted to employees during the three months ended September 30, 2006 and 2005. There were no post-vesting restrictions.
Stock Options and Awards Activities
     The following is a summary of the Company’s stock option activity under the stock option plans as of September 30, 2006 and related information:

	Outstanding Options
		Weighted Average		Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contract Life	Value (000's)
Balance at December 31, 2005	570,667	$8.92	7.08
Granted	37,500	$3.50
Exercised	0	$—
Forfeitures and cancellations	(119,000)	$10.13

Balance at September 30, 2006	489,167	$8.13	6.21	$231,892

Vested and expected to Vest at September 30, 2006	489,167	$8.13	6.21	$231,892
Exercisable at September 30, 2006	357,911	$7.69	5.7	$199,553

The weighted-average grant date fair value of options granted for both the three months and nine month periods ended September 30, 2006 and 2005 was $3.50 and $3.98, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.79 at September 30, 2006, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was approximately 249,167 shares. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2006 was zero, since there were no options exercised.
     The exercise prices for options outstanding and exercisable as of September 30, 2006 and their weighted average remaining contractual lives were as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding			Options exercisable
		Weighted-Average	Weighted		Weighted-
		Remaining	Average		Average
Range of Exercise	Number of	Contractual Life	Exercise	Number of	Exercise
Prices	Shares	(years)	Price	Shares	Price
$ 2.40	8,333	0.06	2.40	8,333	$2.40
$ 2.76	203,334	4.26	2.76	182,495	$2.76
$ 3.50	37,500	9.37	3.50	—	$3.50
$ 4.08	20,000	8.26	4.08	20,000	$4.08
$13.06	100,000	7.60	13.06	58,333	$13.06
$13.93	40,000	7.70	13.93	30,000	$13.93
$16.49	80,000	7.34	16.49	58,750	$16.49

Totals	489,167	6.21	8.13	357,911	$7.69

Pro-forma Disclosures
     The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month and nine month periods ended September 30, 2005 (in thousands, except per share amounts):

	(In thousands, except per share amounts)
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net loss applicable to common stockholders, as reported	$(204)	$(2,644)

Add: Stock-based employee compensation expense (recovery) included in reported net loss applicable to common stockholders	16	(4)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(280)	(1,643)

Net loss applicable to common stockholders, pro forma	$(468)	$(4,291)

Net loss per share applicable to common stockholders:
Basic and diluted — as reported	$(0.02)	$(0.29)

Basic and diluted — pro forma	$(0.05)	$(0.47)

For the purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option valuation model and recognized over the respective vesting periods of the awards.
Note 3. Comprehensive Income (Loss)
     The components of comprehensive loss in each period presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income (loss)	$176	$(144)	$49	$(2,464)
Unrealized gain (loss) on available-for-sale securities	6	9	31	7

Comprehensive income (loss)	$182	$(135)	$80	$(2,457)

Note 4. Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” and is calculated using the weighted-average number of shares of common stock outstanding during the period. Net profit or loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). As the Company’s potentially dilutive securities were anti-dilutive for all “loss” periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders for those loss periods. Potentially dilutive shares used to compute 2006 third quarter basic and diluted net income per share were calculated using the net exercise method. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net income (loss) per share applicable to common stockholders was 285,565 and 2,917,484 for the three months ended September 30, 2006 and 2005, respectively and 2,716,966 and 3,293,626 for the nine months ended September 30, 2006 and 2005, respectively.
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
     The Company’s quotation for its common stock appears in the “Pink Sheets” under the trading symbol “IBPI” or “IBPI.PK”.

     In February 2006, the Company issued 16,580 shares of common stock in connection with dividends payable to holders of preferred stock on December 31, 2005. In May 2006, the Company issued 17,179 shares of common stock in connection with dividends payable to holders of preferred stock on March 31, 2006. In July of 2006, the Company issued 16,889 shares of common stock in connection with dividends payable to holders of preferred stock on June 30, 2006.
Note 6. Commitments
     At September 30, 2006, the Company had no operating lease commitments.
Note 7. Legal Proceedings
     Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of its officers. The actions were consolidated and a consolidated amended complaint has been filed, purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004. The amended complaint generally alleges that IntraBiotics and several of its officers and directors made false or misleading statements concerning the clinical trial of Iseganan. The plaintiffs seek unspecified monetary damages. On February 28, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint. On January 23, 2006, the court issued its decision on the motion, granting the motion to dismiss the claim under the Securities Exchange Act of 1934, with leave to amend, and denying the motion to dismiss the claims under the Securities Act of 1933. Plaintiffs filed an amended complaint on February 22, 2006. IntraBiotics and the other defendants moved to dismiss all claims alleged in the amended complaint on March 14, 2006. In orders issued on August 1 and August 30, 2006, the court dismissed all claims against the defendants. The court entered judgment in favor of defendants on October 3, 2006. Plaintiffs had 30 days in which to file a notice of appeal. As plaintiffs did not appeal the judgment before the end of that time limit, the case has now ended in favor of IntraBiotics and the individual defendants.
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
Overview
     From inception in 1994, through May 2005, we devoted substantially all of our efforts to research and development of anti-microbial drugs, and generated no product revenues. From the fourth quarter of 2002 until September 2004 we focused our attention on developing Iseganan for the prevention of ventilator-associated pneumonia (“VAP”). In September 2004, the Company discontinued its clinical trial of Iseganan for the prevention of VAP following a recommendation of the independent data monitoring committee. Subsequently, the Company terminated the Iseganan development program, reduced employees, and evaluated (and continues to evaluate) strategic alternatives, including mergers, acquisitions, in-licensing opportunities, and liquidation of the Company.
     On May 5, 2005, after considering a variety of strategic alternatives, none of which was determined by management and the Board of Directors to be in the best interests of the Company and its shareholders, the Board of Directors decided to suspend the Company’s active evaluation process and reduce operating expenses to a minimum appropriate level. In accordance with these plans, the Company terminated all of its remaining regular employees on June 15, 2005. The Company engaged Hickey & Hill, Inc. of Lafayette, California, a firm specializing in managing companies in transition, to assume the responsibilities of day-to-day administration of the Company, and appointed Denis Hickey of Hickey & Hill, Inc. as its Chief Executive Officer and Chief Financial Officer. In addition, the Company is continuing to pursue strategic alternatives in the biotechnology industry with the support of consultants and the active participation of its Board.

     The registrant plans to conduct its affairs in the most financially efficient manner practical for a public company. During the period that Hickey & Hill, Inc. will handle the administration of the Company’s affairs, the Board of Directors and selected consultants will evaluate any strategic alternatives that come to the Company’s attention. The Company, in any case, will continue operations at least until all alternative options currently under consideration are fully evaluated.
     On September 30, 2006, the Company had a total of $49 million in cash, cash equivalents, and short-term investments, and recorded liabilities of $0.2 million. Based on current projections, the Company expects cash flows between $0.2 million positive and $0.3 million negative during 2006. Actual cash may be lower as a result of costs associated with any strategic alternative or liquidation of the Company. There can be no assurance that such a range will be achieved, as actual expenditures and interest income may differ significantly from projected levels.
     We have granted stock options to consultants, which resulted in stock compensation expense of $0 during the three and nine months ended September 30, 2006, respectively, and $16,000 and $140,000 during the three and nine months ended September 30, 2005, respectively.
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
     Under SFAS 123(R), we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS 123(R) using the Black-Scholes modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflects the impact of SFAS 123(R). During the three and nine months ended September 30, 2006, the Company recognized $136,000 and $393,000, respectively in compensation expense related to options granted employees and directors. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended September 30, 2005, it would have recorded an expense of $264,000 and $1.6 million, respectively. The difference between the two years is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance or Iseganan and subsequent termination of all employees.
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
Results of Operations
Three and Nine months ended September 30, 2006 and 2005
     Research and Development
     Research and development expenses primarily include research and development payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation charges. Research and development expenses were $0 and $7,000 respectively during the three and nine months ended September 30, 2006 as compared to $7,000 and $255,000, respectively, for the three and nine months ended September 30, 2005. The decrease is due to the termination of our Iseganan development project in September 2004. Except for the adjustment of certain payables, current research and development costs have ceased as a result of our decision to discontinue the Iseganan program and reduce operating expenses to a minimum appropriate level.
     General and Administrative
     General and administrative costs currently include outside contractors, legal and accounting fees, insurance, non-cash stock compensation charges, and other general administrative expenses and expenses associated with the evaluation of our strategic options. General and administrative expenses were $463,000 and $1.7 million, respectively, during the three and nine months ended September 30, 2006 and $560,000 and $2.6 million, respectively during the three and nine months ended September 30, 2005. The decrease between the three month and nine month periods is primarily the result of our decision to reduce operating expenses to a minimum appropriate level. Stock compensation expense was $136,000 and $393,000 during the three months and nine months ended September 30, 2006, respectively, versus $76,000 and $129,000 during the three and nine months ended September 30, 2005, respectively.

     The increase in stock compensation expense was the result of adopting with SFAS 123 (R) in 2006. Under SFAS 123(R) option-pricing models are required to use the fair value of each option grant on the date of the grant. A significant number of shares in the calculation were granted when the Company’s stock was at relatively high values, before the Company discontinued Iseganan and terminated all of its regular employees. As a result, the calculated average value for each option share, using the Black-Scholes option-pricing model, is $3.75, versus a market value per share for the Company’s stock at September 30, 2006 of $3.79.
     In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for periods prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended September 30, 2005, it would have recorded expenses of $264,000 and $1.6 million, respectively. The difference between the two years is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance or Iseganan and subsequent termination of all employees.
     Restructuring Charges
     There were no restructurings during the nine months ended September 30, 2006. Restructuring charges were a credit of $27,000 and a loss of $648,000 during the three and nine months ended September 30, 2005 related to the termination of all remaining employees in September 2005.
     Interest Income
     Interest income was $635,000 and $1.7 million, respectively, during the three and nine months ended September 30, 2006, versus $395,000 and $1 million during the three and nine months ended September 30, 2005, respectively. Interest income increased primarily because of substantially higher average interest earning investment balances and higher average interest rates during the 2006 periods.
     Net Income (Loss) Applicable to Common Stockholders
     Net income (loss) applicable to common stockholders was $116,000 and ($131,000), respectively, during the three and nine months ended September 30, 2006 and a loss of $204,000 and $2.6 million, respectively, during the three and nine months ended September 30, 2005. The difference in 2006 versus 2005 is primarily attributable to the substantial reduction of research and development and general and administrative expenses as described above and higher interest income, offset by increased employee stock compensation. Net income (loss) applicable to common stockholders also includes the impact of Series A preferred stock dividends of $60,000 and $180,000 in the three and nine month periods ended September 30, 2006, respectively. Preferred stock dividends represents the 8% annual dividends payable quarterly in common stock to the holders of our Series A preferred stock.
Liquidity and Capital Resources
     As of September 30, 2006, we had total cash, cash equivalents, and short-term investments of $49 million versus $48.8 million as of December 31, 2005. The increase was the result of a timing difference in collecting interest receivable on short term investments, which receivable increased from $70,000 in December of 2005 to $361,500 in September of 2006. Short-term investments were $36.9 million as of September 30, 2006 as compared to $46.1 million as of December 31, 2005. We had no debt outstanding as of September 30, 2006. We invest excess funds in short-term money market funds and securities pursuant to our investment policy guidelines.
     Net cash provided by operating activities for the nine months ended September 30, 2006 was $184,000 versus $2.7 million used during the nine months ended September 30, 2005. The cash provided in 2006 was due primarily to the increase in interest income. The cash used in 2005 consisted primarily of the net loss adjusted for non-cash stock compensation expense and changes in prepaid expenses and accrued clinical liabilities.
     Net cash provided by investing activities was $9.2 million during the nine months ended September 30, 2006, as compared to net cash provided by investing activities of $1.0 million during the nine months ended September 30, 2005. The cash provided in both periods primarily represents purchases of short-term investments offset by proceeds from the sale or maturity of short-term investments. The cash provided in 2006 increased cash and cash equivalents, whereas the cash provided in 2005 financed operations.
     No cash was provided by financing activities during the nine months ended September 30, 2006, versus $497,000 during the first nine months of 2005 related to the exercise of stock options.
     We expect to continue to incur operating losses and will not receive any product revenues in the foreseeable future. Our efforts are focused on reducing operating expenses to a minimum appropriate level, conducting our affairs in the most financially efficient manner practical for a public company, and pursuing strategic alternatives in the biotech industry. Based on current projections, the Company expects cash, cash equivalents and short-term investments as of December 31, 2006 to be in the range of $48.5 to $49 million. Actual cash may be lower as a result of costs associated with any strategic alternative or liquidation of the Company. We currently anticipate our cash, cash equivalents and short-term investments to be sufficient to fund the foregoing efforts for at least the next 12 months. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.
Contractual Obligations
     As of September 30, 2006, the Company had no operating lease obligations, no long-term debt obligations, no capital lease obligations or purchase obligations (each as defined under Item 303(a)(5) of Regulation S-K).
     The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock. Based on the number of shares of preferred stock outstanding as of September 30, 2006 this equates to $240,000 per year. The dividends are payable quarterly in shares of common stock, and the number of shares payable are determined based on the average closing sale price of the common stock on the NASDAQ National Market or other market on which our common stock is traded for each of the five trading days immediately preceding the applicable dividend payment date. We do not currently anticipate paying any cash dividends in the foreseeable future.
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
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of September 30, 2006, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk and to avoid classification as an investment company under the Investment Company Act of 1940, we have limited our investments to cash and securities of the Government of the United States of America and its federal agencies. The average duration of our investment portfolio as of September 30, 2006 was less than six months. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of September 30, 2006. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.
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
Disclosure Controls and Procedures
     Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Future requirements
     The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management’s assessment of the effectiveness of the Company’s internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The Company’s independent auditors will be required to confirm in writing whether management’s assessment of the effectiveness of the internal controls over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Beginning on July 2, 2004, three purported class action shareholder complaints were filed in the United States District Court for the Northern of California against IntraBiotics and several of its officers. The actions were consolidated and a consolidated amended complaint has been filed, purportedly brought on behalf of purchasers of IntraBiotics common stock between September 5, 2003 and June 22, 2004. The amended complaint generally alleges that IntraBiotics and several of its officers and directors made false or misleading statements concerning the clinical trial of Iseganan. The plaintiffs seek unspecified monetary damages. On February 28, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint. On January 23, 2006, the court issued its decision on the motion, granting the motion to dismiss the claim under the Securities Exchange Act of 1934, with leave to amend, and denying the motion to dismiss the claims under the Securities Act of 1933. Plaintiffs filed an amended complaint on February 22, 2006. IntraBiotics and the other defendants moved to dismiss all claims alleged in the amended complaint on March 14, 2006. In orders issued on August 1 and August 30, 2006, the court dismissed all claims against the defendants. The court entered judgment in favor of defendants on October 3, 2006. Plaintiffs had 30 days in which to file a notice of appeal. As plaintiffs did not appeal the judgment before the end of that time limit, the case has now ended in favor of IntraBiotics and the individual defendants.
Item 1A. Risk Factors
     We face significant risks and the risks described in Part 1, Item 1A — “Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2005 may not be the only risks we face. Additional risks that we do not know of, or that we currently believe are immaterial, may also adversely affect the Company. If any of the events or circumstances described in our Form 10-K actually occurs, our business, financial condition, or results of operations could be materially adversely affected. The following risk factors have been updated from the December 31, 2005 10K Part 1, Item 1A — “Risk Factors”:
Directors, principal stockholders and affiliated entities beneficially own or control at least 51% of our capital stock outstanding and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.
     As of September 30, 2006, our directors, principal stockholders and affiliated entities beneficially own or control securities representing, in the aggregate, at least 51% of our outstanding common stock. These stockholders, if they determine to vote in the same manner, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. In addition certain directors, principal stockholders and affiliated entities beneficially own or control Series A preferred stock or warrants which are convertible into 2,489,117 additional shares of common stock.
We may continue to incur net operating losses.
     Our accumulated deficit as of September 30, 2006 was $236 million, and we may continue to incur operating losses through the end of 2006. We reduced operating expenses to a minimum appropriate level while conducting our affairs in the most financially efficient manner practical for a public company and litigating our securities litigation aggressively.
Our stock price has been, and will be volatile, and the value of your investment may continue to decline.
     During 2005 and for the first nine months of 2006, our closing stock prices ranged from a low of $3.25, to a high of $4.07. Announcements regarding strategic alternatives, including an in-licensing transaction or merger or sale of the Company, or the securities litigation described in Part II, Item 1, in addition to the other risk factors described in this section, may have a significant impact on the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
     On November 6, 2006, the Company further amended its Services Agreement, dated June 20, 2005, as amended on June 27, 2006 (the “Agreement”), with Hickey & Hill, in order to add a provision which was inadvertently omitted by the parties from the amendment on June 27, 2006. Pursuant to the terms of the amendment, the Company agreed to pay additional compensation at a rate of $200 per hour for services in excess of 86 hours in a month in which Hickey & Hill devotes more than 20 hours to the Company related to any discovery requests, dissolution process, merger or acquisition or in-licensing agreements. The amendment is retroactive to the date of the term of the Agreement. A copy of the amendment is furnished herewith as Exhibit 10.1 and is incorporated herein by reference.
Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report) are included, or incorporated by reference, in this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IntraBiotics Pharmaceuticals, Inc.

November 7, 2006	/s/ Denis Hickey
Denis Hickey
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

10.1	Third Amendment to Services Agreement, dated as of November 1, 2006, by and between IntraBiotics Pharmaceuticals, Inc. and Hickey & Hill, Inc.*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

• Filed herewith.