Form 10-K
period 2006-12-31
Ardea Biosciences, Inc./DE
filed 2007-04-02
CIK 1103390

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15((d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-29993
Ardea Biosciences, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-3200380
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2131 Palomar Airport Rd., Suite 300 Carlsbad, CA. (Address of principal executive offices)	92011 (Zip code)

Registrant’s telephone number, including area code:
(760) 602-8422

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant, based on the closing price at which the Registrant’s common stock was last sold on June 30, 2006 was approximately $21,761,953. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 6,044,987 shares held by directors, officers and stockholders whose ownership exceeds five percent of the registrant’s outstanding common stock as of June 30, 2006. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 15, 2007 was 9,376,799 shares.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K are forward-looking statements that involve a number of risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements include statements about our plans for our research and development programs, the potential characteristics of our product candidates, the ability to co-formulate our product candidates with other drugs, our ability to initiate or complete clinical trials for any of our product candidates, our ability to progress product candidates through preclinical and clinical development and commercialization, our ability to select a development candidate from the 900 Series Program, our ability to file a U.S. Investigational New Drug application, or IND, or a similar filing with the applicable regulatory agency in a foreign country, or obtain regulatory approval for marketing of any product candidate, our ability to create a fully-integrated research and development organization, the expected benefits from our new management, the market opportunity for any products we may develop and the ability of those products to meet market needs or participate in such markets, the milestones or royalties payable to Valeant Research & Development, our receipt of payments from Valeant under the research services agreement, our research and development goals for 2007, our near- and long-term financial outlook, our anticipated cash usage and resources, the safety and efficacy of our product candidates and any potential products, our ability to develop and commercialize products, our ability to acquire additional product candidates, our ability to rapidly develop product candidates, our ability to manage the risks involved with drug discovery, our ability to generate internal product candidates, our ability to develop a commercialization capability or partner with other companies for the development or commercialization of product candidates, and other statements about our strategy, technologies, programs, and ability to develop compounds and commercialize drugs.

For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements are included in “Item 1A — Risk Factors” of this annual report and disclosed in our other filings with the Securities and Exchange Commission. We cannot guarantee future results, level of activity or performance. You should not place undue reliance on these forward-looking statements. These forward-looking statements represent our judgment as of the time of this annual report. We disclaim any intent or obligation to update these forward-looking statements, other than as may be required under applicable law.

Unless the context indicates otherwise, as used in this annual report, the terms “Ardea,” “we,” “us” and “our” refer to Ardea Biosciences, Inc., a Delaware corporation. Ardea recently changed its name from IntraBiotics Pharmaceuticals, Inc.

ITEM 1.  BUSINESS

History and Overview

We were incorporated in the State of Delaware in 1994. From our inception in 1994 through May 5, 2005, we devoted substantially all of our efforts to research and development of anti-microbial drugs and generated no product revenues. From the fourth quarter of 2002 until June 2004, we focused our attention on developing iseganan for the prevention of ventilator-associated pneumonia, or VAP. In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP following a recommendation of our independent data monitoring committee. Subsequently, we terminated the iseganan development program, reduced our work force and evaluated strategic alternatives, including mergers, acquisitions, in-licensing opportunities and liquidation.

On May 5, 2005, after considering a variety of strategic alternatives, none of which was determined by our management and Board of Directors to be in the best interests of us and our stockholders, our Board of Directors decided to reduce operating expenses to a minimum appropriate level. In accordance with these plans, we terminated all of our remaining regular employees on June 15, 2005, engaged Hickey & Hill, Inc. of Lafayette, California, a firm specializing in managing companies in transition, to assume the responsibilities of our day-to-day administration, and appointed Denis Hickey of Hickey & Hill, Inc. as our Chief Executive Officer and Chief Financial Officer.

From June 15, 2005 until December 21, 2006, Denis Hickey handled the administration of our affairs while our Board of Directors and selected consultants searched for and evaluated strategic alternatives for our business. During that period, we evaluated several strategic alternatives in the biotechnology industry with the support of consultants, including Barry D. Quart, Pharm.D., and the active participation of our Board of Directors.

Transaction with Valeant

On December 21, 2006, we acquired intellectual property and other assets related to three distinct pharmaceutical research and development programs from Valeant Research & Development, Inc., or Valeant, pursuant to an Asset Purchase Agreement, hired a new senior management team, including Barry D. Quart, Pharm.D., who replaced Denis Hickey as Chief Executive Officer, and changed our name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc. The three research and development programs acquired from Valeant include:

•	the 800 Series Program, which is directed toward the discovery of non-nucleoside reverse transcriptase inhibitors, or NNRTIs, for the potential treatment of HIV,

•	the 900 Series Program, which is also directed toward the discovery of NNRTIs for the potential treatment of HIV but includes compounds from a chemical class that is distinct from the chemical class being investigated in the 800 Series Program, and

•	the 100 Series Program, which is directed toward the discovery of small-molecule kinase inhibitors for the potential treatment of cancer and inflammatory disease.

In consideration for the purchased assets from Valeant, subject to certain conditions, Valeant has the right to receive development-based milestone payments and sales-based royalty payments from us. There is one set of milestones for the 800 and 900 Series Programs and a separate set of milestones for the 100 Series Program. Assuming the successful commercialization of a product incorporating a compound from the 800 Series Program or the 900 Series Program, the milestone payments for these two programs combined could total $25 million. For the 100 Series Program, milestone payments could total $17 million, assuming the successful commercialization of a product from that program. For each program, milestones are paid only once regardless of how many compounds are developed or commercialized. In each program, the first milestone payment would be due after the completion of a proof-of-concept clinical study in patients, and more than half of the total milestone payments would be due after regulatory approval. The royalty rates on all products are in the mid-single digits. We agreed to further develop the programs with the objective of obtaining marketing approval in the United States, the United Kingdom, France, Spain, Italy and Germany.

Valeant also has the right to exercise a one-time option to repurchase commercialization rights in territories outside the U.S. and Canada for our first NNRTI derived from the acquired intellectual property to advance to Phase III. If Valeant exercises this option, which it can do following the completion of Phase IIb but prior to the initiation of Phase III, the Company would be responsible for completing the Phase III studies and for the registration of the product in the U.S. and European Union. Valeant would pay us a $10.0 million option fee, up to $21.0 million in milestone payments based on regulatory approvals, and a mid-single digit royalty on product sales in the Valeant territories.

We also entered into a research services agreement with Valeant under which we will advance a preclinical program in the field of neuropharmacology on behalf of Valeant. Under the agreement, which has a two-year term, subject to Valeant’s option to terminate the agreement after the first year, Valeant will pay us quarterly payments of up to $3.5 million per year to advance the program, and we are entitled to development-based milestone payments of up to $1.0 million. Valeant will own all intellectual property under this research program.

In connection with the acquisition from Valeant, we also entered into an office lease agreement for space formerly held by Valeant.

Business Strategy

We are focused on the development of small-molecule drugs that address large pharmaceutical markets. We plan to source these development candidates from both our internal drug discovery programs and our continued in-licensing efforts. Our initial therapeutic areas of focus are HIV, cancer and inflammatory disease. We believe that we are well-positioned to create shareholder value through our development activities given the ability to achieve clinical proof-of-concept relatively quickly and cost-effectively in these disease categories.

Financial Outlook

As of December 31, 2006, we had a total of $48.7 million in cash, cash equivalents and short-term investments and liabilities of $1.2 million. For 2007, we expect to use approximately $16.0 million to $20.0 million in net cash resources to fund operations and expect to end 2007 with approximately $28.0 million to $32.0 million in cash, cash equivalents and short-term investments. We currently expect that our current cash resources will fund operations through 2008. These projections exclude the potential impact of any future business development activity. For more information on our financial position, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this annual report.

Development Programs

The assets we acquired from Valeant include equipment, intellectual property, contracts, permits, licenses and items necessary for us to pursue three pharmaceutical research and development programs. Our three development programs are:

•	800 Series Program. Our 800 Series Program is our lead program and is directed toward the discovery of NNRTIs for the potential treatment of HIV. The lead product candidate from the program is RDEA806 (previously referred to as AR806). In vitro preclinical tests have shown RDEA806 to be a potent inhibitor of a wide range of HIV viral isolates, including isolates that are resistant to efavirenz (Sustiva®, Bristol-Myers Squibb) and other currently available NNRTIs. Based on early in vitro and in vivo preclinical data, we anticipate that this compound could be amenable to a patient-friendly oral dosing regimen, may have limited pharmacokinetic interactions with other drugs and may be readily co-formulated with other HIV antiviral drugs. We have initiated a Phase I clinical study of RDEA806 and plan to report initial results from this study in the third quarter of 2007.

•	900 Series Program. Our 900 Series Program, which is in preclinical development, is also directed toward the discovery of NNRTIs for the potential treatment of HIV. The compounds in our 900 Series Program are from a chemical class that is distinct from the chemical class being investigated in our 800 Series Program. Based on early preclinical data, we believe that the compounds in our 900 Series Program may have the potential to share certain of the positive attributes of the compounds in our 800 Series Program, but also appear to have even greater activity against a wide range of drug-resistant viral isolates. We plan to select a development candidate from this program in the second quarter of 2007 and to initiate a clinical study of this candidate in the fourth quarter of 2007.

•	100 Series Program. Our 100 Series Program, which is in preclinical development, is directed toward the discovery of small-molecule kinase inhibitors for the potential treatment of cancer and inflammation. RDEA119 is our lead development candidate from our 100 Series Program. In early preclinical tests, RDEA119 has shown potential as a potent and selective inhibitor of mitogen-activated ERK kinase, or MEK, which is believed to play an important role in cancer cell proliferation, apoptosis and metastasis as well as inflammatory cell signaling. Preclinical data suggest that RDEA119 may have favorable pharmaceutical-like properties, including the potential for once-daily oral dosing. We plan to initiate a Phase I clinical study of RDEA119 in the third quarter of 2007.

Market Opportunity

We believe that there is a significant market opportunity for our products, should they be successfully developed, approved and commercialized.

In 2005, the worldwide market for HIV antivirals was estimated at approximately $8.0 billion, according to data from IMS Health Incorporated’s Retail Drug Monitor. While the treatment of HIV has improved dramatically over the past decade, we believe that there remains a need for new treatments that are effective against drug-resistant virus, well-tolerated and convenient to take. We believe that our 800 and 900 Series NNRTIs have the potential to meet this market need.

We also believe that there is a growing interest in the potential for targeted therapies, including kinase inhibitors, in the treatment of both cancer and inflammatory disease. In 2005, the worldwide market for targeted therapies for cancer was $7.5 billion, according to Datamonitor plc, and the worldwide market for targeted therapies for inflammatory diseases was more than $8 billion, according to data from IMS Health Incorporated. Given the role that MEK appears to play in cancer and inflammatory diseases and the increasing preference for oral therapies, we believe that RDEA119, if successfully developed, approved and commercialized, could participate in these growing markets.

Research and Development Expenses

Our research and development expense for the three years ended December 31, 2006, 2005, and 2004 was $0.1 million, $0.3 million, and $11.5 million, respectively. We expect that our research and development expenses will increase substantially as we seek to advance the preclinical programs that we acquired from Valeant into later stages of preclinical development and initial clinical trials.

Clinical Supplies and Manufacturing

We have no manufacturing capabilities. We expect to rely on third-party contract manufacturers to produce our product candidates to support our development programs. Our clinical trial material, critical to our operations, is purchased from two companies among several other available suppliers.

Sales and Marketing

We do not currently have sales or marketing capabilities. In order to commercially market any pharmaceutical product that we successfully advance through preclinical and clinical development and for which we obtain regulatory approval, we must either develop a sales and marketing infrastructure or collaborate with third parties with sales and marketing capabilities. Because of the early stage of the pharmaceutical development programs we acquired from Valeant, we have not yet developed a sales and marketing strategy for any pharmaceutical products that we may develop.

Customers and Distribution

We do not currently sell or distribute pharmaceutical products.

Competition

The biotechnology and pharmaceutical industries are extremely competitive. Our potential competitors in the field are many in number and include major pharmaceutical and specialized biotechnology companies. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may allow them to have a competitive advantage. In addition, they may have substantially more experience in effecting strategic combinations, in-licensing technology, developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We cannot give any assurances that we can effectively compete with these other biotechnology and pharmaceutical companies. However, because we have a small, highly integrated team of experienced medicinal chemists, therapeutic experts, X-ray crystallographers and preclinical development scientists, we can focus on a validated target from a therapeutic area with significant unmet medical need. RDEA806 and RDEA119 are examples of our drug discovery approach. We believe that by carefully setting a target product profile, we can work towards developing best-in-class drug candidates as fast-followers to those approved drugs or advanced clinical candidates with promising therapeutic properties.

Any products that we may develop or discover will compete in highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical and personnel resources than we do, and they may succeed in developing products that may render our products and those of our collaborators obsolete or noncompetitive. In addition, many of our competitors have significantly greater experience than we do in their respective fields.

Intellectual Property

Our success will depend in large part on our ability to:

•	obtain and maintain patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;

•	prosecute and defend our patents;

•	preserve our trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

We acquired all of the intellectual property related to our three pharmaceutical research and development programs from Valeant. We intend to continue to seek appropriate patent protection for the lead product candidates in our research and development programs and their uses by filing patent applications in the United States and other selected countries. We intend for these patent applications to cover, where possible, claims for composition of matter, medical uses, processes for preparation and formulations.

As part of the acquisition of intellectual property assets and other assets from Valeant, completed on December 21, 2006, we acquired and now own a total of three pending United States patent applications, three pending United States provisional applications, and 14 pending foreign patent applications.

Although we believe that our rights under the patent applications we acquired from Valeant provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes, and may not be able to obtain patents from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Any patents or patent rights that we obtain may be circumvented, challenged or invalidated by our competitors.

We also rely on trade secrets, proprietary know-how and continuing innovation to develop and maintain our competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. We seek protection of these trade secrets, proprietary know-how and any continuing innovation, in part, through confidentiality and proprietary information agreements. However, these agreements may not provide meaningful protection for, or adequate remedies to protect, our technology in the event of unauthorized use or disclosure of information. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

Government Regulation

Pharmaceutical Regulation

If and when we market any pharmaceutical products, they would be subject to extensive government regulation in the United States. Additionally, if we seek to market and distribute any such products abroad, they would also be subject to extensive foreign government regulation.

In the United States, the United States Food and Drug Administration, or FDA, regulates pharmaceutical products. FDA regulations govern the testing, manufacturing, advertising, promotion, labeling, sale and distribution of pharmaceutical products, and generally require approval of new drugs through a rigorous process. We also may be subject to foreign regulatory requirements governing clinical trials and drug product sales if products are studied or marketed abroad. The approval process outside the United States varies from jurisdiction to jurisdiction and the time required may be longer or shorter than that required for FDA approval.

Regulation in the United States

The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any of our products will ever obtain approval. The FDA approval process for new drugs includes, without limitation:

•	preclinical studies;

•	submission of an IND (Investigational New Drug Application) for clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission of a New Drug Application, or NDA, to obtain marketing approval;

•	review of the NDA; and

•	inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current Good Manufacturing Practice, or cGMP, regulations.

The NDA must include comprehensive and complete descriptions of the preclinical testing, clinical trials, and the chemical, manufacturing and control requirements of a drug that enable the FDA to determine the drug’s safety and efficacy. An NDA must be submitted, filed and approved by the FDA before any product that we may successfully develop can be marketed commercially in the United States.

Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and effectiveness of the product. Most of these studies must be performed according to good laboratory practices. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND. Clinical trials may begin 30 days after the IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We have not filed an IND for a lead clinical candidate in any of the pharmaceutical development programs that we acquired from Valeant. We will have to file an IND before we can commence any clinical trials for our product candidates in the United States.

We cannot assure you that submission of an IND for any of our preclinical product candidates will result in authorization to commence clinical trials. Nor can we assure you that any of our current or future clinical trials will result in marketing approval. Clinical trials involve the administration of the product candidate that is the subject of the trial, to volunteers or patients under the supervision of a qualified principal investigator. Each clinical trial must be reviewed and approved by an independent institutional review board at each institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors, safety of human subjects and the possible liability of the institution. Also, clinical trials must be performed according to good clinical practices. Good clinical practices are enumerated in FDA regulations and guidance documents.

Clinical trials typically are conducted in sequential phases: Phases I, II and III, with Phase IV studies conducted after approval. Drugs for which Phase IV studies are required include those approved under accelerated approval regulations. The phases may overlap.

In Phase I clinical trials, a drug is usually tested on a small number of healthy volunteers to determine safety, any adverse effects, proper dosage, absorption, metabolism, distribution, excretion and other drug effects.

In Phase II clinical trials, a drug is usually tested on a limited number of subjects (generally up to several hundred subjects) to preliminarily evaluate the efficacy of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks.

In Phase III clinical trials, a drug is usually tested on a larger number of subjects (up to several thousand), in an expanded patient population and at multiple clinical sites. The FDA may require that we suspend clinical trials at any time on various grounds, including if the FDA makes a finding that the subjects are being exposed to an unacceptable health risk.

In Phase IV clinical trials or other post-approval commitments, additional studies and patient follow-up are conducted to gain experience from the treatment of patients in the intended therapeutic indication. Additional studies and follow-up are also conducted to document a clinical benefit where drugs are approved under accelerated approval regulations and based on surrogate endpoints. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. Failure to promptly conduct Phase IV clinical trials and follow-up could result in expedited withdrawal of products approved under accelerated approval regulations.

The facilities, procedures, and operations for any of our contract manufacturers must be determined to be adequate by the FDA before product approval. Manufacturing facilities are subject to inspections by the FDA for compliance with cGMP, licensing specifications, and other FDA regulations before and after an NDA has been approved. Foreign manufacturing facilities are also subject to periodic FDA inspections or inspections by foreign regulatory authorities. Among other things, the FDA may withhold approval of NDAs or other product applications of a facility if deficiencies are found at the facility. Vendors that may supply us with finished products or components used to manufacture, package and label products are subject to similar regulations and periodic inspections.

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet.

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, injunctions and criminal prosecution. Any of these actions could have a material adverse effect on us.

Regulation Outside the United States

If we market drugs in foreign countries, we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for such approvals may differ substantially from that required for FDA approval. There is no assurance that any future FDA approval of any of our clinical trials or drugs will result in similar foreign approvals.

Additional Regulation

Third-Party Reimbursement

Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis. In many foreign markets, including markets in which we hope to sell our products, the pricing of prescription pharmaceuticals is subject to government pricing control. In these markets, once marketing approval is received, pricing negotiations could take significant additional time. As in the United States, the lack of satisfactory reimbursement or inadequate government pricing of any of our products would limit their widespread use and lower potential product revenues.

Fraud and Abuse Laws

In the United States, physicians, hospitals and other healthcare providers that purchase pharmaceutical products generally rely on third-party payers, principally private health insurance plans, Medicare and, to a lesser extent, Medicaid, to reimburse all or part of the cost of the product and procedure for which the product is being used. Even if a product is approved for marketing by the FDA, there is no assurance that third-party payers will cover the cost of the product and related medical procedures. If they do not, end-users of the drug would not be eligible for any reimbursement of the cost, and our ability to market any such drug would be materially and adversely impacted.

In addition, federal and state anti-kickback and anti-fraud and abuse laws, as well as the federal Civil False Claims Act may apply to certain drug and device research and marketing practices. The Civil False Claims Act prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the United States. Actions under the Civil False Claims Act may be brought by the Attorney General or by a private individual acting as an informer or whistleblower in the name of the government. Violations of the Civil False Claims Act can result in significant monetary penalties. The federal government is using the Civil False Claims Act, and the threat of significant liability, in its investigations of healthcare providers, suppliers and drug and device manufacturers throughout the country for a wide variety of drug and device marketing and research practices, and has obtained multi-million dollar settlements. The federal government may continue to devote substantial resources toward investigating healthcare providers’, suppliers’ and drug and device manufacturers’ compliance with the Civil False Claims Act and other fraud and abuse laws.

HIPAA

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of standard transactions, privacy and security standards and other administrative simplification provisions by covered entities, which include many healthcare providers, health plans and healthcare clearinghouses. HIPAA instructs the Secretary of the Department of Health and Human Services to promulgate regulations implementing these standards in the United States.

Other Laws

Other federal, state and local laws of general applicability, such as laws regulating working conditions, also govern us. In addition, we are subject to various federal, state and local environmental protection laws and regulations, including those governing the discharge of material into the environment.

Employees

As of December 31, 2006, we had three employees. In early January, 2007, we hired 52 additional employees, most of whom formerly worked on the research and development programs we acquired from Valeant. There is no guarantee that we will be able to retain such employees.

Company Information

Our corporate offices are located at 2131 Palomar Airport Rd., Suite 300, Carlsbad, California 92011, and our telephone number at that office is (760) 602-8422. Our research facilities are located at 3300 Hyland Avenue, Costa Mesa, California 92626 and our telephone number at that office is (714) 729-5555.

ITEM 1A — RISK FACTORS

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this annual report. If any of the following events, described as risks, actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment.

Risks Related to Our Business

Development of our products will take years; we may never attain product sales; and we expect to continue to incur net operating losses.

Our accumulated deficit as of December 31, 2006 was $236.2 million, and we expect to incur substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to research and development and preclinical and clinical testing of compounds. We expect to use approximately $16.0 million to $20.0 million in cash through the end of 2007 to advance the preclinical and clinical development of the product candidates we acquired from Valeant, including to further develop RDEA806 and RDEA119. Any compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, RDEA806 and RDEA119, and any other compounds we advance into further development, may never be approved for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.

We are not currently profitable and may never become profitable.

To date we have generated limited revenues and we do not anticipate generating significant revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to advance the product candidates we acquired from Valeant, including RDEA806 and RDEA119, into further preclinical testing and clinical trials, expand our research and development activities and acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

Because the results of preclinical studies are not necessarily predictive of future results, we can provide no assurances that, even if our product candidates are successful in preclinical studies, such product candidates will have favorable results in clinical trials or receive regulatory approval.

Positive results from preclinical studies should not be relied upon as evidence that clinical trials will succeed. Even if our product candidates achieve positive results in clinical studies, we will be required to demonstrate through clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.

Our product candidates will require preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. Delays in the commencement of clinical testing of our product candidates could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining approval of an IND from the FDA or similar foreign approval; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

In addition, the commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial.

Delays in the completion of, or the termination of, clinical testing of our current and potential product candidates could result in increased costs to us and delay or prevent us from generating revenues.

Once a clinical trial for any current or potential product candidate has begun, it may be delayed, suspended or terminated by us or the FDA, or other regulatory authorities due to a number of factors, including:

•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated retention rate of patients in clinical trials;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	lack of adequate funding to continue clinical trials;

•	negative results of clinical trials;

•	insufficient supply or deficient quality of drug candidates or other materials necessary for the conduct of our clinical trials; or

•	serious adverse events or other undesirable drug-related side effects experienced by participants.

Many of these factors that may lead to a delay, suspension or termination of clinical testing of a current or potential product candidate may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experience delays in the completion of, or termination of, clinical testing, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed.

If our internal discovery and development efforts are unsuccessful, we will be required to obtain rights to new products or product candidates from third parties, which we may not be able to do.

Our long term ability to earn product revenue depends on our ability to successfully advance our product candidates that we acquired from Valeant through clinical development and regulatory approval and to identify and obtain new products or product candidates through internal development or licenses from third parties. If the development programs we acquired from Valeant and our internal development programs are not successful, we will need to obtain rights to new products or product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:

•	we may be unable to purchase or license products or product candidates on terms that would allow us to make an appropriate return from resulting products;

•	competitors may be unwilling to assign or license product or product candidate rights to us (in particular, if we are not able to successfully advance the further development of the product candidates we acquired from Valeant); or

•	we may be unable to identify suitable products or product candidates within, or complementary to, our areas of interest relating to the treatment of HIV, cancer and inflammatory diseases.

If we are unable to obtain rights to new products or product candidates from third parties, our ability to generate product revenues and achieve profitability may suffer.

Even if we successfully initiate and complete clinical trials for any product candidate, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application.

There can be no assurance that if our clinical trials of any potential product candidate are successfully initiated and completed, we will be able to submit a new drug application, or NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. If we are unable to submit an NDA with respect to any future product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject NDAs and requires additional clinical trials, even when drug candidates performed well or achieved favorable results in clinical trials. If we fail to commercialize any future product candidate in clinical trials, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

If we successfully develop products but those products do not achieve and maintain market acceptance, our business will not be profitable.

Even if any of our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	availability of alternative treatments;

•	pricing and cost effectiveness; and

•	our ability to obtain sufficient third-party insurance coverage or reimbursement.

In addition, even if any of our potential products achieve market acceptance, we may not be able to maintain that market acceptance over time if:

•	New products or technologies are introduced that are more favorably received than our potential future products, are more cost effective or render our potential future products obsolete; or

•	complications arise with respect to use of our potential future products.

We will need substantial additional funding and may be unable to raise capital when needed, or at all, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

We believe that our existing cash and cash equivalents will be adequate to fund our anticipated levels of operations through 2008. However, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In particular, because most of our resources for the foreseeable future will be used to advance the product candidates acquired from Valeant that we only recently acquired, we may not be able to accurately anticipate our future research and development funding needs. We will need to raise substantial additional capital at least within the next two years to, among other things:

•	fund our research, discovery and development programs;

•	advance our product candidates into and through clinical trials and the regulatory review and approval process;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.

Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the rate of progress and cost of our research and development activities;

•	the scope, prioritization and number of preclinical studies and clinical trials we pursue;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

•	the effects of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or license new technologies, products or product candidates.

We do not anticipate that we will generate significant continuing revenues for at least several years, if ever. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants would likely include, among other things, limitations on borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem capital stocks or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. For example, we might be forced to relinquish all or a portion of our sales and marketing rights with respect to potential products or license intellectual property that enables licensees to develop competing products.

If we fail to establish additional research and development capability internally or through collaborations, we may not generate sufficient revenue to attain profitability.

We do not currently possess the resources necessary to independently conduct research and development activities for all of the product candidates we are pursuing. We will either have to establish additional research and development resources, enter into agreements with collaboration partners. The establishment of additional research and development capability would be expensive and time consuming and may not be successful. Establishing strategic collaborations is also difficult and time-consuming and any collaboration we develop may not be on favorable terms. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. If we fail to establish internal research and development capability or adequate collaborations, we will have to forego product development opportunities and may not generate sufficient revenue to attain profitability.

We do not have internal manufacturing capabilities, and if we fail to develop and maintain internal capabilities or supply relationships with collaborators or other outside manufacturers, we may be unable to develop or commercialize any products.

Our ability to develop and commercialize any products we may develop will depend in part on our ability to manufacture, or arrange for collaborators or other parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization. We currently do not have any significant manufacturing arrangements or agreements, as our current product candidates will not require commercial-scale manufacturing for at least several years, if ever. Our inability to enter into or maintain manufacturing agreements with collaborators or capable contract manufacturers on acceptable terms could delay or prevent the development and commercialization of our products, which would adversely affect our ability to generate revenues and would increase our expenses.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop, we may be able to generate product revenue.

We do not currently have a sales organization for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have not definitively determined whether we will attempt to establish internal sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any product we may develop, we will need to contract with third parties to market and sell any products we may develop. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization efforts and secure collaborations to market and distribute our products. If we continue to grow, it is possible that our management, accounting and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

If we are unable to attract and retain key management and scientific staff, we may be unable to successfully develop or commercialize our product candidates.

We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery programs depend on our ability to attract and retain highly skilled chemists, biologists, and preclinical personnel, especially in the fields of HIV, cancer and inflammatory diseases. If we are unable to hire or retain these employees, we may not be able to advance our research and development programs at the pace we anticipate, and we may not be able to perform our obligations under our Services Agreement with Valeant. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego and Costa Mesa, California areas. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide us any guarantee of their continued employment. If we lose members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.

Our quarterly results and stock price may fluctuate significantly.

We expect our results of operations and future stock price to be subject to quarterly fluctuations. The level of our revenues, if any, our results of operations and our stock price at any given time will be based primarily on the following factors:

•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into with collaborators and the timely payment by potential commercial collaborators of any amounts payable to us or by us to Valeant or any other party, including the milestone payments that we may make to Valeant;

•	our addition or termination of research programs or funding support;

•	the status of development of our product candidates, including results of preclinical studies and any future clinical trials;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period;

•	our execution of collaborative, licensing or other arrangements, and the timing and accounting treatment of payments we make or receive under these arrangements;

•	our recommendation of additional compounds for preclinical development; and

•	fluctuations in the stock prices of other companies in the biotechnology and pharmaceuticals industries and in the financial markets generally.

These factors, some of which are not within our control, may cause the price of our stock to fluctuate substantially. In particular, if our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

If we engage in any acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.

We recently completed the acquisition of our pharmaceutical research and development programs including our product candidates from Valeant and there is no guarantee that we will be able to successfully develop the acquired product candidates. We may attempt to acquire businesses, technologies, services or other products or in-license technologies that we believe are a strategic fit with the development programs we acquired from Valeant, at the appropriate time and as resources permit. In any acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. These operational and financial risks include:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to acquiring and developing acquired products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	negative effect on our earnings (or loss) per share;

•	difficulty and cost in combining and integrating the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers, contractors or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.

We may fail to realize the anticipated benefits of any acquisition or devote resources to potential acquisitions that are never completed. If we fail to successfully identify strategic opportunities, complete strategic transactions or integrate acquired businesses, technologies, services or products, we may not be able to successfully expand our product candidate portfolio to provide adequate revenue to attain and maintain profitability.

Earthquake damage to our facilities could delay our research and development efforts and adversely affect our business.

Our research and development facility in Costa Mesa, California, is located in a seismic zone, and there is the possibility of an earthquake, which could be disruptive to our operations and result in delays in our research and development efforts. In the event of an earthquake, if our facilities or the equipment in our facilities are significantly damaged or destroyed for any reason, we may not be able to rebuild or relocate our facility or replace any damaged equipment in a timely manner and our business, financial condition and results of operations could be materially and adversely affected.

Valeant’s exercise of its option to repurchase commercialization rights in territories outside the United States and Canada could limit the market for our products and adversely affect our business.

Under the Asset Purchase Agreement that we entered into with Valeant on December 21, 2006, Valeant retains a one-time option to repurchase commercialization rights in territories outside the U.S. and Canada for our first NNRTI derived from the acquired intellectual property to advance to Phase III clinical trials. If Valeant exercises this option, which it can do following the completion of Phase IIb clinical trials but prior to the initiation of Phase III clinical trials, Valeant would pay us a $10.0 million option fee, up to $21.0 million in milestone payments based on regulatory approvals, and a mid-single-digit royalty on product sales in the Valeant territories. However, Valeant would then own all commercialization rights in those territories, which may adversely impact the amount of aggregate revenue we may be able to generate from sales of our products and may negatively impact our potential for long-term growth.

Failure to comply with our minimum commitments under the Asset Purchase Agreement with Valeant could expose us to potential liability or otherwise adversely affect our business.

We agreed to use reasonable efforts to develop the product candidates in the pharmaceutical research and development programs we acquired from Valeant, with the objective of obtaining marketing approval for the lead product candidates from the 800 Series Program and the 100 Series Program in the United States, the United Kingdom, France, Spain, Italy and Germany. Our efforts will be designed to consistently advance the program with the goal of achieving the first milestone event within 24 months of the closing of the transaction with Valeant. If we fail to make sufficient effort to develop the product candidates we may be subject to a potential lawsuit or lawsuits from Valeant under the Asset Purchase Agreement. If such a lawsuit were filed, our reputation within the pharmaceutical research and development community may be negatively impacted and our business may suffer.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We have not yet started the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which, beginning with our fiscal year ending December 31, 2007, will require annual management assessments of the effectiveness of our internal controls over financial reporting and, beginning with our fiscal year ending December 31, 2008, a report by our independent auditors that both addresses management’s assessments and provides for the independent auditor’s assessment of the effectiveness of our internal controls. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline for compliance with Section 404. Testing and maintaining internal controls also involves significant costs and can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risks Related to Our Industry

Because our product candidates and development and collaboration efforts depend on our intellectual property rights, adverse events affecting our intellectual property rights will harm our ability to commercialize products.

Our commercial success depends on obtaining and maintaining patent protection and trade secret protection of our product candidates and their uses, as well as successfully defending these patents against third-party challenges. We will only be able to protect our product candidates and their uses from unauthorized use by third parties to the extent that valid and enforceable patents or effectively-protected trade secrets cover them.

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even with respect to patents that have issued or will issue, we cannot guarantee that the claims of these patents are, or will be valid, enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. For example:

•	we might not have been the first to make, conceive, or reduce to practice the inventions covered by all or any of our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	our issued or acquired patents may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties;

•	our issued patents may not be valid or enforceable; or

•	the patents of others may have an adverse effect on our business.

Patent applications in the U.S. are maintained in confidence for at least 18 months after their filing. Consequently, we cannot be certain that the patent applications we acquired from Valeant will lead to the issuance of any patent or be free from infringement or other claims from third parties. In the event that a third party has also filed a U.S. patent application relating to the product candidates we acquired from Valeant or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our drug candidates. Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us.

Other companies may obtain patents and/or regulatory approvals to use the same drugs to treat diseases other than HIV, cancer and inflammatory diseases. As a result, we may not be able to enforce our patents effectively because we may not be able to prevent healthcare providers from prescribing, administering or using another company’s product that contains the same active substance as our products when treating patients infected with HIV, cancer or inflammatory diseases.

Our business depends upon not infringing the rights of others.

If we are sued for infringing intellectual property rights of others, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. We may be exposed to future litigation by third parties based on claims that our product candidates or activities infringe the intellectual property rights of others. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in HIV, cancer, inflammatory diseases and the other fields in which we are developing products. We cannot assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. Any litigation or claims against us, with or without merit, may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. In addition, intellectual property litigation or claims could result in substantial damages and force us to do one or more of the following if a court decides that we infringe on another party’s patent or other intellectual property rights:

•	cease selling, incorporating or using any of our product candidates that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

•	redesign our processes so that they do not infringe, which could be costly and time-consuming and may not be possible.

If we find during clinical evaluation that our drug candidates for the treatment of HIV, cancer or inflammatory diseases should be used in combination with a product covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product recommended for co-administration with our product. In that case, we may be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on reasonable terms, or at all.

If we fail to obtain any required licenses or make any necessary changes to our technologies, we may be unable to develop or commercialize some or all of our product candidates.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and other advisors. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Many competitors have significantly more resources and experience, which may harm our commercial opportunity.

The biotechnology and pharmaceutical industries are subject to intense competition and rapid and significant technological change. We have many potential competitors, including major drug and chemical companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources, experience and expertise in:

•	research and development;

•	preclinical testing;

•	clinical trials;

•	regulatory approvals;

•	manufacturing; and

•	sales and marketing of approved products.

Smaller or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical or other companies. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.

If our competitors develop treatments for HIV, cancer or inflammatory diseases that are approved faster, marketed better or demonstrated to be more effective than any products that we may develop, our commercial opportunity will be reduced or eliminated.

We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HIV, cancer and inflammatory diseases. Potential competitors may develop treatments for HIV, cancer or inflammatory diseases or other technologies and products that are more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with our most advanced product candidates.

If we cannot establish pricing of our product candidates acceptable to the government, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, any product sales will be severely hindered.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to set a price we believe is fair for any products we may develop and our ability to generate adequate revenues and gross margins. Our ability to commercialize any product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of any products and related treatments.

In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The trend toward managed health care in the United States, which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care, control pharmaceutical prices or reduce government insurance programs, may result in lower prices for our product candidates. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

Product liability claims may damage our reputation and, if insurance proves inadequate, the product liability claims may harm our results of operations.

We will face an inherent risk of product liability exposure if we begin testing our product candidates in human clinical trials, and we will face an even greater risk if we sell our product candidates commercially. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities, our reputation may be harmed and we may be unable to commercialize our product candidates.

Any claims relating to our improper handling, storage or disposal of biological, hazardous and radioactive materials could be time-consuming and costly.

Our research and development involves the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials and biological materials that have the potential to transmit disease. Our operations also produce hazardous waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. If we fail to comply with these laws and regulations or with the conditions attached to our operating licenses, the licenses could be revoked, and we could be subjected to criminal sanctions and substantial liability or required to suspend or modify our operations. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources. In addition, we may have to incur significant costs to comply with future environmental laws and regulations. We do not currently have a pollution and remediation insurance policy.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug discovery programs. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability as a result, our drug discovery programs may be adversely affected and the further development of our product candidates may be delayed. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

Risks Related to Our Common Stock

The delisting of our common stock in October 2005 may be adversely affecting the price and liquidity of our common stock.

On October 14, 2005, our common stock was delisted from The Nasdaq Global Market (formerly known as the Nasdaq National Market). The delisting decision was made by the Nasdaq Listings Qualifications Panel, following our appeal of a prior determination by the staff of the Nasdaq Stock Market, LLC that we were a “public shell,”

raising public interest concerns pursuant to Marketplace Rule 4300. Our quotation for our common stock currently appears in the “pink sheets” under the trading symbol “ARDC”. The delisting of our common stock may be adversely affecting and may continue to adversely affect the price and liquidity of our common stock. We cannot assure you that we will be able to meet the listing standards of any stock exchange, or that we will be able to maintain any such listing. Until our common stock is listed on an exchange, we expect that it would be continue to be eligible to be quoted in the “pink sheets.” In this venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

Directors, executive officers principal stockholders and affiliated entities beneficially own or control at least 58% of our outstanding voting common and preferred stock and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.

As of December 31, 2006, our directors, executive officers principal stockholders and affiliated entities beneficially owned or controlled securities representing, in the aggregate, approximately 58% of our common equivalent shares, including approximately 2.9 million shares underlying outstanding convertible preferred stock and options or warrants exercisable within 60 days of December 31, 2006. These stockholders, if they determine to vote in the same manner, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.

Future sales of our common stock may cause our stock price to decline.

Our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. In addition, our Series A Preferred Stock is convertible as of December 31, 2006, into 1,578,346 shares of common stock, and outstanding warrants are exercisable as of December 31, 2006. Significant portions of these shares are held by a small number of stockholders. The conversion of Series A Preferred Stock, exercise of warrants, or sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

The holders of our Series A preferred stock have a liquidation preference and other rights that are adverse to the interests of our common stockholders and could be detrimental to our business.

The holders of our Series A preferred stock have rights to designate two members of our Board of Directors. In addition, upon our liquidation or dissolution (including by way of a merger or acquisition), the holders of our Series A preferred stock are entitled to receive a liquidation preference in an amount equal to the greater of (i) $10,000 per share of Series A preferred stock plus any declared but unpaid dividends thereon or (ii) the amount that would have been paid had each such share of Series A preferred stock been converted to common stock immediately prior to such liquidation or dissolution. As of December 31, 2006, this liquidation preference was $3.0 million. The holders of Series A preferred stock also have a right of first refusal to purchase their pro rata portion of any equity securities we propose to offer to any person. Such right of first refusal is subject to certain customary exclusions, including shares issued pursuant to any options or other stock awards granted to our employees, directors or consultants, equipment leasing arrangements, debt financings, strategic financings and public offerings that have been approved by our Board of Directors. The holders of Series A preferred stock are also entitled to receive cumulative dividends at the rate of 8% per annum of the original per share price of the Series A preferred stock, prior to and in preference to any declaration or payment of a dividend to the holders of common stock. The dividends on the currently outstanding 300 shares of Series A preferred stock are cumulating at a total of $240,000 per year and are payable in common stock. Additionally, each share of Series A preferred stock automatically converts into shares of common stock on the tenth day after the day that the closing sale price of our common stock on the Nasdaq Global Market (formerly the Nasdaq National Market) has reached at least $8.28 and has remained at such level for 20 consecutive trading days. If any of the rights and preferences listed above become available to the holders of Series A preferred stock, our common stockholders will be adversely affected.

The holders of our Series A preferred stock also have the right at any time to request that we register for resale the shares of our common stock that they acquire upon conversion of their Series A preferred stock or upon exercise of their warrants to purchase our common stock, subject to certain limitations. A registration statement has been filed with the Securities and Exchange Commission and is currently effective for the resale of the shares of common stock issuable upon conversion of our Series A preferred stock and upon the exercise of their warrants to purchase our common stock. In addition, the holders of our Series A preferred stock may convert their Series A preferred stock into common stock and sell the shares of the common stock acquired upon such conversion in the public market in reliance upon Rule 144, subject in certain cases to volume and other limitations. Future sales in the public market of such common stock, or the perception that such sales might occur, could adversely affect the market price of our common stock.

For so long as at least 100 shares of Series A preferred stock remain outstanding, we are required to get the consent of at least a majority of the then outstanding Series A preferred stock for any action that amends our certificate of incorporation (including the filing of a certificate of designation) so as to adversely affect the rights, preferences or privileges of the Series A preferred stock and any authorization or designation of a new class or series of stock which ranks senior to the Series A preferred stock in right of liquidation preference, voting or dividends. The Series A preferred stockholders’ right to block the issuance of additional shares of senior preferred stock could impact our ability to raise necessary capital and adversely affect our business.

Anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire us.

Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions:

•	provide for a classified Board of Directors of which approximately one-third of the directors will be elected each year;

•	allow the authorized number of directors to be changed only by resolution of our Board of Directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

•	establish advance notice requirements for nominations to our Board of Directors or for proposals that can be acted on at stockholder meetings;

•	authorize our Board of Directors to issue blank check preferred stock to increase the number of outstanding shares; and

•	limit who may call stockholder meetings.

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

We have never paid cash dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY

In December 2006, we entered into a lease for our Costa Mesa, California research facility. This property, which is located at 3300 Hyland Avenue, Costa Mesa, California 92626, is being used in connection with our research and development activities. The facility occupies approximately 64,000 square feet of laboratory and office space. The monthly base rent is approximately $90,000, and monthly operating expenses are between $50,000 and $90,000. The lease expires in March of 2008.

We also recently entered into a 6-month lease for 2,900 square feet of space in Carlsbad, California, at a monthly rent of approximately $3,000 after sublease income. This facility houses our corporate offices.

ITEM 3.  LEGAL PROCEEDINGS

Currently, we are not a party to any pending legal proceedings, and are not aware of any proceeding against us contemplated by any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise during 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock began trading on the Nasdaq Global Market (formerly known as the Nasdaq National Market) on March 28, 2000, under the symbol “IBPI.” On October 14, 2005 our stock was delisted from the Nasdaq Global Market and currently trades in the “pink sheets”. This symbol was changed in January of 2007 to “ARDC.” Information regarding the market prices of our common stock may be found in Note 13 of the notes to the financial statements included in this annual report on Form 10-K.

Holders

As of February 12, 2007, there were 103 holders of record of our common stock. We estimate that, included within the holders of record, there are approximately 1,550 beneficial owners of our common stock. As of February 15, 2007, the closing price for our common stock was $6.35.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to all of our equity compensation plans in effect as of December 31, 2006:

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities)
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,345,834	$5.45	2,283,587

Equity compensation plans not approved by security holders	—	—	—

Total	1,345,834	$5.45	2,283,587

Dividend Policy

We have never paid dividends on our common stock. We currently intend to retain any future earnings to support the development of our business. The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock, prior to and in preference to any declaration or payment of a dividend to the holders of our common stock. The dividends are payable quarterly in shares of our common stock. The number of shares payable is determined based on the average closing sale price of our common stock for each of the five trading days immediately preceding the applicable dividend payment date. Until accrued and unpaid dividends on the Series A preferred stock are paid and set apart, no dividends or other distributions in respect of any other shares of our capital stock shall be declared. We do not currently anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

On December 21, 2006, we acquired certain intellectual property and assets from Valeant related to three research and development programs. See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RECENT DEVELOPMENTS” and the notes to the financial statements included in this annual report on Form 10-K for a description of the financial effect of that acquisition on the selected financial information set forth below. The following selected financial data should be read in conjunction with our financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” included in Items 7 and 8 of this annual report on Form 10-K. The financial data for periods prior to the financial statements presented in Item 8 of this Form 10-K are derived from audited financial statements not included in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share amounts)

Statement of Operations Data:
Operating expenses:
Research and development	$72	$255	$11,519	$7,727	$23,053
General and administrative	2,674	2,980	4,819	5,782	8,617
Restructuring and other charges	—	648	858	—	6,118
Arbitration settlement	—	—	—	—	(3,600)
Impairment of acquired workforce	—	—	—	—	1,365

Total operating expenses	2,746	3,883	17,196	13,509	35,553

Operating loss	(2,746)	(3,883)	(17,196)	(13,509)	(35,553)
Interest income	2,377	1,502	700	166	703
Interest expense	—	—	—	—	(459)
Other income/(expense), net	2	(1)	(204)	31	856
Change in fair value on revaluation of warrants	—	(789)	—	—	—

Net loss	(367)	(3,171)	(16,700)	(13,312)	(34,453)
Non-cash deemed dividend related to beneficial conversion feature of Series A preferred stock	—	—	—	(1,436)	—
Non-cash dividends on Series A preferred stock	(240)	(240)	(260)	(182)	—

Net loss applicable to common stockholders	$(607)	$(3,411)	$(16,960)	$(14,930)	$(34,453)

Basic and diluted net loss per share applicable to common stockholders	$(0.07)	$(0.37)	$(2.24)	$(4.01)	$(11.25)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	9,326	9,134	7,559	3,720	3,064

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$48,669	$48,830	$50,743	$26,644	$13,315
Working capital	48,338	48,820	50,462	25,424	15,191
Total assets	50,240	49,171	51,185	27,326	16,226
Long term obligations, less current portion	—	—	—	—	—
Accumulated deficit	(236,177)	(235,570)	(232,159)	(215,199)	(200,269)
Total stockholders’ equity	49,064	48,820	50,508	25,628	15,480

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Form 10-K.

Overview

We were incorporated in the State of Delaware in 1994. From our inception in 1994 through May 5, 2005, we devoted substantially all of our efforts to research and development of anti-microbial drugs and generated no product revenues. From the fourth quarter of 2002 until June 2004, we focused our attention on developing iseganan for the prevention of ventilator-associated pneumonia, or VAP. In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP following a recommendation of our independent data monitoring committee. Subsequently, we terminated the iseganan development program, reduced our work force and evaluated strategic alternatives, including mergers, acquisitions, in-licensing opportunities and liquidation.

On May 5, 2005, after considering a variety of strategic alternatives, none of which was determined by our management and Board of Directors to be in the best interests of us and our stockholders, our Board of Directors decided to reduce operating expenses to a minimum appropriate level. In accordance with these plans, we terminated all of our remaining regular employees on June 15, 2005, engaged Hickey & Hill, Inc. of Lafayette, California, a firm specializing in managing companies in transition, to assume the responsibilities of our day-to-day administration, and appointed Denis Hickey of Hickey & Hill, Inc. as our Chief Executive Officer and Chief Financial Officer.

From June 15, 2005 until December 21, 2006, Denis Hickey handled the administration of our affairs while our Board of Directors and selected consultants searched for and evaluated strategic alternatives for our business. During that period, we evaluated several strategic alternatives in the biotechnology industry with the support of consultants, including Barry D. Quart, Pharm.D., and the active participation of our Board of Directors.

Recent Developments

On December 21, 2006, we acquired intellectual property and other assets related to three distinct pharmaceutical research and development programs from Valeant, hired a new senior management team, including Barry D. Quart, Pharm.D., who replaced Denis Hickey as Chief Executive Officer, and changed our name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc. With these developments, we currently plan to pursue pharmaceutical research and development focused on novel treatments for HIV, cancer and inflammatory diseases. We will also be providing research services to Valeant in connection with a preclinical program in the field of neuropharmacology pursuant to a services agreement with Valeant. This agreement, which has a two-year term, subject to Valeant’s option to terminate the agreement after the first year, provides that we will receive quarterly payments of up to $3.5 million per year and up to $1.0 million in milestone payments. In connection with our acquisition of the three development programs from Valeant, we entered into an office lease agreement for space formerly held by Valeant.

As part of the purchase of assets from Valeant, we received fixed assets valued at approximately $4.3 million and goodwill and intangible assets valued at approximately $800,000. For these assets, we paid no upfront consideration and assumed no liabilities except for liabilities under certain contracts related to the assets. Our costs for professional fees in connection with the transaction were approximately $500,000. These assets were acquired without upfront consideration and, therefore, the fair value of the assets acquired exceeded the cost of the upfront consideration paid. We initially recorded the excess of $4.6 million (net of transaction costs) as negative goodwill and then subsequently allocated this amount in its entirety to reduce the amounts initially assigned to the acquired non-current assets pursuant to paragraph 44 of Statement of Financial Accounting Standards No. 141 (SFAS 141).

As a result, $500,000 of fixed assets associated with the transaction remains on our records. We also have a contingent liability of up to $42 million related to our obligations to make milestone payments for the 800, 900 and 100 Series Programs, to be recorded if and when the milestones become payable.

Capitalization

Common Stock

We are authorized to issue 70,000,000 shares of common stock, of $0.001 par value, of which, as of December 31, 2006, 9,362,191 shares were issued and outstanding.

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, of $0.001 par value. As of December 31, 2006, 350 shares of preferred stock were designated as Series A preferred stock, of which 300 shares were issued and outstanding.

Each share of Series A preferred stock is convertible into approximately 5,261.15 shares of common stock at any time, which represents a conversion price of $1.90 per share. As of December 31, 2006, the 300 shares of Series A preferred stock outstanding were convertible into 1,578,346 shares of common stock. This conversion may occur at any time. In addition, each share of Series A preferred stock automatically converts into shares of common stock on the tenth day after the day that the closing sale price of our common stock on the Nasdaq Global Market (formerly the Nasdaq National Market) has reached at least $8.28 and has remained at such level for 20 consecutive trading days.

The holders of Series A preferred stock are also entitled to receive quarterly dividends at the annual rate of $800 per share of Series A preferred stock. The dividend is be paid in common stock based on the average of the closing sales prices of the common stock for the five trading days immediately preceding and ending on the last trading day prior to the date the dividends are payable.

Warrants

As of December 31, 2006, the following warrants were outstanding:

•	Warrants to purchase 789,171 shares of our common stock at an exercise price of $1.033 per share expiring on May 1, 2008;

•	Warrants to purchase 354,800 shares of our common stock at an exercise price of $10.85 per share expiring on October 10, 2008; and

•	Warrants to purchase 4,167 shares of our common stock at an exercise price of $3.48 per share expiring on December 31, 2007.

Common Stock Reserved for Future Issuance

As of December 31, 2006, in addition to the 9,362,191 shares of common stock issued and outstanding, we had reserved additional 6,355,905 shares of common stock for issuance under the following arrangements:

Equity incentive plans	3,629,421
Warrants	1,148,138
Series A convertible preferred stock	1,578,346

Total shares reserved for future issuance	6,355,905

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the financial statements. We review the accounting policies used in our financial statements on a regular basis. In addition, management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of directors.

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to clinical trial accruals, income taxes, and stock-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

Stock-Based Compensation

In February 2003, our Board of Directors approved a cancellation and re-grant of 308,835 unexercised stock options held by our then-existing employees and directors in a one-for-one exchange and 12,500 options that were re-granted in connection with the cancellation of 54,166 unexercised stock options held by one of our directors. The re-granted options have an exercise price equal to the closing price of our common stock on the Nasdaq Global Market (formerly known as the Nasdaq National Market) on February 5, 2003, or $2.76 per share. The options generally vest over a four-year period and will expire in February 2008 if not previously exercised. As of December 31, 2006, 203,334 of these options remain outstanding.

In 2006, 2005 and 2004 the non-cash stock compensation in connection with variable accounting for these re-granted stock options were recoveries of $9,000, $38,000 and $638,000, respectively. In addition, we recorded non-cash stock compensation expense related to the amortization of deferred stock compensation of $0, $50,000 and $61,000 during the years ended December 31, 2006, 2005, and 2004, respectively, primarily in connection with the grant of certain stock options to employees and officers on, or prior to, our initial public offering on March 20, 2000. In addition, we have granted stock options to consultants, which resulted in non-cash stock compensation expense of $2,000, $150,000 and $472,000 during the years ended December 31, 2006, 2005, and 2004, respectively. For additional details and a tabular summary of stock compensation expense see Note 10 of the notes to the financial statements included in Item 8 of this Form 10-K.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations in accounting for stock-based employee compensation through December 31, 2005. Under APB 25, if the exercise price of an employee or director stock option is set equal or in excess of the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. In February 2003, certain employee and director stock options for which the exercise prices had originally been set at less than the fair market value of the underlying stock on the grant date, were cancelled and re-granted in a one-for-one exchange. We recorded deferred compensation for the difference between the original exercise price and the fair market value of the underlying stock on the grant date as a component of stockholders’ equity, and the total was being amortized on a straight-line basis over the vesting period of the original awards, ranging from four to six years. The related re-granted options all vest over a four-year period, and the remaining unamortized deferred compensation as of the re-grant date is now being amortized over the new four-year vesting schedule, commencing at the date of re-grant. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options, for which accrued but unvested compensation has been recognized, are forfeited prior to vesting. No adjustments for material changes in estimates have been recognized in any period presented.

Effective January 1, 2006, we adopted “SFAS” 123(R) — “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation” which superseded “APB” Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance on August 1, 2005. SFAS 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity instruments for goods or services. The principal focus of SFAS 123(R) is the accounting for transactions in which an entity obtains employee services in share-based payment transactions, and where the measurement of the cost of employee (or member of the Board of Directors) received in exchange for an award of equity instruments is based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee (or director) is required to provide service in exchange for the award — the requisite service period — and unless observable market prices for the same or similar instruments are available, will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Under SFAS 123(R), we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. We adopted SFAS 123(R) using the Black-Scholes modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements as of and for the twelve months ended December 31, 2006 reflects the impact of SFAS 123(R). During the twelve months ended December 31, 2006, we recognized $558,000 in compensation expense related to options granted to employees and directors. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). If we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the twelve months ended December 31, 2005 and 2004, we would have recorded an expense of $1.8 million and $7.6 million, respectively. The difference between the years is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance or Iseganan and subsequent termination of all employees.

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

Clinical Trial Accruals

We accrued costs for clinical trial activities are based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs) or other clinical trial service providers that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. All estimates may differ significantly from the actual amount subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented. As of December 31, 2006 amounts accrued related to clinical trials were insignificant

Results of Operations

Comparison of Years Ended December 31, 2006, 2005, and 2004

Revenues

We had no product sales or contract revenue for the years ended December 31, 2006, 2005, or 2004.

Expenses

Research and Development

2006	Change	Change	2005	Change	Change	2004
	$	%		$

72	(183)	−71.8%	255	(11,264)	−97.8%	11,519

Research and development expenses primarily include clinical trial expenses, research and development payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation charges. Research and development expenses decreased 72% in 2006 compared to 2005 because of the cessation of activities due to the termination of our Iseganan development project in June 2004. Except for the adjustment of certain payables and facilities costs related to our restart, research and development costs in 2006 ceased as a result of our decision to discontinue the Iseganan program and reduce operating expenses to a minimum appropriate level.

Research and development expenses decreased in 2005 by $11.3 million from 2004 as a result of cessation of activities due to the termination of our Iseganan development project in June 2004.

Non-cash stock compensation was $0.0 in 2006 compared to charges of $8,000, and $26,000 for the years ended December 31, 2005, and 2004, respectively. The decrease from 2005 to 2006 was due to the decrease in stock options outstanding. The decrease from 2004 to 2005 was due to lower amortization of deferred stock compensation expense during 2005 and a recovery related to stock compensation for variable options awards during 2004. These decreases were offset, in part, by an increase in the stock compensation expense for consultant services.

General and Administrative

2006	Change	Change	2005	Change	Change	2004
	$	%		$

2,674	(306)	−10.3%	2,980	(1,839)	−38.2%	4,819

General and administrative costs primarily include administrative payroll expense, outside contractors, legal and accounting fees, insurance, non-cash stock compensation charges, facilities, travel and other general administrative expenses. General and administrative expenses decreased by $0.3 million from 2005 to 2006 as a result of expenses associated with decreased headcount and facilities of $1.1 million, offset by $400,000 in signing bonuses in December 2006 for our new management team and an increase in stock compensation expense of $0.4 million to be in compliance with SFAS 123(R), which required all share-based payments to employees, related to 2006, to be recognized in the financial statements. Stock compensation expense was $0.6 million during the year ended 2006 as compared to $153,000 during the year ended 2005.

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

Non-cash stock compensation charges were $0.6 million in 2006, as compared to $0.2 million in 2005 and a recovery in the year ended December 31, 2004 of $0.1 million. The increase in 2006 was primarily due to implementation of SFAS 123R which, effective January of 2006, required us to record stock compensation expenses for employees.

Restructuring and Other Charges

2006	Change	Change	2005	Change	Change	2004
	$	%		$

—	(648)	−100.0%	648	(210)	−24.5%	858

On May 5, 2005, after considering a variety of strategic alternatives, none of which was determined by management and our Board of Directors to be in the best interests of us and our shareholders, our Board of Directors decided to reduce operating expenses to a minimum appropriate level (we refer to these activities as the 2005 Restructuring). In accordance with these plans, we terminated all of our remaining employees on June 15, 2005. All restructuring charges are accounted for in accordance with Statement of Financial Accounting Standards No. 146, or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We recorded a restructuring charge of $648,000 during the twelve months ended December 31, 2005, all of which related to employee termination benefits.

In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP, following a recommendation of the independent data monitoring committee. We terminated the iseganan development program, and focused efforts on evaluating various strategic options, including mergers, acquisitions, in-licensing opportunities, and our liquidation. As a result, in August 2004, we implemented a restructuring plan, which included the termination of nine employees and various operating lease commitments. We recorded a restructuring charge of $858,000 during the year ended December 31, 2004, of which $748,000 related to involuntary employee termination benefits and $110,000 related to the termination of facility operating leases and the write-off of certain property and equipment. The $748,000 of involuntary employee benefits were comprised primarily of $700,000 of lump sum severance payments and related employer taxes and health and other benefits payable.

Interest Income and Expense

2006	Change	Change	2005	Change	Change	2004
	$	%		$

2,377	875	58.3%	1,502	802	114.6%	700

Interest income in 2006 increased from 2005 because of the substantially higher average interest-earning investment balances. Interest Income in 2005 increased from 2004 because of substantially higher average interest earning investment balances due to a public stock offering in May 2004, which raised net proceeds of $41.5 million. For additional information on the public stock offering in May 2004 please see Liquidity and Capital Resources, below.

Other Income/(Expense), net

	2006	Change	2005	Change	2004
	(In thousands)

Other income/(expense), net	$2	300.0%	$(1)	−100.0%	$(204)
Change in fair value on revaluation of warrants	$—	0.0%	$789	N/A	$—

In September 2004 the Company recorded an expense of $175,000 included in other income/(expense) related to the write-down of the carrying value of 350,000 shares of Series A redeemable preferred stock of Micrologix Biotechnology Inc., (“Micrologix”).

We issued warrants to purchase shares of our common stock in connection with its Series A convertible preferred stock offering on May 1, 2003 which provide that if our common stock is delisted from the Nasdaq Global Market, the purchase price for the stock upon exercise of the warrants will be reduced by 50% without any associated increase in the number of shares of common stock for which the warrants are then exercisable. This provision was triggered by our October 2005 delisting from The Nasdaq Global Market. As of September 30, 2005, we had warrants to purchase 789,171 shares of our common stock outstanding with an exercise price of $2.066 per share. As a result of the October 14, 2005 delisting, the exercise price dropped from $2.066 to $1.033 per share, and we recorded a non-cash charge of $789,000 to “other expense” and an offsetting increase in “paid-in-capital” in December of 2005 to reflect the fair market value of these warrants.

Income Taxes

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2006, we had net operating loss carry forwards for federal and state income tax purposes of approximately $42.0 million and $31.0 million, respectively. We also had federal and state research and development tax credits each of approximately $3.4 million. If not utilized, the net operating losses and credits will expire in the years 2007 through 2026. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation could result in the expiration of our net operating losses and credit carryforwards before they can be used. Please read Note 11 of the notes to the financial statements included in Item 8 of this Form 10-K for further information.

Liquidity and Capital Resources

	2006	Change	2005	Change	2004
	(Dollars in thousands)

Cash, cash equivalents, restricted cash and short-term investments	$48,669	−0.3%	$48,830	−4%	$50,743

At December 31, 2006, we had cash and cash equivalents of $14.8 million, representing an increase of $12 million from December 31, 2005. Short-term investments were $33.9 million at December 31, 2006 as compared to $46 million at December 31, 2005. We had no debt outstanding as of December 31, 2006. We invest excess funds in short-term money market funds and securities pursuant to our investment policy guidelines as more fully described in “ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.” The following is an analysis of changes in our cash and cash equivalents in each respective year.

	2006	2005	2004
	(In thousands)

Net cash provided by (used) in operating activities	$505	$(2,460)	$(17,242)
Net cash provided by (used) in investing activities	11,482	2,981	(37,043)
Net cash provided by financing activities	20	496	41,754

Net increase (decrease) in cash and cash equivalents	$12,007	$1,017	$(12,531)

The net cash provided by operating activities in 2006 compared with net cash used in 2005 was primarily the result of terminating all remaining employees in June of 2005 combined with reducing operating expenses thereafter to a minimum appropriate level, and the increase of interest rates on the Company’s cash and cash equivalents. The operating cash outflow during 2005 was primarily due to the net loss of $3.2 million. The net cash used in operating activities decreased in 2005 from 2004. The operating cash outflow during 2004 was primarily due to the net loss of $16.7 million. We expect cash outflows from operating activities for the foreseeable future.

The net cash provided by investing activities in 2006 relates to the maturity of short-term investments of $212 million, off-set by the purchase of $200 million of short-term investments. The net cash provided by investing activities in 2005 relates to the maturity of short-term investments of $196 million, off-set by the purchase of $193 million of short-term investments. The net cash used in investing activities in 2004 relates to the purchase of $65.2 million of short-term investments, partially offset by the maturity of short-term investments of $28.2 million.

Historically we have relied upon cash flows from interest income and financing activities to fund our operations. Details of our financing activities during the last three years are as follows:

•	In May 2004, in a public offering on Form S-1, the Company sold 3,450,000 shares of newly issued common stock, $0.001 par value, at $13.00 per share resulting in net cash proceeds of $41.5 million after issuance costs of $3.3 million.

•	Cash proceeds from exercises of stock options were $20,000, $496,000, $242,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Most of our resources for the foreseeable future will be dedicated to research and development and preclinical and clinical testing of compounds. The Company expects to use approximately $16.0 million to $20.0 million in cash through the end of 2007 to advance the preclinical and clinical development of the product candidates we acquired from Valeant, including to further develop RDEA806 and RDEA119. Any compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, RDEA806 and RDEA119, and any other compounds we advance into further development, may never be approved for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales. Based on current projections, the Company expects cash, cash equivalents and short-term investments at December 31, 2007 to be in the range of $28 million to $32 million. We currently anticipate our cash, cash equivalents and short-term investments to be sufficient to fund the foregoing efforts through 2008. These projections exclude any potential impact of any future business development activity. There can be no assurance that such a range will be achieved, as actual expenditures and interest income may differ significantly from projected levels. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less than	1 to 3	4 to 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations(1)	$2,874,000	$2,304,000	$570,000	$0	$0
Purchase obligations(2)	$300,000	$300,000	$0	$0	$0

Total	$3,174,000	$2,604,000	$570,000	$0	$0

(1)	Consists of estimated contractual lease obligations under our leases for our facilities in Costa Mesa and Carlsbad, California.

(2)	Amounts reflect open purchase obligations as of December 31, 2006.

As of December 31, 2006, we had no long-term debt obligations and no capital lease obligations.

The contractual obligations in the table above represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table above excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The expected timing of payment of the obligations presented above is estimated based on current information. We also enter into agreements with clinical sites and contract research organizations for the conduct of our clinical trials. We will make payments to these sites and organizations based upon the number of patients enrolled and the length of their participation in the clinical trials. In addition, under certain agreements, we may be subject to penalties in the event we prematurely discontinue performance under these agreements. At this time, due to the variability associated with these agreements, we are unable to estimate with certainty the future costs we will incur.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Rule 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of Ardea or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial. In addition, we have entered into indemnity agreements with each of our directors and executive officers. Such indemnity agreements contain provisions, which are in some respects broader than the specific indemnification provisions contained in Delaware law. We also maintain an insurance policy for our directors and executive officers insuring against certain liabilities arising in their capacities as such.

Future Capital Requirements

We expect to continue to incur operating losses, partially offset by interest income, and will not receive any product revenues. Based on current projections, we expect cash, cash equivalents and short-term investments at December 31, 2007 to be in the range of $28 million to $32 million. We currently expect our current cash resources to fund operations through 2008. There can be no assurance that such a range will be achieved, as actual expenditures and interest income may differ significantly from projected levels.

This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), which replaced SFAS No. 123 and superseded APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after January 1, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We were required to adopt SFAS 123(R) beginning January 1, 2006. Under SFAS 123(R), we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. We adopted SFAS 123(R) using the Black-Scholes modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements as of and for the twelve months ended December 31, 2006 reflects the impact of SFAS 123(R). During the twelve months ended December 31, 2006, we recognized $558,000 in compensation expense related to options granted employees and directors. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). If we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the twelve months ended December 31, 2005 and 2004, it would have recorded an expense of $1.8 million and $7.6 million, respectively. The difference between the years is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance of iseganan and subsequent termination of all non-essential employees.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2006, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk and to avoid classification as an investment company under the Investment Company Act of 1940, we have limited our investments to cash and securities of the Government of the United States of America and its federal agencies. The average duration of our investment portfolio as of December 31, 2006 was less than six months. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2006. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

The following table summarizes the average interest rate and estimated fair value of the short-term investments held by us as of December 31, 2006, and 2005 (in thousands).

	Total	Fair	Average
Short-term investments	Cost	Market Value	Interest Rate

December 31, 2006	$48,548	$48,552	5.27%
December 31, 2005	$46,903	$46,058	4.06%
December 31, 2004	$49,055	$48,988	2.39%

The following is a summary of our available-for-sale investments as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Government agencies	$31,876	$2	$—	$31,878
Commercial Paper	2,010	2	—	2,012
Money market funds	14,662			14,662

Total available-for-sale investments	$48,548	$4	$—	48,552

Less: amounts classified as cash equivalents				(14,662)

				$33,890

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

US government agencies	$30,612	$—	$(31)	$30,581
Commercial paper	15,482		(5)	15,477
Money market funds	2,638			2,638

Total available-for-sale investments	$48,732	$—	$(36)	48,696

Less: amounts classified as cash equivalents				(2,638)

				$46,058

None of the investments held as of December 31, 2006 or 2005 had been in a continuous unrealized loss position for more than 12 months. The aggregate fair value of our US government agency investments held at December 31, 2006 and December 31, 2005 was $31.9 million and $30.6 million, respectively. The unrealized loss positions continue until either the investment matures, or, until interest rates drop below the rate in effect on the date the various securities were purchased. As a result, we have concluded that any impairment is temporary.

The following is a summary of amortized cost and estimated fair value of available-for-sale investments by contract maturity (in thousands):

	December 31, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$48,548	$48,552	$48,732	$48,696
Due in one year or more

Total available-for-sale investments	$48,548	$48,552	$48,732	$48,696

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARDEA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
ARDEA BIOSCIENCES, INC. (Formerly IntraBiotics Pharmaceuticals, Inc.)

We have audited the accompanying balance sheets of Ardea Biosciences, Inc. (formerly IntraBiotics Pharmaceuticals, Inc.) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardea Biosciences, Inc. (formerly IntraBiotics Pharmaceuticals, Inc.) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payments.

/s/ Stonefield Josephson, Inc.

San Francisco, California
March 30, 2007

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)

BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$14,779	$2,772
Short-term investments	33,890	46,058
Prepaid expenses and other current assets	845	341

Total current assets	49,514	49,171
Property and equipment, net	726	—

Total assets	$50,240	$49,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$234	$58
Accrued clinical liabilities	4	99
Other accrued liabilities	938	194

Total current liabilities	1,176	351
Other Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; 300 shares outstanding and $3,000 aggregate liquidation preference at December 31, 2006 and December 31, 2005	1,634	1,634
Common stock, $0.001 par value: 70,000,000 shares authorized at December 31, 2006 and December 31, 2005; 9,362,191 and 9,287,685 shares outstanding at December 31, 2006 and December 31, 2005, respectively	9	9
Additional paid-in capital	283,594	282,828
Deferred stock compensation	—	(45)
Accumulated other comprehensive income (loss)	4	(36)
Accumulated deficit	(236,177)	(235,570)

Total stockholders’ equity	49,064	48,820

Total liabilities and stockholders’ equity	$50,240	$49,171

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands,
	except per share amounts)

Operating expenses:
Research and development	$72	$255	$11,519
General and administrative	2,674	2,980	4,819
Restructuring charge	—	648	858

Total operating expenses	2,746	3,883	17,196

Operating loss	(2,746)	(3,883)	(17,196)
Interest Income	2,377	1,502	700
Other Income (expense), net	2	(1)	(204)
Change in fair value on revaluation of warrants	—	(789)	—

Net loss	(367)	(3,171)	(16,700)
Non-cash dividends on Series A preferred stock	(240)	(240)	(260)

Net loss applicable to common stockholders	$(607)	$(3,411)	$(16,960)

Basic and diluted net loss per share applicable to common stockholders	$(0.07)	$(0.37)	$(2.24)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	9,326	9,134	7,559

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible					Accumulated
	Preferred			Additional	Deferred	Other		Total
	Stock	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands)

Balances at December 31, 2003	$1,771	5,298	$5	$239,237	$(188)	$2	$(215,199)	$25,628
Issuance of common stock upon exercise of options for cash	—	87	1	241	—	—	—	242
Issuance of common stock in a public offering, net of $3,337 issuance costs	—	3,450	3	41,509	—	—	—	41,512
Issuance of common stock as dividend on series A preferred stock	—	41	—	260	—	—	(260)	—
Issuance of common stock upon exercise of warrants	—	4	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	61	—	—	61
Stock compensation for variable option awards	—	—	—	(638)	—	—	—	(638)
Stock compensation for consultant services	—	—	—	472	—	—	—	472
Cancellation of stock options related to employee terminations	—	—	—	(13)	13	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(16,700)	(16,700)
Unrealized loss on securities	—	—	—	—	—	(69)	—	(69)

Comprehensive loss	—	—	—	—	—	—	—	(16,769)

Balances at December 31, 2004	$1,771	8,880	$9	$281,068	$(114)	$(67)	$(232,159)	$50,508
Issuance of common stock upon exercise of options for cash		179		496				496
Issuance of common stock as dividend on series A preferred stock		66		245			(240)	5
Issuance of common stock upon conversion of series A preferred stock	(137)	132		137				—
Issuance of common stock upon exercise of warrants		31
Change due to revaluation of warrants				789				789
Amortization of deferred stock compensation					50			50
Stock compensation for variable option awards				(38)				(38)
Stock compensation for consultant services				150				150
Cancellation of stock options related to employee terminations				(19)	19			—
Comprehensive loss:
Net loss							(3,171)	(3,171)
Unrealized gain on securities						31		31

Comprehensive loss								(3,140)

Balances at December 31, 2005	$1,634	9,288	$9	$282,828	$(45)	$(36)	$(235,570)	$48,820
Issuance of common stock upon exercise of options for cash		8		20				20
Issuance of common stock as dividend on series A preferred stock		66		240			(240)	—
Issuance of directors and employee stock compensation				558				558
Amortization of deferred stock compensation				(45)	45			—
Stock compensation — other				(7)				(7)
Comprehensive loss:
Net loss							(367)	(367)
Unrealized gain on securities						40		40

Comprehensive loss								(327)

Balances at December 31, 2006	$1,634	9,362	$9	$283,594	$—	$4	$(236,177)	$49,064

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities
Net loss	$(367)	$(3,171)	$(16,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Change due to revaluation of warrants	—	789	—
Stock compensation for employee services	558	—	—
Stock compensation for variable option awards	(9)	(38)	(638)
Amortization of deferred stock compensation	—	50	61
Stock compensation for consultant services	2	150	472
Depreciation and amortization	—	9	35
Loss on disposal of property and equipment	—	27	33
Change in assets and liabilities:
Restricted cash	—	—	250
Prepaid expenses and other current assets	(504)	55	82
Other assets	—	—	184
Accounts payable	176	(96)	13
Accrued clinical liabilities	(95)	(62)	(885)
Accrued employee liabilities	—	(89)	(12)
Accrued restructuring charges	—	(5)	5
Other accrued liabilities	744	(79)	(142)

Net cash provided by (used) in operating activities	505	(2,460)	(17,242)

Investing activities
Capital expenditures	(726)	—	(94)
Proceeds from sale of property and equipment	—	10
Purchase of short term investments	(200,024)	(193,022)	(65,167)
Proceeds from sale or maturity of short-term investments	212,232	195,993	28,218

Net cash provided by (used) in investing activities	11,482	2,981	(37,043)

Financing activity
Proceeds from issuance of common stock, net of issuance costs	20	496	41,754

Net cash provided by financing activities	20	496	41,754

Net increase (decrease) in cash and cash equivalents	12,007	1,017	(12,531)
Cash and cash equivalents at beginning of the year	2,772	1,755	14,286

Cash and cash equivalents at end of the year	$14,779	$2,772	$1,755

Supplemental disclosure of non-cash information:
Net deferred stock compensation (cancellations due to employee termination)	$—	$(19)	$(13)

Issuance of common stock dividend on Series A preferred stock	$(240)	$(245)	$(260)

Issuance of common stock upon conversion of Series A preferred stock	$—	$(137)	$—

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS

1.  Description of Business

The Company was incorporated in the State of Delaware in 1994. From our inception in 1994 through May 5, 2005, we devoted substantially all of our efforts to research and development of anti-microbial drugs and generated no product revenues. From the fourth quarter of 2002 until June 2004, we focused our attention on developing iseganan for the prevention of ventilator-associated pneumonia, or VAP. In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP following a recommendation of our independent data monitoring committee. Subsequently, we terminated the iseganan development program, reduced employees and evaluated strategic alternatives, including mergers, acquisitions, in-licensing opportunities and liquidation.

On May 5, 2005, after considering a variety of strategic alternatives, none of which was determined by our management and Board of Directors to be in the best interests of us and our stockholders, our Board of Directors decided to reduce operating expenses to a minimum appropriate level. In accordance with these plans, we terminated all of our remaining regular employees on June 15, 2005, engaged Hickey & Hill, Inc. of Lafayette, California, a firm specializing in managing companies in transition, to assume the responsibilities of our day-to-day administration, and appointed Denis Hickey of Hickey & Hill, Inc. as our Chief Executive Officer and Chief Financial Officer.

From June 15, 2005 until December 21, 2006, Denis Hickey handled the administration of our affairs while our Board of Directors and selected consultants searched for and evaluated strategic alternatives for our business. During that period, we evaluated several strategic alternatives in the biotechnology industry with the support of consultants, including Barry D. Quart, Pharm.D., and the active participation of our Board of Directors.

On December 21, 2006, we acquired intellectual property and other assets related to three distinct pharmaceutical research and development programs from Valeant, hired a new senior management team, including Barry D. Quart, Pharm.D., who replaced Denis Hickey as Chief Executive Officer, and changed our name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc. With these developments, we currently plan to pursue pharmaceutical research and development focused on the development of novel treatments for HIV, cancer and inflammatory diseases. In connection with the acquisition, we entered into an office lease agreement for space formerly held by Valeant with a monthly base rent obligation of approximately $90,000.

The Company also entered into a research services agreement with Valeant under which it will advance a preclinical program in the field of neuropharmacology on behalf of Valeant. Under the agreement, which has a two-year term, subject to Valeant’s option to terminate the agreement after the first year, Valeant will pay the Company quarterly payments of up to $3.5 million per year to advance the program, and the Company is entitled to development-based milestone payments of up to $1.0 million. Valeant will own all intellectual property under this research program.

Under the Asset Purchase Agreement with Valeant, the Company is also obligated to make development-based milestone payments and sales-based royalty payments to Valeant. There is one set of milestones for the 800 and 900 Series Programs and a separate set of milestones for the 100 Series Program. Assuming the successful commercialization of a product incorporating a compound from the 800 Series Program or the 900 Series Program, the milestone payments for these two programs combined could total $25 million. For the 100 Series Program, milestone payments could total $17 million, assuming the successful commercialization of a product from that program. For each program, milestones are paid only once regardless of how many compounds are developed or commercialized. In each program, the first milestone payment would be due after the completion of a proof-of-concept clinical study in patients, and more than half of the total milestone payments would be due after regulatory approval. The royalty rates on all products are in the mid-single digits.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the respective assets, generally being three to seven years. Leasehold improvements are depreciated over the terms of the facilities leases

Research and Development

Research and development expenditures are charged to operations as incurred, and include fees paid to contract research organizations and other clinical service providers, payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation charges.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Restructuring Charges

The Company has undertaken restructuring efforts in 2004 and 2005, accounting for restructuring charges in accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” See Note 7 — Restructuring and Other Charges for additional disclosures.

Clinical Trial Accruals

The Company’s accrued costs for clinical trial activities are based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs), investigators, drug processors, laboratories, consultants, or other clinical trial service providers that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. In June 2004, we discontinued our clinical trial of iseganan for the prevention of VAP. As of December 31, 2006 and 2005, clinical trial accruals of $3,900 and $99,000, respectively, consisted of amounts due to hospitals and doctors who participated in this trial.

Stock-Based Compensation

Under SFAS 123(R), we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statement for the twelve months ended December 31, 2006 reflects the impact of SFAS 123(R). During the twelve months ended December 31, 2006, the Company recognized $558,000 in compensation expense related to options granted to employees and directors, which was $493,000 higher than if it had continued to account for share-based compensation under Statement 123. There were no tax benefits from share-based compensation since the Company has substantial tax loss carry forwards and sustained a loss to stockholders for the twelve months ended December 31, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The impact of stock based compensation on both basic and diluted earnings per share for the twelve months ended December 31, 2006 was $0.06.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock awards provided the exercise price was established at 100% of the common stock fair market value at the date of grant. Prior to fiscal 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005 and 2004, it would have recorded an expense of $1.8 and $7.6 million, respectively. The difference between the three years (actual 2006 and pro-forma 2005 and 2004) is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance of Iseganan and subsequent termination of all employees. The impact on both basic and diluted earnings per share for 2005 and 2004 was $0.20 and $1.01, respectively.

At December 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $1,382,000, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 3.5 years for stock options and will be adjusted if necessary for forfeitures and cancellations.

In February 2003, the Board of Directors approved a cancellation and re-grant of 308,835 unexercised stock options held by existing employees and directors of the Company in a one-for-one exchange and 12,500 options that were re-granted in connection with the cancellation of 54,166 unexercised stock options held by a director of the

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company. The re-granted options have an exercise price equal to the closing price of the Company’s common stock on the Nasdaq Global Market on February 5, 2003, or $2.76 per share. The options generally vest over a four-year period and will expire in February 2008 if not previously exercised.

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

See Note 10 — Employee Benefit Plans — Stock Compensation for details of stock compensation expense.

The following table illustrates the effect on net loss and net loss per share applicable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for 2005 and 2004. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods.

	Year Ended December 31,
	2005	2004
	(In thousands, except share amounts)

Net loss applicable to common stockholders, as reported	$(3,411)	$(16,960)
Add: Stock-based employee compensation expense (recovery) included in reported net loss applicable to common stockholders	12	(577)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,824)	(7,049)

Net loss applicable to common stockholders, pro forma	$(5,223)	$(24,586)

Net loss per share applicable to common stockholders:
Basic and diluted — as reported	$(0.37)	$(2.24)

Basic and diluted — pro forma	$(0.57)	$(3.25)

The fair value of stock options granted to employees was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004

Risk-free interest rate	3.79%	3.55%
Volatility	0.25	1.00
Dividend yield	0.00%	0.00%
Expected life of option	6.1 years	5 years

The weighted-average fair value of options granted to employees during 2006, 2005, and 2004 was $3.88, $3.98, and $11.43, respectively.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss

The components of comprehensive loss in each year presented are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net loss	$(367)	$(3,171)	$(16,700)
Unrealized gain (loss) on available-for-sale securities	40	31	(69)

Comprehensive loss	$(327)	$(3,140)	$(16,769)

Net Loss Per Share

Basic and diluted net loss per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share”, and is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). As the Company’s potentially dilutive securities were anti-dilutive for all periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net loss per share applicable to common stockholders was 2,725,896, 2,921,071, and 4,133,843 for the years ended December 31, 2006, 2005, and 2004, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 31, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We adopted SFAS 123R effective January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.

The adoption of the following recent accounting pronouncements in 2006 did not have a material impact on Ardea’s results of operations and financial condition:

•	In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. We do not anticipate that this SFAS will have any material impact on our financial condition or results of operations.

•	Effective February 3, 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. We do not anticipate that this FAS will have any material impact on our financial condition or results of operations.

•	In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” Among other requirements, SFAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under SFAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We do not anticipate that this SFAS will have any material impact on our financial condition or results of operations.

•	In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that this FASB will have any material impact on our financial condition or results of operations.

•	In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

effective beginning the first fiscal year after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and results of operations.

•	In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not anticipate that this SAB will have any material impact on our financial condition or results of operations.

•	In September, 2006, the FASB issued SFAS No 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. As we do not have defined benefit pensions or other postretirement plans, FAS 158 will have no impact on our financial statements or results of operations.

3.  Available-For-Sale Investments

The following is a summary of the Company’s available-for-sale investments as of December 31, 2006 and 2005 (in thousands):

	December, 31 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Government agencies	$31,876	$2	$—	$31,878
Commercial Paper	2,010	2	—	2,012
Money market funds	14,662			14,662

Total available-for-sale investments	$48,548	$4	$—	48,552

Less: amounts classified as cash equivalents				(14,662)

				$33,890

	December, 31 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

US government agencies	$30,612	$—	$(31)	$30,581
Commercial paper	15,482		(5)	15,477
Money market funds	2,638			2,638

Total available-for-sale investments	$48,732	$—	$(36)	48,696

Less: amounts classified as cash equivalents				(2,638)

				$46,058

None of the investments held as of December 31, 2006 or 2005 had been in a continuous unrealized loss position for more than 12 months. The aggregate fair value of US government agency investments held at December 31, 2006 and 2005 which had unrealized losses was $0.0 and $29.3 million respectively.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a summary of amortized cost and estimated fair value of available-for-sale investments by contract maturity (in thousands):

	December 31, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$48,548	$48,552	$48,731	$48,696
Due in one year or more	—	—	—	—

Total available-for-sale investments	$48,548	$48,552	$48,731	$48,696

4.  Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005

Machinery and equipment	$726	$—
Less: Accumulated depreciation	—	—

Property and equipment, net	$726	$—

Depreciation and amortization expense for property and equipment totaled $0, $9,000, and $35,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

5.  Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005

Accrued professional fees	$28	$104
Accrued dividends on Series A convertible stock	60	60
Legal fees	316	30
Accrued payroll	219	—
Accrued accounts payable	237	—
Other accrued liabilities	78	—

Total other accrued liabilities	$938	$194

6.  Commitments and contingencies

Under the Asset Purchase Agreement with Valeant, the Company is also obligated to make development-based milestone payments and sales-based royalty payments to Valeant. There is one set of milestones for the 800 and 900 Series Programs and a separate set of milestones for the 100 Series Program. Assuming the successful commercialization of a product incorporating a compound from the 800 Series Program or the 900 Series Program, the milestone payments for these two programs combined could total $25 million. For the 100 Series Program, milestone payments could total $17 million, assuming the successful commercialization of a product from that program. For each program, milestones are paid only once regardless of how many compounds are developed or commercialized. In each program, the first milestone payment would be due after the completion of a proof-of-concept clinical study in patients, and more than half of the total milestone payments would be due after regulatory approval. The royalty rates on all products are in the mid-single digits. The contingent liability of up

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

to $42 million in milestone payments for the 800, 900 and 100 Series Programs was considered a liability in the ordinary course of business, to be recorded when the contingency is resolved and consideration is issued or becomes assumable.

In December 2006, the Company entered into a lease for its Costa Mesa research facility. This leased property, which is located at 3300 Hyland Avenue, Costa Mesa, California 92626, is being used in connection with the Company’s research and development activities. The facility occupies approximately 64,000 square feet of laboratory and office space and the monthly base rent is approximately $90,000. The lease expires in March 2008.

The Company recently entered into a lease for 2,900 square feet of space in Carlsbad, California, at a monthly rent approximating of $3,000 after sublease income. This facility houses the Company’s corporate offices.

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

8.  Acquisition

On December 21, 2006, the Company acquired intellectual property and other assets related to three distinct pharmaceutical research and development programs from Valeant, hired a new senior management team, including Barry D. Quart, Pharm.D., who replaced Denis Hickey as Chief Executive Officer, and changed its name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc. With these developments, the Company currently plans to pursue pharmaceutical research and development focused on the development of novel treatments for HIV, cancer and inflammatory diseases. The Company will also be providing research services to Valeant in connection with a preclinical program in the field of neuropharmacology pursuant to a services agreement with Valeant. This agreement, which has a two-year term, subject to Valeant’s option to terminate the agreement after the first year, provides that the Company will receive quarterly payments of up to $3.5 million per year and up to $1.0 million in milestone payments. In connection with the Company’s acquisition of the three development programs from Valeant, the Company entered into an office lease agreement for space formerly held by Valeant.

Under the Asset Purchase Agreement with Valeant, the Company is also obligated to make development-based milestone payments and sales-based royalty payments to Valeant. There is one set of milestones for the 800 and 900

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Series Programs and a separate set of milestones for the 100 Series Program. Assuming the successful commercialization of a product incorporating a compound from the 800 Series Program or the 900 Series Program, the milestone payments for these two programs combined could total $25 million. For the 100 Series Program, milestone payments could total $17 million, assuming the successful commercialization of a product from that program. For each program, milestones are paid only once regardless of how many compounds are developed or commercialized. In each program, the first milestone payment would be due after the completion of a proof-of-concept clinical study in patients, and more than half of the total milestone payments would be due after regulatory approval. The royalty rates on all products are in the mid-single digits.

As part of the purchase of assets from Valeant, the Company received fixed assets valued at approximately $4.3 million and goodwill and intangible assets valued at $800,000. For these assets, the Company paid no upfront consideration and did not assume any liabilities except for liabilities under certain contracts related to the assets. The Company’s costs for professional fees in connection with the transaction were approximately $500,000. The transaction was initially recorded at fair market value as follows:

•	Fixed assets of approximately $4.3 million,

•	Intangible assets of approximately $300,000, and

•	Goodwill of approximately $500,000.

These assets were acquired without up front consideration, and therefore, the fair value of the assets acquired exceeded the cost of up front consideration paid. The excess of $4.6 million (net of transaction costs) was allocated in its entirety as reductions to the amounts initially assigned to the acquired non-current assets pursuant to paragraph 44 of Statement of Financial Accounting Standards No. 141 (SFAS 141).

There is a contingent liability of up to $42 million relating to the Company’s obligations to make milestone payments for the 800, 900 and 100 Series Programs, to be recorded if and when the milestones become payable.

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

The Preferred Stock was convertible into 1,841,404 shares of common stock at any time, at a conversion price of $1.90 per share, subject to adjustment upon the occurrence of certain events, such as stock splits, payment of dividends to common stockholders, reorganizations, mergers or consolidations. Each share of Preferred Stock automatically converts into shares of common stock on the tenth day after the day that the closing sale price of the Company’s common stock on the Nasdaq Global Market has reached at least $8.28 and has remained at such level for 20 consecutive trading days, but only after the earlier to occur of (1) the unbinding and the public announcement of the results of the Company’s first pivotal clinical trial of iseganan for the prevention of VAP, or (2) May 1, 2005. The unbinding of the VAP trial occurred in June 2004 and May 1, 2005 has passed, but since that time the Company’s shares have not traded over $8.28, so automatic conversion has not occurred. The holders of Preferred Stock are also entitled to receive, but only out of funds legally available for dividends, cumulative dividends payable quarterly, at the annual rate of eight percent of the original issue price of $10,000 on each outstanding share of Preferred Stock. The dividend will be paid in common stock based on the average of the closing sales prices of the common stock for the five trading days immediately preceding and ending on the last trading day prior to the date

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

the dividends are payable. The dividends are paid in preference to any other declared dividends. Upon any liquidation, dissolution or winding up (as such terms are defined in the Company’s Certificate of Designation) of the Company, before any distribution or payment can be made to the holders of the Company’s common stock, each holder of Preferred Stock is entitled to receive an amount equal to $10,000 plus all accrued or declared and unpaid dividends and such dividends shall be payable in cash. Each share of Preferred Stock is entitled to a number of votes equal to the number of shares of common stock issuable based upon a conversion price equal to the closing sale price, or bid price if no sales were reported, of the common stock on the Nasdaq Global Market on the date the Preferred Stock and Warrant Purchase Agreement was signed. The number of votes is not adjustable except upon a stock split, a reverse stock split, or other similar event affecting the rights of the Preferred Stock. Holders of Preferred Stock are also entitled to elect two members of the Board of Directors, and a majority of the holders of the Preferred Stock must consent to certain actions prior to the Company taking them.

In connection with the sale of the Preferred Stock, the Company issued immediately exercisable warrants to purchase 920,699 shares of the Company’s common stock to the purchasers of the Preferred Stock, at an exercise price of $2.066 per share, subject to adjustment upon the occurrence of certain events, such as stock splits, payment of dividends to common stockholders, reorganizations, mergers or consolidations. Additionally, the exercise price of the warrants will be reduced by 50% if the Company’s common stock is delisted from the Nasdaq Global Market. The warrants will expire on May 1, 2008, if not previously exercised. The warrants issued to the holders of Preferred Stock were assigned a value of $1,326,000, which decreased the carrying value of the Preferred Stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.52%, an expiration date of May 1, 2008, and a volatility factor of 1.00 and a dividend yield of 0%. In connection with the issuance of the Preferred Stock and warrants, the Company recorded $1,436,000 related to the beneficial conversion feature on the Preferred Stock as a deemed dividend, which increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per share. A beneficial conversion feature is present because the effective conversion price of the Preferred Stock was less than the fair value of the common stock on the commitment date. Pursuant to the terms of the Preferred Stock and Warrant Purchase Agreement, the Company is subject to certain negative and restrictive covenants, such as limitations on indebtedness and the issuance of additional equity securities without specific approvals by the Board of Directors.

In February 2005, a holder of 25 shares of Preferred Stock converted the shares into 131,529 shares of common stock. At the same time, the same investor exercised warrants to purchase 65,764 shares of common stock, using the net exercise method, resulting in the issuance of 30,704 shares of common stock. There were no cash proceeds to the Company resulting from these transactions.

The Company had 300 shares of preferred stock outstanding as of December 31, 2006 and 2005. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

On October 14, 2005, the Company’s Stock was delisted from The Nasdaq Global Market. The delisting decision was made by the Nasdaq Listings Qualifications Panel, following an appeal by the Company of a prior determination by the staff of the Nasdaq Stock Market (the “Staff”) that the Company was a “public shell,” raising public interest concerns pursuant to Marketplace Rule 4300.

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

The Company’s quotation for its common stock appears in the “Pink Sheets” under the trading symbol “ARDC”.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

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

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at December 31, 2006 were as follows:

Equity incentive plans	3,629,421
Warrants	1,148,138
Series A convertible preferred stock	1,578,346

Total shares reserved for future issuance	6,355,905

On October 14, 2005, the Company’s Stock was delisted from The Nasdaq Global Market. The Company’s quotation for its common stock appears in the “Pink Sheets” under the trading symbol “ARDC”.

Warrants

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

On May 1, 2003, in connection with the Company’s sale of Preferred Stock, the Company issued warrants to purchase 920,699 shares of the Company’s common stock. These warrants have an exercise price of $1.033 per share and expire on May 1, 2008. In October 2003, a holder of these warrants exercised warrants to purchase 65,764 shares of common stock, using the net exercise method, resulting in the issuance of 55,344 shares of common stock. There were no cash proceeds to the Company resulting from this transaction. In February 2005, a holder of these warrants exercised warrants to purchase 65,764 shares of common stock, using the net exercise method, resulting in the issuance of 30,704 shares of common stock. There were no cash proceeds to the Company resulting from this transaction. As of December 31, 2006, warrants to purchase 789,171 shares from this series of warrants remained outstanding.

In October 2003, in connection with an offering of its common stock, the Company issued warrants to purchase 354,800 shares of the Company’s common stock at an exercise price of $10.85 per share, all of which were outstanding on December 31, 2006. These warrants expire on October 10, 2008.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.  Employee Benefit Plans

Stock Option Plans and Stock-Based Compensation

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) was adopted in May 2004, and replaced the 2000 Equity Incentive Plan (the “2000 Plan”), which in turn had replaced the 1995 Incentive Stock Plan (the “1995 Plan”), collectively the Predecessor Plans. The termination of the Predecessor Plans had no effect on the options that were granted thereunder. The terms of awards granted under the Predecessor Plans were substantially similar to those granted under the 2004 Plan. The 2004 Plan allows for the granting of options to purchase stock, stock bonuses and rights to acquire restricted stock of up to 2,050,000 shares of common stock to employees, consultants, and directors. The number of shares of Common Stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2005. In accordance with the preceding formula, the shares available for issuance under the 2004 Plan were increased by 529,510 on January 1, 2005, 543,302 on January 1, 2006 and 547,027 on January 1, 2007. All options granted under the 2004 Plan must have exercise prices equal to the fair market value of the common stock on the option grant date, and are to have a term not greater than 10 years from the grant date. Options granted under the 2004 plan vest ratably over periods ranging from 3 months to six years. Options granted under Predecessor Plans vest ratably over periods ranging from 18 months to six years.

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

To cover the exercise of vested options the Company issues new shares from its authorized but unissued share pool. As of December 30, 2006 there were 2,227,337 and 56,250 shares of common stock available for issuance (grant) under the 2004 Plan and the 2002 Plan, respectively.

Cash proceeds received from the sales of common stock under employee option plans totaled $20,000 for the twelve months ended December 31, 2006, versus $497,000 during the twelve months of 2005. No income tax benefits were realized from the sales of common stock during the nine months ended September 30, 2006. In accordance with SFAS 123 (R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Adoption of SFAS No. 123 (R)

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) 123(R) — “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation” which superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity instruments for goods or services. The principal focus of SFAS 123(R) is the accounting for transactions in which an entity obtains employee services in share-based payment transactions, and where the measurement of the cost of employee (or member of the Board of Directors) services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee (or director) is required to provide service in exchange for the award — the requisite service period — and unless observable market prices for the same or similar instruments are available, will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Compensation Expense

Under SFAS 123(R), we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statement for the twelve months ended December 31, 2006 reflects the impact of SFAS 123(R). During the twelve months ended December 31, 2006, the Company recognized $558,000 in compensation expense related to options granted to employees and directors, which was $493,000 higher than if it had continued to account for share-based compensation under Statement 123. There were no tax benefits from share-based compensation since the Company has substantial tax loss carry forwards and sustained a loss to stockholders for the twelve months ended December 31, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The impact of stock based compensation on both basic and diluted earnings per share for the twelve months ended December 31, 2006 was $0.06.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock awards provided the exercise price was established at 100% of the common stock fair market value at the date of grant. Prior to fiscal 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005 and 2004, it would have recorded an expense of $1.8 million and $7.6 million, respectively. The difference between the three years (actual 2006 and pro-forma 2005 and 2004) is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance of Iseganan and subsequent termination of all employees. The impact on both basic and diluted earnings per share for 2005 and 2004 was $0.20 and $1.01, respectively.

At December 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $1,382,000, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 3.5 years for stock options and will be adjusted if necessary for forfeitures and cancellations.

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

Expected Volatility — The Company’s expected volatility for the quarter ended December 31, 2006 is based on Company’s historical volatility.

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

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Estimated Forfeiture — The Company does not anticipate forfeiture due to the limited number of people (3) that have stock options outstanding.

In the twelve months ended December 31, 2006, 2005 and 2004 respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model using a dividend yield of 0% and the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.66%	3.79%	3.55%
Volatility	0.25	0.25	1.00
Dividend yield	0.00%	0.00%	0.00%
Expected life of option	6.1 years	6.1 years	5 years

Stock options granted to employees in 2006 totaled 902,500. There were no post-vesting restrictions.

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of December 31, 2006 and related information:

	Outstanding Options
		Weighted Average		Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contract Life	Value (000’s)

Balance at December 31, 2005	570,667	$8.92	7.08	325,334
Granted	902,500	$3.88		430,150
Exercised	(8,333)	$—
Forfeitures and cancellations	(119,000)	$10.10

Balance at December 31, 2006	1,345,834	$5.45	8.58	$755,484

Vested and expected to Vest at December 31, 2006	1,345,834	$5.45	8.58	$755,484
Exercisable at December 31, 2006	385,410	$7.78	5.7	$316,590

The weighted-average grant date fair value of options granted for the twelve months ended December 31, 2006 was $3.88. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.36 at December 31, 2006, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was approximately 1,125,834 shares. The aggregate intrinsic value of options exercised during the twelve months ended December 31, 2006 was $13,332. The exercise

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

prices for options outstanding and exercisable as of December 31, 2006 and their weighted average remaining contractual lives were as follows:

	Options Outstanding
		Weighted-Average
		Remaining		Options exercisable
	Number of	Contractual Life	Weighted Average	Number of	Weighted-Average
Range of Exercise Prices	Shares	(years)	Exercise Price	Shares	Exercise Price

$2.76	203,334	4.01	2.76	194,994	$2.76
$3.50	37,500	9.12	3.50	—	$3.50
$3.90	865,000	9.97	3.90	10,000	$3.90
$4.08	20,000	8.01	4.08	20,000	$4.08
$13.06	100,000	7.35	13.06	64,583	$13.06
$13.93	40,000	7.44	13.93	33,333	$13.93
$16.49	80,000	7.09	16.49	62,500	$16.49

Totals	1,345,834	8.58	5.45	385,410	$7.78

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three years ended December 31, 2006, 2005, 2004 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
	(In thousands, except share amounts)

Net loss applicable to common stockholders, as reported	$(3,411)	$(16,960)
Add: Stock-based employee compensation expense (recovery) included in reported net loss applicable to common stockholders	12	(577)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,824)	(7,049)

Net loss applicable to common stockholders, pro forma	$(5,223)	$(24,586)

Net loss per share applicable to common stockholders:
Basic and diluted — as reported	$(0.37)	$(2.24)

Basic and diluted — pro forma	$(0.57)	$(3.25)

For the purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option valuation model and recognized over the respective vesting periods of the awards.

Retirement Savings Plan

The Company has a retirement savings plan (the “Savings Plan”) which qualifies as a deferred savings plan under section 401(k) of the Internal Revenue Code. As of December 31, 2006 the plan assets have been distributed in their entirety to plan participants.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

11.  Income Taxes

The Company had no current state or federal income tax for the years ended December 31, 2006, 2005, and 2004. The reconciliation between the amount computed by applying the U.S. federal statutory rate of 34% to pre tax loss and the actual provision for income was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

U.S. federal taxes (benefit)
at statutory rate	$(124)	$(1,078)	$(5,678)
State	—	—	—
Unutilized (utilized) net operating losses	115	753	5,875
Stock Based Compensation	9	55	(200)
Non-deductible warrant expense	—	268	—
Other	0	2	3

Total	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2005	2006

Deferred Tax Assets:
Net operating loss carryforwards	$16,200	$74,900
Research and development credits	5,700	5,400
Capitalized research and development costs	8,600	8,600
Other, net	1,200	1,100

Total Deferred Tax Assets	31,700	90,000

Valuation Allowance	$(31,700)	$(90,000)

Net Deferred Tax Assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Valuation Allowance decreased by $58,300, and increased by $2.2 million and $7.1 million during 2006, 2005, and 2004, respectively.

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $42 million which expire in the years 2007 through 2026.

The Company also has California net operating loss carryforward of approximately $31 million which expire in the years 2010 through 2016.

The Company also has federal and California research and development tax credits of $3.5 million and $3.4 million. The federal research credits will begin to expire in the years 2009 through 2026. The California research credits have no expiration date.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

12.  Legal Proceedings

There are no legal proceedings against the Company.

13.  Quarterly Financial Data (Unaudited)

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth

Operating loss	$(667)	$(554)	$(463)	$(1,062)	$(1,383)	$(1,585)	$(540)	$(375)
Net income (loss)	(150)	23	176	(416)	(1,074)	(1,246)	(144)	(707)
Net income (loss) applicable to common stockholders	(210)	(37)	116	(476)	(1,134)	(1,306)	(204)	(767)
Basic and diluted income (loss) per share applicable to common stockholders	$(0.02)	$—	$0.01	$(0.05)	$(0.13)	$(0.14)	$(0.02)	$(0.08)
Stock sales prices per share:
High	$3.70	$3.70	$3.99	$4.37	$4.07	$3.62	$3.75	$3.95
Low	$3.35	$3.42	$3.46	$3.70	$3.57	$3.34	$3.40	$3.40

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There have been no significant changes in our internal control over financial reporting that occurred during the year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Scope of the Controls Evaluation

During the evaluation of our controls and procedures, we looked to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action (including process improvements) was being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be disclosed to our Board of Directors and to our independent auditors and reported in our Quarterly Reports on Form 10-Q and in our Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth certain information regarding our directors and executive officers and their ages as of February 15, 2007:

Name	Age	Position Held With Ardea

Barry D. Quart, Pharm.D	50	President and Chief Executive Officer and Director
Zhi Hong, Ph.D.	43	Executive Vice President of Research and Chief Scientific Officer
Christopher W. Krueger	39	Senior Vice President and Chief Business Officer
Kimberly J. Manhard	47	Senior Vice President of Regulatory Affairs and Operations
Denis Hickey	62	Chief Financial Officer
Henry J. Fuchs, M.D.	49	Director
Jack S. Remington, M.D.	76	Director
Kevin C. Tang	40	Director

Barry D. Quart, Pharm.D.  Dr. Quart was elected as a director and appointed as our President and CEO on December 21, 2006. From 2002 until December 2006, Dr. Quart was President of Napo Pharmaceuticals, Inc., where he was instrumental in bringing the company public on the London Stock Exchange in July 2006. Prior to Napo, Dr. Quart was Senior Vice President, Pfizer Global Research and Development and the Director of Pfizer’s La Jolla Laboratories, where he was responsible for approximately 1,000 employees and an annual budget of almost $300 million. Prior to Pfizer’s acquisition of the Warner-Lambert Company, Dr. Quart was President of Research and Development at Agouron Pharmaceuticals, Inc., a division of the Warner-Lambert Company, since 1999. Dr. Quart had joined Agouron in 1993 and was instrumental in the development and registration of nelfinavir (Viracept®), which went from the lab bench to NDA approval in 38 months. Dr. Quart spent over ten years at Bristol-Myers Squibb in both Clinical Research and Regulatory Affairs prior to Agouron and was actively involved in the development and registration of important drugs for the treatment of HIV and cancer, including paclitaxel (Taxol®), didanosine (Videx®), and stavudine (Zerit®). He has a Pharm.D. from University of California, San Francisco.

Zhi Hong, Ph.D.  Dr. Hong was appointed as our Executive Vice President of Research and Chief Scientific Officer on December 21, 2006. Dr. Hong was previously Vice President of Research at Valeant, which he joined in 2000. During his tenure with Valeant, Dr. Hong directed both the virology and cancer/immunology programs and held leadership positions on the HBV, HCV and HIV project teams that led to four US investigational new drug (IND) applications in six years. Prior to joining Valeant, Dr. Hong was with Schering-Plough Research Institute. He is an expert in viral replication and a renowned investigator in the mechanism of action of ribavirin and interferon. Dr. Hong received a B.S. in Biochemistry from Fudan University in Shanghai, China and his Ph.D. from the State University of New York at Buffalo. Dr. Hong has authored or co-authored more than 100 research publications in peer-reviewed journals and has been involved in the issuance and publishing of more than 40 patents.

Christopher W. Krueger.  Mr. Krueger was appointed as our Senior Vice President and Chief Business Officer on March 22, 2006. Mr. Krueger was previously Senior Vice President, Business Development and Strategic Alliances at Protemix Corporation during 2006, Senior Vice President, Business Development at Xencor, Inc. from 2004 to 2006, Senior Vice President, Chief Business Officer at X-Ceptor Therapeutics, Inc. (now Exelixis, Inc.) from 2002 to 2004 and Vice President, Business Development and Strategic Alliances and General Counsel at Aurora Biosciences Corporation (now Vertex Pharmaceuticals, Inc.) from 2000 to 2002. His responsibilities at these drug development companies included licensing, strategic alliances, mergers and acquisitions, legal affairs and corporate finance. Prior to joining Aurora, he served as Corporate Counsel at Science Applications International Corporation (SAIC), a multi-national technology development company. Prior to joining SAIC, he served as an attorney at Cooley Godward LLP and represented both privately-held and public companies in a wide range of transactions, including licensing, strategic alliances, mergers and acquisitions, public offerings and venture capital financings. Mr. Krueger received a B.A. in Economics from the University of California, San Diego and a J.D. and M.B.A. from the University of Southern California.

Kimberly J. Manhard.  Ms. Manhard was appointed as our Senior Vice President of Regulatory Affairs and Operations on December 21, 2006. Prior to that Ms. Manhard was President of her own consultancy since 2003, specializing in the development of small molecules intended for the treatment of antiviral, oncology, central nervous system (CNS), and gastrointestinal indications, and was responsible for filing five initial US INDs and multiple clinical trial applications in the European Union and Canada. Prior to starting her consultancy, Ms. Manhard was Vice President of Regulatory Affairs for Exelixis, Inc. Previously, she was Head of Regulatory Affairs for Agouron Global Commercial Operations (a Pfizer company) supporting marketed HIV products. She joined Agouron in 1996 as Director of Regulatory Affairs responsible for anticancer and antiviral products, including nelfinavir. Prior to Agouron, she was with Bristol-Myers Squibb for over five years in Regulatory Affairs and was responsible for investigational oncology compounds, including paclitaxel, and infectious disease compounds, including didanosine and stavudine. Ms Manhard began her industry career in Clinical Research with Eli Lilly and Company and G.H. Besselaar Associates (Covance). She earned a B.S. in Zoology and a B.A. in French from the University of Florida.

Denis Hickey.  Mr. Hickey was appointed as our Chief Financial Officer on August 15, 2005 and served as our Chief Executive Officer from June 15, 2005 to December 21, 2006. Mr. Hickey is a founding principal of Hickey & Hill, a firm that specializes in the management of companies in transition. Since 2001, Mr. Hickey has performed advisory and management assignments for several clients of Hickey & Hill., in the marketing services, agriculture, high tech equipment and other industries. From June 2003 through November 2003, Mr. Hickey was acting CFO of Force Protection, Inc., a manufacturer of mine protected vehicles. Mr. Hickey’s prior experience also includes serving as CEO, CFO or Controller for a number of companies, including some that were publicly traded, and he began his career in public accounting with Touché Ross & Co. (now Deloitte & Touché). Mr. Hickey provides his services to us under an agreement with Hickey & Hill.

Henry J. Fuchs, M.D.  Dr. Fuchs has served as one of our directors since November 2001. Since September 2005 Dr. Fuchs has been the Executive Vice President and Chief Medical Officer of Onyx Pharmaceuticals, Inc. He served as our Chief Executive Officer from January 2003 until June 2005. Dr. Fuchs joined us as Vice President, Clinical Affairs in October 1996 and was appointed President and Chief Operating Officer in November 2001. From 1987 to 1996, Dr. Fuchs held various positions at Genentech, Inc. where, among other things, he had responsibility for the clinical program that led to the approval for Genentech’s Pulmozyme®. Dr. Fuchs was also responsible for the Phase III development program that led to the approval of Herceptin® to treat metastatic breast cancer. Dr. Fuchs received an M.D. degree from George Washington University and a B.A. degree in biochemical sciences from Harvard University.

Jack S. Remington, M.D.  Dr. Remington has served as one of our directors since October 1996. Dr. Remington currently serves and has served as Professor, Department of Medicine, Division of Infectious Diseases and Geographic Medicine, at the Stanford University School of Medicine and as Chairman of the Department of Immunology and Infectious Diseases at the Research Institute of the Palo Alto Medical Foundation for nearly four decades. In addition, Dr. Remington is a consultant for leading pharmaceutical companies with regard to antibiotic research and development and has served on numerous editorial boards of medical journals. He is a past President of the Infectious Disease Society of America. Dr. Remington is a nationally recognized authority in the field of infectious disease medicine, and received the Gold Medal from the Royal College of Physicians, London, England in 1999 and the 1996 Bristol Award of the Infectious Disease Society of America.

Kevin C. Tang.  Mr. Tang has served as one of our directors since May 2003. Mr. Tang is the Managing Director of Tang Capital Management, LLC, a life sciences-focused investment company he founded in August 2002. From September 1993 to July 2001, Mr. Tang held various positions at Deutsche Banc Alex. Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s life sciences research group. Mr. Tang currently serves as a director of Trimeris, Inc. Mr. Tang received a B.S. degree from Duke University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock and other equity securities to file with the

SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied on a timely basis, except that Denis Hickey was late in filing one Form 4, covering a single option grant.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.ardeabiosciences.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision thereof to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The Code of Business Conduct and Ethics meets the requirements defined by Item 406 of Regulation S-K.

Board Committees and Meetings

During the fiscal year ended December 31, 2006, the Board held five meetings, including telephone conference meetings, and acted by unanimous written consent four times. During the fiscal year ended December 31, 2006, each member of the Board attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

Because of our limited operations and resignations of Board committee members in 2005, the Board dissolved the Audit, Compensation and Nominating and Corporate Governance Committees effective January 27, 2006, and the entire Board has assumed the functions of those committees. We do not currently have an audit committee financial expert serving on the Board. Following the restructuring of our business in December 2006, we began a search to find one or more new directors who would qualify as an audit committee financial expert.

We do not currently have a formal policy in place with respect to security holder nominations for the Board. Until a formal policy is adopted, the Board will consider security holder nominees on a case-by-case basis.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”). Our full Board of Directors currently makes all decisions for direct compensation — that is, the base salary, executive performance bonuses, and stock options — of our executive officers, including the Named Executive Officers.

All of our Named Executive Officers other than Denis Hickey joined the Company in December 2006. In each case, their compensation was determined through negotiations between members of our Board of Directors and the individuals. In addition, Dr. Quart participated in the negotiation of the compensation arrangements for Dr. Hong and Ms. Manhard. All of the compensation arrangements were approved by the full Board of Directors in a meeting held on December 21, 2006, the date of the closing of the transaction with Valeant. Denis Hickey is an employee of Hickey & Hill, a firm we have retained to provide us with certain consulting services. The retention of Hickey & Hill and the amount that we pay to Hickey & Hill for their services, including for the services of Mr. Hickey, was approved by our Board of Directors in 2005.

Compensation Program Objectives and Rewards

Our compensation and benefits programs are designed to align our executives’ interests with those of our stockholders in order to achieve our business goals. The programs’ objectives are to:

•	Attract, engage and retain the workforce that helps ensure our future success;

•	Motivate and inspire employee behavior that fosters stockholder value; and

•	Support overall business objectives approved by our Board.

Consequently, the guiding principles of our programs are:

•	Overall compensation should favor equity and discretionary rewards rather than base salary;

•	Cash compensation should be paid in a way that motivates employees to achieve corporate goals; and

•	Compensation programs should be simple to understand and administer.

In determining compensation, we have not formally benchmarked the compensation of our executives against compensation at other companies. We have, however, tried to design our compensation programs to be competitive in the marketplace for executive talent, and our Board members have taken into account their general knowledge of compensation at other companies and made informal comparisons with other small pharmaceutical companies when determining compensation. We have not engaged the services of a compensation consultant.

Our compensation programs are designed to reward activities that increase stockholder value and result in the accomplishment of our corporate goals. Each element of compensation contributes to one or more aspects of this design:

•	Base salary and benefits are designed to attract and retain employees by satisfying basic needs and by paying them fairly within industry standards.

•	Annual cash bonuses are designed to focus executives on achieving our current year’s objectives as defined in our business plan, which may change throughout the year.

•	Long-term incentives, which consist of stock options, are designed to reward executives for long-term success over several years, as reflected in increases in our stock price.

•	Severance and change-in-control arrangements are designed to attract and retain executives in a marketplace where such protections are commonly offered and ensure that employees continue to remain focused on our business in the event of rumored or actual fundamental corporate changes, particularly where their employment may be terminated.

Elements of Executive Compensation

Base Salary.  Executive officer base salaries are based on job responsibilities and individual contribution, with general reference made to base salary levels of executives at peer pharmaceutical companies. Because we recently started up operations, the base salary of officers reflected the Board’s experience in the industry and the salary history and experience of the officers.

Performance Bonuses.  Our executives are eligible for a performance bonus based upon the executive’s and our achievement of specified corporate objectives established by the Board, as evaluated by the Board in its discretion. For 2007, these objectives include the corporate goals described elsewhere in this annual report, including the commencement of clinical trials and achievement of our financial targets. These goals may change throughout the year as the Board constantly evaluates our strategic and operational goals, and our Board generally believes that the achievement of the goals is reasonably likely, though not guaranteed. Pursuant to their current employment agreements, Drs. Quart and Hong are entitled to a maximum bonus of 40% of their respective base compensation and Ms. Manhard is entitled to a maximum bonus of 30% of her base compensation, which amounts were intended to ensure that a significant portion of the executives’ overall cash compensation was at the discretion of the Board and tied to the achievement of our goals. We anticipate that Dr. Hong will be resigning from his position as Executive Vice President of Research and Chief Scientific Officer in early April 2007 and, as a result will not be entitled to the performance bonus described above for 2007.

Signing Bonuses.  In connection with their commencement of employment in December 2006, Dr. Barry Quart, Dr. Zhi Hong and Kimberly Manhard were provided with a signing bonus of $250,000, $150,000, and $50,000, respectively. These amounts were negotiated with the Board and included as part of their employment agreements. These bonuses were designed to:

•	recognize that Dr. Quart and Ms. Manhard had their own businesses and all three officers had extensive experience in the development and registration of drugs for the treatment of HIV and cancer, and

•	recognize the significant role that each contributed over a long period prior to their employment in completing the transaction with Valeant. In the case of Dr. Quart and Ms. Manhard, amounts that each earned as our consultants prior to their commencement of employment were also considered in determining the amount of their bonuses.

Stock Options.  As part of their negotiated employment package, we agreed to grant each of Dr. Quart, Dr. Hong and Ms. Manhard stock options in connection with the commencement of their employment in December 2006. These options were granted on December 21, 2006, the day that the acquisition of assets from Valeant was completed and our current business operations commenced and the day before the announcement of the Valeant transaction. Pursuant to our policy with respect to the granting of stock options, the exercise price of each option was set at the closing stock price of our common stock on December 21, 2006. The Board determined to grant the options on this date in coordination with the announcement of the Valeant transaction and re-launch of our current business for several reasons, including that:

•	In early 2006 we had agreed with Dr. Quart that if he assisted us in the identification and successful acquisition of a pharmaceutical program, we would hire him as our Chief Executive Officer at the closing of the transaction and grant him an option on the date of hire. Our Board determined that it was important to keep this contractual obligation.

•	Given the roles that Dr. Quart, Dr. Hong and Ms. Manhard had in ensuring the success of the Valeant transaction, the Board determined that it was equitable to grant all options on the same date.

•	It was unclear to the Board whether the announcement of the acquisition would be perceived by our stockholders as a positive or negative event given our cash position and their likely expectations about our future.

•	It was determined that the executives should bear some risk and be able to participate in some reward associated with any stock movement related to the announcement of the Valeant transaction.

For accounting purposes, we have measured the value of the option grants to our executive officers in December 2006 on the date of grant, using the closing price of our common stock on the day of grant as the fair market value for such shares.

Each of the stock options granted to Dr. Quart, Dr. Hong and Ms. Manhard is subject to vesting to ensure that the executives only benefit from the grant if our stock price performs well over an extended period. In the event Dr. Hong resigns his employment with us in early April 2007 as we anticipate, his option grant will be terminated. The options were sized to provide each executive with a meaningful reward if the stock price appreciates. The size of the stock options also contributes to our ability to pay lower salaries and still retain high quality executives. In recognition of his services in connection with the success of the Valeant transaction, Mr. Hickey was awarded an option in December 2006. Because it was designed primarily to reward past performance and not necessarily to provide an incentive for future performance, this option was fully vested when granted.

We do not backdate options or grant options retroactively. In addition, we do not plan to coordinate future grants of options so that they are made before the announcement of favorable information, or after the announcement of unfavorable information. All grants to executive officers require the approval of the Board.

Post Employment Compensation.  Each of Dr. Quart and Dr. Hong has an employment agreement that provides for the payment of certain post-employment benefits. Ms. Manhard is entitled to severance benefits under our Senior Executive Severance Benefit Plan. In addition, all outstanding options, including those held by our executive officers, vest in certain circumstances following the option holder’s termination of employment in connection with or following a change in our control. Each of these provisions is described below under the heading “Potential Payments Upon Termination Or Change-In-Control.” The amount of severance benefits were based on job responsibilities and were determined by our Board to be consistent with similar arrangements at peer companies with which Board members had familiarity. In the event Dr. Hong voluntarily resigns his employment with us in early April 2007 as we anticipate, he will not receive any post-employment benefits from us.

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2006 compensation awarded to, paid to or earned by our Chief Executive Officer, Chief Financial Officer and our two other most highly compensated executive officers at December 31, 2006.

Summary Compensation Table(1)

				Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(4)	Compensation	Total
		($)	($)	($)	($)	($)

Barry D. Quart, Pharm.D.	2006	—	$250,000	$553,400	$256,000	$1,059,400
President, Chief Executive Officer and Director(2)
Denis Hickey	2006	—	—	—	255,280	255,280
Chief Financial Officer(3)	2005	—	—	—	96,000	96,000
Zhi Hong, Ph.D.	2006	$8,438	150,000	387,380	—	545,818
Executive Vice President of Research and Chief Scientific Officer(2)
Kimberly J. Manhard	2006	—	50,000	242,112	88,125	380,237
Senior Vice President of Regulatory Affairs and Operations(2)

(1)	In accordance with the rules of the SEC, the compensation described in this table does not include various perquisites and other benefits received by a named executive officer which do not exceed $10,000 in the aggregate.

(2)	Barry D. Quart, Pharm.D., Zhi Hong Ph.D. and Kimberly J. Manhard commenced employment on December 21, 2006. Dr. Quart and Ms. Manhard began receiving a salary on January 1, 2007. The amounts shown under the column “All Other Compensation” for Dr. Quart and Ms. Manhard represent consulting fees paid in 2006.

(3)	Denis Hickey, currently serving as our Chief Financial Officer, is a consultant to the Company and an employee of Hickey & Hill. The amount shown under the column “All Other Compensation” represents the aggregate amount we paid to Hickey & Hill for their services to us, which include the services of Mr. Hickey. For 2006, such amounts are comprised of (i) monthly fees in the aggregate amount of $152,400, (ii) a bonus in the amount of $60,000 and (iii) overtime hours in the aggregate of $42,880. For 2005, such amounts are comprised of (i) a one time fee of $20,000, (ii) monthly fees in the aggregate amount of $72,000 and (iii) a bonus in the amount of $10,000. Our agreement with Hickey & Hill is described under “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” elsewhere in this Annual Report on Form 10-K.

(4)	See footnote 10 to our financial statements included in this annual report for a discussion of the valuation of stock options under SFAS 123 (R).

Grants of Plan-Based Awards

The following table shows for the fiscal year ended December 31, 2006, certain information regarding grants of plan-based awards to the Named Executive Officers:

Grants of Plan-Based Awards in Fiscal 2006

		Estimated Future Payouts			Estimated Future Payouts
		Under Non-Equity Incentive			Under Equity Incentive			Exercise or
	Grant	Plan Awards (1)			Plan Awards (2)			Base Price of
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Option Awards
		($)	($)	($)	(#)	(#)	(#)	($/Sh)

Barry D. Quart, Pharm.D	12/21/2006		$140,000			400,000		$3.90
Denis Hickey	12/21/2006					10,000		3.90
Zhi Hong, Ph.D.	12/21/2006		112,000			280,000		3.90
Kimberly J. Manhard	12/21/2006		75,000			175,000		3.90

(1)	Amounts reflect target bonus amounts contained in each executive’s employment agreement. Bonuses are payable at the discretion of our Board based on the Board’s evaluation of the executive’s performance for 2006. Because of the early nature of our operations, our Board has not yet set specific performance objectives for the executives for 2006.

(2)	Amounts reflect total number of shares underlying options granted in 2006. Such options are subject to vesting as set forth below, in “Potential Payments Upon Termination Or Change-in-Control.”

Outstanding Equity Awards at Fiscal Year-End.

The following table shows for the fiscal year ended December 31, 2006, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers. We did not grant stock awards in the fiscal year ended December 31, 2006.

Outstanding Equity Awards At December 31, 2006

	Option Awards
	Number of	Number of
	Securities	Securities	Equity Incentive Plan
	Underlying	Underlying	Awards: Number of
	Unexercised	Unexercised	Securities Underlying	Option
	Options	Options	Unexercised Unearned	Exercise	Option
	(#)	(#)	Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date

Barry D. Quart, Pharm.D		400,000		$3.90	12/21/16
Denis Hickey	10,000			3.90	12/21/16
Zhi Hong, Ph.D.		280,000		3.90	12/21/16
Kimberly J. Manhard		175,000		3.90	12/21/16

Option Exercises and Stock Vested

No Named Executive Officer exercised stock options or held stock awards during the fiscal year ended December 31, 2006.

Post-Employment Compensation — Pension Benefits.

No Named Executive Officer participated in any plan that provided for payment or other benefits at, following or in connection with retirement in the fiscal year ended December 31, 2006.

Deferred Compensation — Nonqualified Deferred Compensation for Fiscal 2006

No Named Executive Officer participated in any defined contribution or other plan that provided for the deferral of compensation on a basis that is not tax-qualified in the fiscal year ended December 31, 2006.

Potential Payments Upon Termination or Change-in-Control

Pursuant to our 2000 Equity Incentive Plan and the 2004 Stock Incentive Plan, in the event of a sale or disposition of substantially all of our securities or assets, a merger with or into another corporation or a consolidation or other change of control transaction involving us, the stock awards held by our current executive officers will vest and become immediately exercisable as to half of the otherwise unvested shares underlying those awards, and any remaining unvested shares underlying those stock awards will vest in full should either of the following events occur within 13 months after the transaction: the executive officer’s employment is involuntarily terminated without cause or he or she voluntarily resigns for good reason.

On December 21, 2006, our Board of Directors approved an employment agreement with Dr. Barry Quart, our President and Chief Executive Officer and member of our Board of Directors. The employment agreement became effective on December 21, 2006 prior to the execution of the Purchase Agreement with Valeant. Dr. Quart received a signing bonus of $250,000 and an initial annual base salary of $350,000. Dr. Quart will be entitled to a target bonus of up to 40% of his base salary, our standard benefits, and reimbursement of reasonable, ordinary and necessary business expenses. He is also entitled to a lump sum severance payment equal to one year’s base salary and target bonus and certain health care benefits in the event he is terminated without cause or resigns for good reason. Currently, this represents an aggregate severance amount of $490,000, plus health care benefits valued at $16,200. Dr. Quart’s agreement provides for the grant to Dr. Quart of an option to purchase 400,000 shares of our common stock. Consistent with a prior agreement we had with Dr. Quart, the option was granted on December 21, 2006 under a separate stock option agreement under our stock option plan. The option has an exercise price of $3.90, which was the closing sales price of our common stock on the date of grant, the day before the announcement of the transaction with Valeant. Of the shares underlying the option, 12.5% vest and become exercisable on June 21, 2007, and 12.5% vest and become exercisable on December 21, 2007. The remaining shares vest in equal monthly installments over the following three years.

On December 21, 2006, our Board of Directors approved an employment agreement with Dr. Zhi Hong, our Executive Vice President of Research and Chief Scientific Officer effective December 21, 2006. Dr. Hong received a signing bonus of $150,000 and an initial annual base salary of $280,000. Dr. Hong will be entitled to an annual target bonus of up to 40% of his base salary, our standard benefits, and reimbursement of reasonable, ordinary and necessary business expenses. He is also entitled to a lump sum severance payment equal to one year’s base salary and target bonus and certain health care benefits in the event he is terminated without cause or resigns for good reason. Currently, this represents an aggregate severance amount of $392,000, plus health care benefits valued at $12,340. The agreement provides for the grant to Dr. Hong of an option to purchase of 280,000 shares of our common stock. The option was granted on December 21, 2006 under a separate stock option agreement under our stock option plan. The option has an exercise price of $3.90, which was the closing sales price of our common stock on the date of grant, the day before the announcement of the transaction with Valeant. Of the shares underlying the option, 25% vest and become exercisable on December 21, 2007. The remaining shares vest in equal monthly installments over the following three years. In the event Dr. Hong voluntarily resigns his employment with us in early April 2007 as we anticipate, he will not receive any severance or other post-employment benefits from us and his option to purchase 280,000 shares of our common stock will be terminated.

On December 21, 2006, our Board of Directors approved an employment agreement with Kimberly J. Manhard, our Senior Vice President of Regulatory Affairs and Operations, effective December 21, 2006. Ms. Manhard received a signing bonus of $50,000 and an initial annual base salary of $250,000. Ms. Manhard will be entitled to an annual target bonus of up to 30% of her base salary, our standard benefits, and reimbursement of reasonable, ordinary and necessary business expenses. The agreement provides for the grant to Ms. Manhard of an option to purchase 175,000 shares of our common stock. The option was granted on December 21, 2006 under a separate stock option agreement under our stock option plan. The option has an exercise price of $3.90, which was the closing sales price of our common stock on the date of grant, the day before the announcement of the transaction with Valeant. Of the shares underlying the option, 25% vest and become exercisable on December 21, 2007. The remaining shares vest in equal monthly installments over the following three years. Ms. Manhard is also entitled to participate in our Senior Executive Severance Benefit Plan, which generally provides for a continuation of her base salary and health benefits for a period of nine months plus one month for each year of service in excess of two years, up to a maximum of 15 months, in the event her employment is terminated without cause or constructive terminated. Currently this represents an aggregate amount of $199,600..

Director Compensation

The following table shows for the fiscal year ended December 31, 2006 certain information with respect to the compensation of all our non-employee directors:

Director Compensation for Fiscal 2006

	Fees Earned
	or Paid	Option
Name	in Cash	Awards	Total
	($)	($) (1)	($)

Henry J. Fuchs, M.D.	$20,000	$6,921	$26,921
Jack S. Remington, M.D.	20,000	6,921	26,921
Kevin C. Tang	20,000	6,921	26,921

(1)	See footnote 10 to our financial statements included in this annual report for a discussion of the valuation of stock options under SFAS 123 (R).

Compensation Committee Interlocks and Insider Participation

We do not currently have a standing Compensation Committee. In 2006, our Board of Directors conducted all reviews and made all decisions concerning executive officer compensation. None of our executive officers serves on the Board of Directors or compensation committee of any company where any of our Board Members is an executive officer.

Compensation Committee Report

We do not currently have a Compensation Committee. In the absence of the Compensation Committee, our full Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Annual Report on Form 10-K. Based on this review and discussion, the Board of Directors has recommended that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

/s/  BARRY D. QUART, PHARM.D.

Barry D. Quart, Pharm.D.

/s/  HENRY J. FUCHS, M.D.

Henry J. Fuchs, M.D.

/s/  JACK S. REMINGTON, M.D.

Jack S. Remington, M.D.

/s/  KEVIN C. TANG

Kevin C. Tang

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shares Available for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2006.

			Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-average	for Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding
	Warrants and	Warrants and	Securities Reflected
	Rights(a)	Rights(b)	in Column (a))

Equity compensation plans approved by security holders
2000 Employee Stock Purchase Plan	283,334	$7.41	—
2004 Stock Incentive Plan	1,062,500	$8.94	2,227,337
Equity compensation plans not approved by security holders
2002 Non-Officer Equity Incentive Plan	—	$4.70	56,250

Total	1,345,834	$5.45	2,283,587

(1)	Generally, on each December 31, the 2000 Employee Stock Purchase Plan share reserve will increase automatically by the lesser of (i) 1% of the outstanding Common Stock, (ii) 41,666 shares, or (iii) a lesser amount determined by the Board. However, this plan was suspended in March 2003, and consequently there are currently no securities reserved for issuance under this plan.

(2)	The number of shares of common stock reserved for issuance under the 2004 Stock Incentive Plan will automatically increase on the first trading day in January each calendar year, beginning in calendar year 2005, by an amount equal to five percent of the sum of the following share numbers, calculated as of the last trading day in December of the immediately preceding calendar year: (i) the total number of shares of our common stock outstanding on that date and (ii) the number of shares of common stock into which the outstanding shares of our preferred stock are convertible on that date. In no event will any such annual increase exceed 2,000,000 shares. Accordingly, the number of shares available for issuance increased by 547,027 from the number shown in the table above, on January 3, 2006.

The following is a brief summary of material features of the 2002 Non-Officer Equity Incentive Plan, which was adopted without stockholder approval:

2002 Non-Officer Equity Incentive Plan

General.  Our 2002 Non-Officer Equity Incentive Plan (the “Non-Officer Equity Plan”) provides for stock awards, including grants of nonstatutory stock options, stock bonuses or rights to acquire restricted stock, to employees and consultants who are not our executive officers . Executive officers not previously employed by us may also be granted stock awards as an inducement to their entering into an employment agreement with us. An aggregate of 283,334 shares of common stock have been authorized for issuance under the Non-Officer Equity Plan. As of December 31, 2006, there were 283,334 outstanding options to purchase common stock and no options to purchase shares of common stock remained available for future grant. There were no options to purchase shares of common stock exercised since inception of the plan. The exercise price per share of options granted under the Non-Officer Equity Plan may not be less than 85% of the fair market value of our common stock on the date of the grant. Options granted under the Non-Officer Equity Plan have a maximum term of ten years and typically vest over a four-year period. Options may be exercised prior to vesting, subject to repurchase rights in favor of us that expire over the vesting period. Shares issued under a stock bonus award may be issued in exchange for past services performed for us and may be subject to vesting and a share repurchase option in favor of us. Shares issued pursuant to restricted stock awards may not be purchased for less than 85% of the fair market value of our common stock on the date of grant. Shares issued pursuant to restricted stock awards may be subject to vesting and a repurchase option in our favor.

Adjustment Provisions.  Transactions not involving receipt of consideration by us, such as a merger, consolidation, reorganization, stock dividend, or stock split, may change the type(s), class(es) and number of shares of common stock subject to the Non-Officer Equity Plan and outstanding awards. In that event, the Non-Officer Equity Plan will be appropriately adjusted as to the type(s), class(es) and the maximum number of shares of common stock subject to the Non-Officer Equity Plan, and outstanding awards will be adjusted as to the type(s), class(es), number of shares and price per share of common stock subject to such awards.

Effect of Certain Corporate Transactions.  In the event of (i) the sale, lease or other disposition of all or substantially all of the assets of us, (ii) a merger, consolidation or similar transactions in which our pre-corporate transaction stockholders do not hold securities representing a majority of voting power in the surviving corporation, or (iii) an acquisition, other than by virtue of a merger, consolidation or similar transaction, by any person, entity or group of our securities representing at least fifty percent (50%) of the combined voting power of our then outstanding securities (each, a “corporate transaction”), the surviving or acquiring corporation may continue or assume awards outstanding under the Non-Officer Equity Plan or may substitute similar awards.

If any surviving or acquiring corporation does not assume such awards or substitute similar awards, then with respect to awards held by participants whose service with us has not terminated as of the effective date of the transaction, the vesting of such awards will be accelerated in full, any reacquisition or repurchase rights held by us shall lapse, and the awards will terminate if not exercised (if applicable) at or prior to such effective date. With respect to any other awards, the vesting of such awards will not accelerate and the awards will terminate if not exercised (if applicable) at or prior to such effective date.

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

Security Ownership Of
Certain Beneficial Owners And Management

The following table sets forth certain information regarding the ownership of our common stock by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of its common stock. Except as indicated below, all information is as of February 15, 2007. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total

Kevin C. Tang(2)	3,340,296	31.09%
Tang Capital Partners, L.P.(3) 4401 Eastgate Mall San Diego, CA 92121	3,014,913	28.23%
Entities affiliated with Baker Biotech Funds(4) 667 Madison Avenue, 17th Floor, New York, NY 10021	2,926,610	27.77%
Entities affiliated with Andreeff Equity Advisors, L.L.C.(5) 450 Laurel Street Suite 2105 Baton Rouge, Louisiana 70801	1,203,848	12.84%
Deutsche Bank AG Taunusanlage 12 D-60325 Frankfurt am Main Federal Republic of Germany	897,642	9.57%
Henry J. Fuchs, M.D.(6)	385,000	3.94%
Jack S. Remington, M.D.(7)	68,334	*
Denis Hickey(8)	14,200	*
Barry D. Quart, Pharm.D.	0	0%
Zhi Hong, Ph.D.	0	0%
Kimberly J. Manhard	0	0%
All executive officers and directors as a group (7 persons)(9)	3,729,100	33.54%

*	Less than one percent of the outstanding common shares.

(1)	Unless otherwise indicated, the principal address of each of the stockholders named in this table is: c/o Ardea Biosciences, Inc., 2131 Palomar Airport Road, Suite 300, Carlsbad, California 92011. Applicable percentages are based on 9,376,799 shares outstanding on February 15, 2007. Shares of common stock that (a) may be issued upon the conversion of Series A preferred stock, (b) may be issued upon the exercise of warrants and (c) are subject to options to purchase common stock which are currently exercisable or which will become exercisable within 60 days after February 15, 2007 are deemed outstanding for purposes of computing the percentage of the person or group holding such convertible stock, warrants or options, but are not deemed outstanding for computing the percentage of any other person or group.

(2)	Includes 3,014,913 shares owned of record or acquirable by Tang Capital Partners, L.P., for which Tang Capital Management, L.L.C., of which Mr. Tang serves as Managing Director, serves as General Partner. Mr. Tang shares voting and dispositive power over such shares with Tang Capital Management, L.L.C. and Tang Capital Partners, L.P. Also includes 15,089 shares owned of record by Mr. Tang and 65,000 shares that Mr. Tang can acquire within 60 days of February 15, 2007 through the exercise of 51,111 vested stock options and the early exercise of 13,889 unvested stock options that are subject to early exercise. In the event that Mr. Tang early exercises his unvested stock options, the shares purchased would be subject to a right of repurchase by the

Company. With respect to the remaining 245,294 shares that Mr. Tang may be deemed to beneficially own, Mr. Tang has shared voting and dispositive power over 129,242 shares, shared dispositive power and no voting power over 49,000 shares and sole voting and dispositive power over 67,052 shares. Mr. Tang disclaims beneficial ownership of all of the shares reflected herein except to the extent of his pecuniary interest therein.

(3)	Includes 1,712,451 shares held by Tang Capital Partners, L.P. and 1,302,462 shares that Tang Capital Partners, L.P. has a right to acquire upon exercise of warrants and conversion of Series A preferred stock it holds. Tang Capital Partners, L.P. shares voting and dispositive power over such shares with Tang Capital Management, L.L.C. and Kevin C. Tang.

(4)	Information is based upon the Schedule 13D/A filed by Baker/Tisch Investments on February 2, 2007. Comprises (i) 15,373 shares of common stock and 63,134 shares of common stock that may be issued upon the conversion of Series A preferred stock and the exercise of warrants held by Baker/Tisch Investments, L.P., a limited partnership of which the sole general partner is Baker/Tisch Capital L.P., a limited partnership of which the sole general partner is Baker/Tisch Capital (GP), LLC; (ii) 48,567 shares of common stock and 42,770 shares of common stock that may be issued upon the conversion of Series A preferred stock and the exercise of warrants held by Baker Bros. Investments, L.P., a limited partnership of which the sole general partner is Baker Bros. Capital L.P., a limited partnership of which the sole general partner is Baker Bros. Capital (GP), LLC; (iii) 54,600 shares of common stock and 50,650 shares of common stock that may be issued upon the conversion of Series A preferred stock and the exercise of warrants held by Baker Bros. Investments II, L.P., a limited partnership of which the sole general partner is Baker Bros. Capital L.P., a limited partnership of which the sole general partner is Baker Bros. Capital (GP), LLC; (iv) 625,286 shares of common stock and 474,521 shares of common stock that may be issued upon the conversion of Series A preferred stock and the exercise of warrants held by held by Baker Biotech Fund I, L.P., a limited partnership of which the sole general partner is Baker Biotech Capital, L.P., a limited partnership of which the sole general partner is Baker Biotech Capital (GP), LLC; (v) 1,000,989 shares of common stock and 531,580 shares of common stock that may be issued upon the conversion of Series A preferred stock and the exercise of warrants held by Baker Brothers Life Sciences, L.P., a limited partnership of which the sole general partner is Baker Brothers Life Sciences Capital, L.P., a limited partnership of which the sole general partner is Baker Brothers Life Sciences Capital (GP), LLC; (vi) 19,140 shares held by 14159, L.P., a limited partnership of which the sole general partner is 14159 Capital, L.P., a limited partnership of which the sole general partner is 14159 Capital (GP), LLC. Felix Baker and Julian Baker are the controlling members of Baker/Tisch Capital (GP), LLC, Baker Bros. Capital (GP), LLC, Baker Biotech Capital (GP), LLC, Baker Brothers Life Sciences Capital (GP), LLC, and 14159 Capital (GP), LLC.

(5)	Includes shares held of record by Andreeff Equity Advisors, L.L.C., which shares beneficial ownership with the following affiliates of Andreeff Equity Advisors, L.L.C.: Maple Leaf Capital I, L.L.C., Maple Leaf Offshore, Ltd., Maple Leaf Partners, L.P., Maple Leaf Partners I, L.P. and Dane Andreeff. Dane Andreeff is the Managing Member of Andreeff Equity Advisors, L.L.C.

(6)	Includes 332,916 shares issuable upon exercise of options that are vested or will become vested within 60 days of February 15, 2007. The remaining 52,084 shares may be issued upon early exercise, but will be subject to repurchase by the Company until the options to purchase such shares have vested.

(7)	Includes 55,000 shares issuable upon exercise of options that are vested or will become vested within 60 days of February 15, 2007. The remaining 13,334 shares may be issued upon early exercise, but will be subject to repurchase by the Company until the options to purchase such shares have vested.

(8)	Includes 10,000 shares issuable upon exercise of options that are exercisable or will become exercisable within 60 days of February 15, 2007.

(9)	Includes 438,188 shares issuable upon exercise of options that are exercisable or will become exercisable within 60 days of February 15, 2007 and 1,302,462 shares of common stock issuable upon exercise of warrants and conversion of Series A preferred stock held by Tang Capital Partners.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Person Transactions Policy and Procedures

Our Board of Directors is responsible for the review, consideration and approval or ratification of “related-persons transactions.” Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not considered related person transactions for these purposes. A related person is any of our executive officers or directors or any stockholder holding more than 5% or more of our outstanding voting stock, including any of their immediate family members, and any entity owned or controlled by such persons.

Certain Related-Person Transactions

We have entered into an indemnification agreement with Hickey & Hill, which provides, among other things, that we will indemnify Hickey & Hill, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which it is or may be made a party by reason of it’s service as our consultant, and otherwise to the fullest extent permitted under Delaware law and our bylaws.

On June 20, 2005, we entered into a one year services agreement with Hickey & Hill (the “Services Agreement”), pursuant to which Hickey & Hill was engaged to provide us with administrative and financial consulting services, and Denis Hickey was appointed as our Chief Executive Officer and Chief Financial Officer. However, the Services Agreement may be terminated earlier by us upon 30 days written notice to Hickey & Hill, and Hickey & Hill may terminate the agreement upon 90 days written notice to us. On June 30, 2006, and in subsequent Amendments 2 and 3 to that agreement, the Board extended the contract for another year, increased the monthly rate to $13,200, approved a yearly bonus payable in April of 2007, and revised a provision for overtime hours related to out-of-the-ordinary events such as the acquisition of Valeant assets.

On December 20, 2006, our Board of Directors accepted the resignation of Denis Hickey of Hickey & Hill from his position as our Chief Executive Officer. Mr. Hickey will continue to serve as our Chief Financial Officer. On December 21, 2006, the day before the announcement of the transaction with Valeant, we granted Mr. Hickey an option to purchase 10,000 shares of our common stock. The option was granted under a separate stock option agreement under our stock option plan. The option has an exercise price of $3.90, which was the closing sales price of our common stock on the date of grant. The option is fully vested at grant.

In addition, see the Section entitled “Potential Payments Upon Termination or Change-In-Control” in Part III, Item 10 hereof for certain information regarding employment agreements between us and various of our executive officers.

Director Independence

We are not currently listed on the Nasdaq Stock Market (“Nasdaq”) or on the New York Stock Exchange. For purposes of determining whether members of our Board of Directors are independent, our Board of Directors has elected to use the independence standards set forth by Nasdaq for the Nasdaq Global Market. Our Board of Directors consults with our outside counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and us, our senior management and its independent auditors, the Board has affirmatively determined that the following two directors are independent directors within the meaning of the applicable Nasdaq listing standards: Dr. Remington and Mr. Tang. In making this determination, the Board found that none of the above directors had a material or other disqualifying relationship with us. Drs. Quart and Fuchs are not independent under the Nasdaq rules by virtue of their current or former employment with us.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

During the fiscal year ended December 31, 2006, our Board of Directors, acting in the place of the Audit Committee, reviewed and approved all audit and non-audit service engagements, after giving consideration as to whether the provision of such services was compatible with maintaining Stonefield Josephson Inc.’s independence.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2005 and December 31, 2006, by Stonefield Josephson, our principal accountant.

	Fiscal Year Ended
	2006	2005

Audit fees	125,823	123,000
Audit-related fees
Tax fees		3,200
All other fees		2,688

	$125,823	$128,888

During the fiscal year ended December 31, 2006, 0.0% of the total hours expended on our financial audit by Stonefield Josephson, Inc. were provided by persons other than Stonefield Josephson’s full-time permanent employees.

Pre-Approval Policies and Procedures.

Our Board of Directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, Stonefield Josephson. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Board of Directors’ approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Board of Directors’ members, but the decision must be reported to the full Board of Directors at its next scheduled meeting.

Our Board of Directors, acting in the place of the Audit Committee, has determined that the rendering of the services other than audit services by Stonefield Josephson is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The Financial Statements and Report of Independent Registered Public Accounting Firm are included in a separate section of this Annual Report on Form 10-K. See index to Financial Statements at Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements and the related notes. See index to consolidated financial statements at Item 8 of this Annual Report on Form 10-K.

3. Exhibit Index

See Exhibit Index on page 77 of this Annual Report on Form 10-K.

(b) Exhibits

See Exhibit Index on page 77 of this Annual Report on Form 10-K.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April 2007.

ARDEA BIOSCIENCES, INC.

By:	/s/ BARRY D. QUART, PHARM.D.
Barry D. Quart, Pharm.D.
Chief Executive Officer

By:	/s/ DENIS HICKEY
Denis Hickey
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry D. Quart, Pharm.D. and Christopher W. Krueger, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY D. QUART, PHARM.D. Barry D. Quart, Pharm.D.	Chief Executive Officer (Principal Executive Officer)	April 2, 2007

/s/ DENIS HICKEY Denis Hickey	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/s/ HENRY J. FUCHS, M.D. Henry J. Fuchs, M.D.	Director	April 2, 2007

/s/ JACK S. REMINGTON, M.D. Jack S. Remington, M.D.	Director	April 2, 2007

/s/ KEVIN C. TANG Kevin C. Tang	Director	April 2, 2007

EXHIBIT INDEX

Exhibit		Document Description

2	.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006.(21)
3.1		Certificate of Amendment of Amended and Restated Certificate of Incorporation; and Amended and Restated Certificate of Incorporation.(12)
3.2		Amended and Restated Bylaws.(16)
3.3		Certificate of Amendment to Amended and Restated Certificate of Incorporation.(15)
3.4		Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.(15)
3.5		Certificate of Ownership and Merger filed with the Delaware Secretary of State December 21, 2006. (20)
4.1		Amended and Restated Investor Rights Agreement dated October 15, 1999.(1)
4.2		Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(3)
4.3		Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(8)
4.4		Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(10)
4.5		Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(10)
4.6		Form of Common Stock and Warrant Purchase Agreement, dated October 6, 2003.(11)
4.7		Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003.(11)
10.1		Form of Indemnity Agreement.(1)
10.2		Amended and Restated 1995 Stock Option Plan, as amended on November 16, 2002.(7)(9)
10.3		Amended and Restated Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement.(1)(7)
10.4		2000 Equity Incentive Plan, as amended on February 11, 2003.(7)(9)
10.5		2000 Employee Stock Purchase Plan and related documents.(1)(7)
10.6		Senior Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(5)(7)
10.7		Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(5)(7)
10.8		Summary of Officer Incentive Bonus Plan.(2)(7)
10	.9††	Release Agreement by and between the Company and Diversa Corporation dated July 27, 2001, including Warrant to Purchase Common Stock of the Company and Registration Rights Agreement.(4)
10.10		2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003.(7)(9)
10.11		Lease Termination Agreement by and between the Company and EOP-Shoreline Technology Park, L.L.C., dated November 22, 2002, including Common Stock Purchase Agreement.(6)
10.12		Amendment and Assignment of Lease, Release and Assumption Agreement by and among the Company, PolyFuel, Inc. and 1245 Terra Bella Partners, LLC, dated December 20, 2002, including Purchase Common Stock of the Company dated December 31, 2002.(9)
10.13		Common Stock and Warrant Purchase Agreement, dated October 6, 2003 (the “Purchase Agreement”) by and among the Company and each Investor as defined therein.(11)
10.14		Form of warrant issued by the Company in favor of each Investor, as defined in the Purchase Agreement.(11)
10.15		2004 Stock Incentive Plan.(7)
10.16		Services Agreement between the Company and Hickey & Hill.(7)(17)

Exhibit		Document Description

10.17		Amendment to Services Agreement, between the Company and Hickey & Hill, Inc.(18)
10.18		Third Amendment to Services Agreement, dated as of November 1, 2006, by and between IntraBiotics Pharmaceuticals, Inc. and Hickey & Hill, Inc.(19)
10	.19†	Master Services Agreement with Valeant Research & Development dated December 21, 2006.(20)
10.20		Noncompetition Agreement with Valeant Research & Development dated December 21, 2006.(20)
10	.21†	Lease Agreement with Valeant Pharmaceuticals North America dated December 21, 2006.(20)
10.22		Employment Agreement with Barry Quart, Pharm.D.(7)(20)
10.23		Employment Agreement with Zhi Hong.(7)(20)
10.24		Employment Agreement with Kimberly J Manhard.(7)(20)
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included in the signature page to this Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

†	We have applied for confidential treatment of certain provisions of this exhibit with the Securities and Exchange Commission. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment.

††	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(2)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on August 14, 2001.

(3)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(4)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-89840) filed with the Securities and Exchange Commission on June 5, 2002.

(5)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 14, 2002.

(6)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on November 27, 2002.

(7)	Management contract or compensatory plan, contract or arrangement.

(8)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29993) filed with the Securities and Exchange Commission on March 3, 2003.

(9)	Incorporated by reference to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(10)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 14, 2003.

(11)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on October 9, 2003.

(12)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 12, 2003.

(14)	Incorporated by reference to our Form 8-K/A (File No. 000-29993) filed with the Securities and Exchange Commission on November 18, 2004.

(15)	Incorporated by reference to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 10, 2005.

(16)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 12, 2005.

(17)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on July 21, 2005.

(18)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on June 29, 2006.

(19)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 7, 2006.

(20)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.