Form 10-Q
period 2007-03-31
Ardea Biosciences, Inc./DE
filed 2007-05-08
CIK 1103390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
Or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 0-29993
ARDEA BIOSCIENCES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-3200380
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
2131 Palomar Airport Road, Suite 300
Carlsbad, CA 92011
Registrant’s telephone number including area code:
(760) 602-8422
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐
No ☑
There were 9,376,799 shares of the Registrant’s common stock, par value $0.001, outstanding as of March 31, 2007.

ARDEA BIOSCIENCES, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,908	$14,779
Short-term investments	35,390	33,890
Prepaid expenses and other current assets	1,666	845

Total current assets	46,964	49,514
Property and equipment, net	695	726

Total assets	$47,659	$50,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,029	$234
Accrued clinical liabilities	4	4
Accrued employee liabilities	244	—
Other accrued liabilities	521	938

Total current liabilities	1,798	1,176

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; 300 shares outstanding and $3,000 aggregate liquidation preference at March 31, 2007 and December 31, 2006	1,634	1,634
Common stock, $0.001 par value: 70,000,000 shares authorized at March 31, 2007 and December 31, 2006; 9,376,799 and 9,362,191 shares outstanding at March 31, 2007 and December 31, 2006, respectively	9	9
Additional paid-in capital	283,823	283,594
Accumulated other comprehensive income	1	4
Accumulated deficit	(239,606)	(236,177)

Total stockholders’ equity	45,861	49,064

Total liabilities and stockholders’ equity	$47,659	$50,240

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$893	$—

Operating expenses:
Research and development (includes non-cash stock- based compensation of $28 and $0, respectively)	$3,513	7
General and administrative (includes non-cash stock- based compensation of $141 and $135, respectively)	1,544	660

Total operating expenses	5,057	667

Operating loss	(4,164)	(667)
Interest income	611	518
Other income (expense), net	184	(1)

Net loss	(3,369)	(150)
Non-cash dividends on Series A preferred stock	(60)	(60)

Net loss applicable to common stockholders	$(3,429)	$(210)

Basic and diluted net loss per share applicable to common stockholders	$(0.37)	$(0.02)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	9,373	9,298

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net loss	$(3,369)	$(150)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	169	135
Depreciation and amortization	58	—
Gain on disposal of property and equipment	(184)	—
Change in assets and liabilities:
Prepaid expenses and other current assets	(821)	83
Other assets	—	—
Accounts payable	795	(2)
Accrued clinical liabilities	—	(91)
Accrued employee liabilities	244	—
Other accrued liabilities	(417)	(51)

Net cash used in operating activities	(3,525)	(76)

Investing activities
Capital expenditures	(27)	—
Proceeds from sale of property and equipment	184	—
Purchase of short-term investments	(35,496)	(59,712)
Proceeds from sale or maturity of short-term investments	33,993	57,730

Net cash used in investing activities	(1,346)	(1,982)

Net decrease in cash and cash equivalents	(4,871)	(2,058)
Cash and cash equivalents at beginning of the period	14,779	2,772

Cash and cash equivalents at end of the period	$9,908	$714

Supplemental disclosure of non-cash information:
Issuance of common stock dividend on Series A preferred stock	$(60)	$(60)

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying condensed financial statements are unaudited and have been prepared by Ardea Biosciences, Inc. (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.
     Certain information and footnote disclosures normally included in the Company’s annual audited financial statements (as required by accounting principles generally accepted in the United States) have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting entirely of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 31, 2007, the results of its operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006.
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007. The condensed balance sheet as of December 31, 2006 is derived from such audited financial statements.
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
Note 2. Stock-Based Compensation
   Stock Plans
     The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) was adopted in May 2004, and replaced the 2000 Equity Incentive Plan (the “2000 Plan”), which in turn had replaced the 1995 Incentive Stock Plan (the “1995 Plan”) collectively the “Predecessor Plans”). The termination of the Predecessor Plans had no effect on the options that were granted thereunder. The terms of awards granted under the Predecessor Plans were substantially similar to those granted under the 2004 Plan. The 2004 Plan allows for the granting of options to purchase stock, stock bonuses and rights to acquire restricted stock of up to 2,050,000 shares of common stock to employees, consultants, and directors. The number of shares of common stock available for issuance under the 2004 Plan shall automatically increase on the first trading day of January each calendar year during the term of the 2004 Plan, beginning with calendar year 2005. The shares available for issuance under the 2004 Plan were increased by 543,302 on January 1, 2006, and 547,027 on January 1, 2007. All options granted under the 2004 Plan must have exercise prices equal to the fair market value of the common stock on the option grant date, and are to have a term not greater than 10 years from the grant date. Options granted under the 2004 Plan vest ratably over periods ranging from 3 months to six years. Options granted under the Predecessor Plans vest ratably over periods ranging from 18 months to six years.
     The 2002 Non-Officer Equity Incentive Plan (the “2002 Plan”) was adopted in August 2002 and allows for the granting of stock awards, stock bonuses and rights to acquire restricted stock of up to 56,250 shares of common stock to employees of the Company who are not officers, to executive officers not previously employed by the Company as an inducement to entering into an employment contract with the Company, and to consultants of the Company. All options are to have a term not greater than 10 years from the grant date.

     To cover the exercise of vested options the Company issues new shares from its authorized but unissued share pool. As of March 31, 2007, there were 1,803,337 and 56,250 shares of common stock available for issuance (grant) under the 2004 Plan and the 2002 Plan, respectively.
     No cash proceeds were received from the sales of common stock under employee option plans for the three months ended March 31, 2007 or March 31, 2006. No income tax benefits were realized from the sales of common stock during the three months ended March 31, 2007. In accordance with SFAS 123 (R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
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
   Stock Compensation Expense
     Under SFAS 123(R), we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statement for the three months ended March 31, 2007 reflects the impact of SFAS 123(R). During the three months ended March 31, 2007 and 2006, the Company recognized $169,000 and $136,000, respectively, in compensation expense related to options granted to employees and directors. There were no tax benefits from share-based compensation since the Company has substantial tax loss carry forwards and sustained a loss to stockholders for the three months ended March 31, 2007. The impact of stock based compensation on both basic and diluted earnings per share for the three months ended March 31, 2007 was $0.02.
     At March 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $2.1 million, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 3.5 years for stock options and will be adjusted if necessary for forfeitures and cancellations.
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
     Expected Volatility — The Company’s expected volatility for the quarter ended March 31, 2007 is based on Company’s historical volatility.
     Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.

     Expected Dividend — The dividend yield reflects that the Company has not paid any dividends on common stock and has no intention to pay dividends on common stock in the foreseeable future.
     Estimated Forfeiture — Because of the cessation of operations from June of 2005 through December of 2006, the Company has no reliable information at this time to estimate forfeiture.
     In the three months ended March 31, 2007, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model using a dividend yield of 0% and the following weighted average assumptions:

Three Months Ended March 31,
2007
Risk-free interest rate	4.66%
Volatility	0.15
Dividend yield	0.00%
Expected life of option	6.1 years
Stock options for 734,000 shares were granted to employees during the three months ended March 31, 2007. There were no post-vesting restrictions.
Stock Options and Awards Activities
The following is a summary of the Company’s stock option activity under the stock option plans as of March 31, 2007 and related information:

	Outstanding Options
		Weighted Average		Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contract Life	Value (000’s)
Balance at December 31, 2006	1,345,834	$5.45	8.58	1,763,077
Granted	734,000	$4.63	9.76	437,740
Exercised
Forfeitures and cancellations

Balance at March 31, 2007	2,079,834	$5.16	8.67	$2,200,817

Vested and expected to Vest at March 31, 2007	2,079,834	$5.16	8.67	$2,200,817
Exercisable at March 31, 2007	444,583	$7.51	5.8	$608,827
     The weighted-average grant date fair value of options granted for the three months ended March 31, 2007 was $4.63. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.25 at March 31, 2007, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of March 31, 2007 was 270,834 shares. The aggregate intrinsic value of options exercised during the three month period ending March 31, 2007 was zero, since there were no options exercised.
     The exercise prices for options outstanding and exercisable as of March 31, 2007 and their weighted average remaining contractual lives were as follows:

	Options Outstanding			Options exercisable
		Weighted-Average	Weighted		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual Life	Exercise	Number of	Exercise
Prices	Shares	(years)	Price	Shares	Price
$2.76	203,334	3.76	2.76	203,334	$2.76
$3.50	37,500	8.87	3.50	37,500	$3.50
$3.90	865,000	9.73	3.90	10,000	$3.90
$4.08	20,000	7.76	4.08	20,000	$4.08
$4.24	424,000	9.76	4.24	—	$4.24
$5.20	190,000	9.96	5.20	—	$5.20
$5.10	120,000	9.96	5.10	—	$5.10
$13.06	100,000	7.1	13.06	70,833	$13.06
$13.93	40,000	7.2	13.93	36,666	$13.93
$16.49	80,000	6.84	16.49	66,250	$16.49

Totals	2,079,834	8.67	5.16	444,583	$7.51

Note 3. Comprehensive Income (Loss)
The components of comprehensive loss in each period presented are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net loss	$(3,369)	$(150)
Unrealized gain (loss) on available-for-sale securities	(3)	16

Comprehensive loss	$(3,372)	$(134)

Note 4. Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” and is calculated using the weighted-average number of shares of common stock outstanding during the period. Net profit or loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). As the Company’s potentially dilutive securities were anti-dilutive for all “loss” periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders for those loss periods. Potentially dilutive shares used to compute 2007 first quarter basic and diluted net income per share were calculated using the net exercise method. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net income (loss) per share applicable to common stockholders was 3,941,027 and 2,436,535 for the three months ended March 31, 2007 and 2006.
Note 5. Stockholders’ Equity
     The Company’s quotation for its common stock appears in the “Pink Sheets” under the trading symbol “ARDC.”
     In January 2007, the Company issued 14,608 shares of common stock in connection with dividends payable to holders of preferred stock on December 31, 2006.
Note 6. Acquisition
     On December 21, 2006, the Company acquired intellectual property and other assets related to three distinct pharmaceutical research and development programs from Valeant, hired a new senior management team, including Barry D. Quart, Pharm.D., who replaced Denis Hickey as Chief Executive Officer, and changed its name from IntraBiotics Pharmaceuticals, Inc. to Ardea

Biosciences, Inc. With these developments, the Company is pursuing pharmaceutical research and development focused on the development of novel treatments for viral diseases, cancer and inflammatory diseases. The Company is providing research services to Valeant in connection with a preclinical program in the field of neuropharmacology pursuant to a services agreement with Valeant. This agreement, which has a two-year term subject to Valeant’s option to terminate the agreement after the first year, provides that the Company will receive quarterly payments totaling up to $3.5 million per year and up to $1.0 million in milestone payments.
     Under the Asset Purchase Agreement with Valeant, the Company is also obligated to make development-based milestone payments and sales-based royalty payments to Valeant. There is one set of milestones for the 800 and 900 Series Programs and a separate set of milestones for the 100 Series Program (see ITEM 2, “Recent Developments” for discussion of these programs). Assuming the successful commercialization of a product incorporating a compound from the 800 Series Program or the 900 Series Program, the milestone payments for these two programs combined could total $25 million. For the 100 Series Program, milestone payments could total $17 million, assuming the successful commercialization of a product from that program. For each program, milestones are paid only once regardless of how many compounds are developed or commercialized. In each program, the first milestone payment would be due after the completion of a proof-of-concept clinical study in patients, and more than half of the total milestone payments would be due after regulatory approval. The royalty rates on all products are in the mid-single digits.
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
     These assets were acquired without upfront consideration. Therefore, the fair value of the assets acquired exceeded the cost of upfront consideration paid. The excess of $4.6 million (net of transaction costs) was allocated in its entirety as reductions to the amounts initially assigned to the acquired non-current assets pursuant to paragraph 44 of Statement of Financial Accounting Standards No. 141 (SFAS 141).
Note 7. Commitments and contingencies
     As discussed in footnote 6, under the Asset Purchase Agreement with Valeant, the Company is obligated to make development-based milestone payments and sales-based royalty payments to Valeant. The contingent liability of up to $42 million in milestone payments for the 800, 900 and 100 Series Programs was considered a liability in the ordinary course of business, to be recorded when the contingency is resolved and consideration is issued or becomes assumable.
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
     The Company recently entered into a lease for 2,900 square feet of space in Carlsbad, California, at a monthly rent approximating $3,000 after sublease income. This facility houses the Company’s corporate offices.
Note 8. Legal Proceedings
     Currently, we are not a party to any pending legal proceedings and are not aware of any proceeding against us contemplated by any governmental authority.
Note 9. Recent Accounting Pronouncements
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

•	In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and results of operations.

•	In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not anticipate that this SAB will have any material impact on our financial condition or results of operations.

•	In September, 2006, the FASB issued SFAS No 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. As we do not have defined benefit pensions or other postretirement plans, FAS 158 will have no impact on our financial statements or results of operations. In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position was adopted by the Company on January 1, 2007. The Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

•	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159, but does not expect adoption to have a material impact on its consolidated financial position, results of operations or cash flows.
Note 10. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.
     We file income tax returns in the U.S. federal jurisdiction and in California.
     Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. Our effective tax rate is zero because of current losses and tax carry forwards.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2006 included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Form 10-Q.

Overview and Business Strategy
     Ardea is focused on the development of small-molecule drugs that address large pharmaceutical markets. We plan to source these development candidates from both our internal drug discovery programs and our continued in-licensing efforts. Our initial therapeutic areas of focus are viral diseases, cancer and inflammatory diseases. We believe that we are well-positioned to create shareholder value through our development activities given our ability to achieve clinical proof-of-concept relatively quickly and cost-effectively in these disease areas. The Company currently is pursuing three development programs and has a goal of initiating clinical studies on three or more compounds this year. These development programs include the following:
•	800 Series Program. Our 800 Series Program is our lead program and is directed toward the discovery and development of non-nucleoside reverse transcriptase inhibitors (NNRTIs) for the potential treatment of HIV. The lead product candidate from this program is RDEA806. In vitro preclinical tests have shown RDEA806 to be a potent inhibitor of a wide range of HIV viral isolates, including isolates that are resistant to efavirenz (Sustiva®, Bristol-Myers Squibb), the most widely prescribed NNRTI, in addition to other currently available NNRTIs. Based on preclinical data, we anticipate that this compound could be amenable to a patient-friendly oral dosing regimen, may have limited pharmacokinetic interactions with other drugs, and may be readily co-formulated with other HIV antiviral drugs. We initiated a Phase I clinical study of RDEA806 in March 2007 and plan to report initial results from this study in the third quarter of 2007.

•	900 Series Program. Our 900 Series Program, which is in preclinical development, is also directed toward the discovery and development of NNRTIs for the potential treatment of HIV. The compounds in our 900 Series Program are from a chemical class that is distinct from the chemical class being investigated in our 800 Series Program. Based on early preclinical data, we believe that the compounds in our 900 Series Program may have the potential to share certain of the positive attributes of the compounds in our 800 Series Program, but also appear to have even greater activity against a wide range of drug-resistant viral isolates. We plan to select one or more development candidates from this program in the second quarter of 2007 and to initiate a clinical study in the fourth quarter of 2007.

•	100 Series Program. Our 100 Series Program, which is in preclinical development, is directed toward the discovery and development of small-molecule kinase inhibitors for the potential treatment of both cancer and inflammation. RDEA119 is our lead development candidate from our 100 Series Program. In vitro preclinical tests have shown RDEA119 to be a potent and selective inhibitor of mitogen-activated ERK kinase, or MEK, which is believed to play an important role in cancer cell proliferation, apoptosis and metastasis, as well as inflammatory cell signaling. In vivo preclinical tests have shown RDEA119 to have potent anti-tumor activity. In other preclinical tests, RDEA119 and one of our follow-on MEK inhibitors have been shown to have potent anti-inflammatory activity. Finally, preclinical data suggest that RDEA119 may have favorable pharmaceutical properties, including the potential for convenient oral dosing. We plan to initiate a Phase I clinical study of RDEA119 in the third quarter of 2007.
Market Opportunity
     We believe that there is a significant market opportunity for our products, should they be successfully developed, approved and commercialized.
     In 2005, the worldwide market for HIV antivirals was approximately $8.0 billion, according to IMS Health Incorporated. While the treatment of HIV has improved dramatically over the past decade, we believe that there remains a significant need for new treatments that are effective against drug-resistant virus, well-tolerated and convenient to take. We believe that our 800 and 900 Series NNRTIs have the potential to meet this market need.
     We also believe that there is a growing interest in the potential for targeted therapies, including kinase inhibitors, for the treatment of both cancer and inflammatory disease. In 2005, the worldwide market for targeted therapies for cancer was $7.5 billion, according to Datamonitor plc, and the worldwide market for targeted therapies for inflammatory diseases was more than $8.0 billion, according to IMS Health Incorporated. Given the role that MEK appears to play in cancer and inflammatory diseases and the increasing preference for oral therapies, we believe that RDEA119 and our follow-on MEK inhibitors, if successfully developed, approved and commercialized, could participate in these growing markets.

Company History
     We were incorporated in the State of Delaware in 1994. From our inception through May 5, 2005, we devoted substantially all of our efforts to the research and development of anti-microbial drugs and generated no product revenues. From the fourth quarter of 2002 until June 2004, we focused our attention on developing Iseganan, an anti-microbial peptide, for the prevention of ventilator-associated pneumonia, or VAP. In June 2004, we discontinued our clinical trial of Iseganan for the prevention of VAP following a recommendation of our independent data monitoring committee. Subsequently, we terminated the Iseganan development program, reduced our work force, and evaluated strategic alternatives, including potential mergers, acquisitions, in-licensing opportunities and liquidation.
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
     From June 15, 2005 until December 21, 2006, Denis Hickey handled the administration of our affairs, while our Board of Directors and selected consultants searched for and evaluated strategic alternatives for our business. During that period, we evaluated several strategic alternatives in the biotechnology industry with the support of consultants, including Barry D. Quart, Pharm.D., our current President and Chief Executive Officer, and the active participation of our Board of Directors.
Transaction with Valeant
     On December 21, 2006, we acquired intellectual property and other assets related to three distinct pharmaceutical research and development programs (the 800 Series Program, the 900 Series Program, and the 100 Series Program) from Valeant Research & Development, Inc., or Valeant, pursuant to an Asset Purchase Agreement, hired a new senior management team, including Barry D. Quart, Pharm.D., who replaced Denis Hickey as Chief Executive Officer, and changed our name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc. With these developments, we are pursuing pharmaceutical research and development focused on novel treatments for viral diseases, cancer and inflammatory diseases, as discussed above.
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
     Valeant also has the right to exercise a one-time option to repurchase commercialization rights in territories outside the U.S. and Canada to our first NNRTI derived from the acquired intellectual property to advance to Phase III. If Valeant exercises this option, which it can do following the completion of Phase IIb but prior to the initiation of Phase III, the Company would be responsible for completing the Phase III studies and for the registration of the product in the U.S. and European Union. Valeant would pay us a $10.0 million option fee, up to $21.0 million in milestone payments based on regulatory approvals, and a mid-single-digit royalty on product sales in the Valeant territories.
     We also entered into a research services agreement with Valeant under which we will advance a preclinical program in the field of neuropharmacology on behalf of Valeant. Under the agreement, which has a two-year term subject to Valeant’s option to terminate the agreement after the first year, Valeant will pay us quarterly payments totaling up to $3.5 million per year to advance the program, and we are entitled to development-based milestone payments of up to $1.0 million. Valeant will own all intellectual property under this research program. We also entered into a lease agreement for space formerly held by Valeant.

     The assets we acquired from Valeant include equipment, intellectual property, contracts, permits, licenses and items necessary for us to pursue our three pharmaceutical research and development programs. The fixed assets we received from Valeant were valued at approximately $4.3 million, and goodwill and intangible assets were valued at approximately $800,000. For these assets, we paid no upfront consideration and assumed no liabilities except for liabilities under certain contracts related to the assets. Our costs for professional fees in connection with the transaction were approximately $500,000. Since the fair value of the assets acquired exceeded the cost of the upfront consideration paid, we initially recorded the excess of $4.6 million (net of transaction costs) as negative goodwill and then subsequently allocated this amount in its entirety to reduce the amounts initially assigned to the acquired non-current assets pursuant to paragraph 44 of Statement of Financial Accounting Standards No. 141 (SFAS 141). As a result, $500,000 of gross fixed assets associated with the transaction remains on our records. We also have a contingent liability of up to $42 million related to our obligations to make milestone payments for the 800, 900 and 100 Series Programs, to be recorded if and when the milestones become payable.
Financial Outlook
     On March 31, 2007, the Company had a total of $45.3 million in cash, cash equivalents, and short-term investments and recorded liabilities of $1.8 million. The Company continues to expect negative cash flow of between $16 million and $20 million for all of 2007, and to end 2007 with approximately $28 million to $32 million in cash, cash equivalents and short-term investments. We currently expect that our current cash resources will fund operations through 2008. Actual cash usage may vary as a result of costs associated with any strategic endeavors of the Company. There can be no assurance that such cash projections will be achieved, as actual expenditures and interest income may differ significantly from projected levels.
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

     Under SFAS 123(R), we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statement for the three months ended March 31, 2007 reflects the impact of SFAS 123(R). During the three months ended March 31, 2007 and 2006, the Company recognized $169,000 and $136,000, respectively, in compensation expense related to options granted to employees and directors. There were no tax benefits from share-based compensation since the Company has substantial tax loss carry forwards and sustained a loss to stockholders for the three months ended March 31, 2007. The impact of stock based compensation on both basic and diluted earnings per share for the three months ended March 31, 2007 was $0.02.
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
Results of Operations
Three Months Ended March 31, 2007 and 2006
     Research and Development
     Research and development expenses primarily include research and development payroll expense, drug substance expense, facilities costs and non-cash stock compensation charges. Research and development expenses were $3.5 million during the three months ended March 31, 2007 as compared to $7,000 for the three months ended March 31, 2006. The increase is due to the purchase of assets from Valeant Research and Development and resulting expenses reflecting ongoing operations, such as payroll ($1.3 million), facilities ($0.6 million), chemicals, supplies, and outside services ($1.4 million), and employee stock compensation ($28,000).
     General and Administrative
     General and administrative costs currently include payroll expense, outside contractors, legal and accounting fees, insurance, non-cash stock compensation charges, expenses associated with the evaluation of strategic options, and other general administrative expenses. General and administrative expenses were $1.5 million and $660,000, respectively, during the three months ended March 31, 2007 and 2006. The increase between the three-month periods is the result an increased level of spending due to our purchase of assets from Valeant and startup of operations, such as payroll ($478,000), professional and consulting ($100,000), patent costs associated with filing patents internationally ($151,000), and implementing new systems to accommodate the transactional load of the new organization ($250,000). Stock compensation expense was $141,000 and $135,000 during the three months ended March 31, 2007 and 2006, respectively.
     Interest Income
     Interest income was $611,000 and $518,000, respectively, during the three months ended March 31, 2007 and 2006. Interest income increased primarily because of higher average interest rates during 2007, offset somewhat by a decrease in cash balances in the first quarter of 2007.
     Loss Applicable to Common Stockholders
     Net loss applicable to common stockholders was $3.4 million and $210,000 during the three months ended March 31, 2007 and 2006, respectively. The difference in 2007 versus 2006 is primarily attributable to the substantial increase of research and development and general and administrative expenses as described above. Net loss applicable to common stockholders also includes the impact of Series A preferred stock dividends of $60,000 for the three months ended March 31, 2007 and 2006, respectively. Preferred stock dividends represent the 8% annual dividends payable quarterly in common stock to the holders of our Series A preferred stock.

Liquidity and Capital Resources
     As of March 31, 2007, we had total cash, cash equivalents, and short-term investments of $45.3 million versus $48.7 million as of December 31, 2006. The decrease was the result of the cash required to fund increased operations. Short-term investments were $35.4 million as of March 31, 2007 as compared to $33.9 million as of December 31, 2006. We had no debt outstanding as of March 31, 2007. We invest excess funds in short-term money-market funds and securities pursuant to our investment policy guidelines.
     Net cash used by operating activities for the three months ended March 31, 2007 and 2006 was $3.5 million and $76,000, respectively. The cash used in 2007 was due primarily to the restart of operations. The cash used in 2006 consisted primarily of the net loss adjusted for non-cash stock compensation expense and changes in prepaid expenses and accrued clinical liabilities.
     Net cash used in investing activities was $3.8 million and $2 million, respectively, during the three months ended March 31, 2007 and 2006. The cash used in both periods primarily represents purchases of short-term investments offset by proceeds from the sale or maturity of short-term investments.
     No cash was provided by financing activities during the three months ended March 31, 2007 or 2006.
     We expect to continue to incur operating losses and will not receive any product revenues in the foreseeable future, other than milestone payments from Valeant research projects currently underway. Based on current projections, the Company expects cash, cash equivalents and short-term investments as of December 31, 2007 to be in the range of $28 million to $32 million. Actual cash may be lower as a result of costs associated with any strategic alternative we pursue. We currently anticipate our cash, cash equivalents and short-term investments to be sufficient to fund our operations through 2008. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.
Contractual Obligations
     Under the Asset Purchase Agreement with Valeant, the Company is also obligated to make development-based milestone payments and sales-based royalty payments to Valeant. There is one set of milestones for the 800 and 900 Series Programs and a separate set of milestones for the 100 Series Program. Assuming the successful commercialization of a product incorporating a compound from the 800 Series Program or the 900 Series Program, the milestone payments for these two programs combined could total $25 million. For the 100 Series Program, milestone payments could total $17 million, assuming the successful commercialization of a product from that program. For each program, milestones are paid only once regardless of how many compounds are developed or commercialized. In each program, the first milestone payment would be due after the completion of a proof-of-concept clinical study in patients, and more than half of the total milestone payments would be due after regulatory approval. The royalty rates on all products are in the mid-single digits. The contingent liability of up to $42 million in milestone payments for the 800, 900 and 100 Series Programs was considered a liability in the ordinary course of business, to be recorded when the contingency is resolved and consideration is issued or becomes assumable.
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
     The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock. Based on the number of shares of preferred stock outstanding as of March 31, 2007 this equates to $240,000 per year. The dividends are payable quarterly in shares of common stock, and the number of shares payable are determined based on the average closing sale price of the common stock on the NASDAQ National Market or other market on which our common stock is traded for each of the five trading days immediately preceding the applicable dividend payment date. We do not currently anticipate paying any cash dividends in the foreseeable future.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial. In addition, we have entered into indemnity agreements with each of our directors and executive officers and Hickey & Hill. Such indemnity agreements contain provisions, which are in some respects broader than the specific indemnification provisions contained in Delaware law. We also maintain an insurance policy for our directors and executive officers insuring against certain liabilities arising in their capacities as such.
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of March 31, 2007, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk and to avoid classification as an investment company under the Investment Company Act of 1940, we have generally limited our investments to cash and securities of the Government of the United States of America and its federal agencies. The average duration of our investment portfolio as of March 31, 2007 was less than six months. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of March 31, 2007. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.
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
     There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
Disclosure Controls and Procedures
     Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Future Requirements
     The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management’s assessment of the effectiveness of the Company’s internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The Company’s independent auditors will be required to confirm in writing whether management’s assessment of the effectiveness of the internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008. This process will be resource and time consuming, and will require significant attention of management. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm the Company’s stock price, especially if a restatement of financial statements for past periods is required.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Currently, we are not a party to any pending legal proceedings, and are not aware of any proceeding against us contemplated by any governmental authority.
ITEM 1A — Risk Factors
     You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Quarterly report. If any of the following events, described as risks, actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. Risk factors that have changed since issuing the Form 10-K are designated with a star (*).
Risks Related to Our Business
*Development of our products will take years; we may never attain product sales; and we expect to continue to incur net operating losses.
     Our accumulated deficit as of March 31, 2007 was $240 million, and we expect to incur substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to research and development and preclinical and clinical testing of compounds. We expect to use approximately $16.0 million to $20.0 million in cash through the end of 2007 to advance the preclinical and clinical development of the product candidates we acquired from Valeant, including to further develop RDEA806 and RDEA119. Any compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, RDEA806 and RDEA119, and any other compounds we advance into further development, may never be approved for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.
We are not currently profitable and may never become profitable.
     To date, we have generated limited revenues and we do not anticipate generating significant revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to advance the product candidates we acquired from Valeant, including RDEA806 and RDEA119, into further preclinical testing and clinical trials, expand our research and development activities and acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
Because the results of preclinical studies are not necessarily predictive of future results, we can provide no assurances that, even if our product candidates are successful in preclinical studies, such product candidates will have favorable results in clinical trials or receive regulatory approval.
     Positive results from preclinical studies should not be relied upon as evidence that clinical trials will succeed. Even if our product candidates achieve positive results in clinical studies, we will be required to demonstrate through clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

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
     The commencement of clinical trials can be delayed for a variety of reasons, including delays in:
•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining approval of an IND (investigational new drug) from the FDA or similar foreign approval; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.
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

*We will need substantial additional funding and may be unable to raise capital when needed, or at all, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     We believe that our existing cash and cash equivalents will be adequate to fund our anticipated levels of operations through 2008. However, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In particular, because most of our resources for the foreseeable future will be used to advance the product candidates acquired from Valeant that we only recently acquired, we may not be able to accurately anticipate our future research and development funding needs. We will need to raise substantial additional capital at least within the next two years to, among other things:
•	fund our research, discovery and development programs;

•	advance our product candidates into and through clinical trials and the regulatory review and approval process;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.
     Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:
•	the rate of progress and cost of our research and development activities;

•	whether Valeant terminates our research services agreement after the first year;

•	the scope, prioritization and number of preclinical studies and clinical trials we pursue;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

•	the effects of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or license new technologies, products or product candidates.
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
     We do not currently possess the resources necessary to independently conduct research and development activities for all of the product candidates we are pursuing. We will either have to establish additional research and development resources, or enter into agreements with collaboration partners. The establishment of additional research and development capability would be expensive and time consuming and may not be successful. Establishing strategic collaborations is also difficult and time-consuming and any collaboration we develop may not be on favorable terms. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. If we fail to establish internal research and development capability or adequate collaborations, we will have to forego product development opportunities and may not generate sufficient revenue to attain profitability.
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
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop, we may be unable to generate product revenue.
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
*Our quarterly results and stock price may fluctuate significantly.
     We expect our results of operations and future stock price to be subject to quarterly fluctuations. During 2006 and for the first three months of 2007, our closing stock prices ranged from a low of $3.25, to a high of $6.45. The level of our revenues, if any, our results of operations and our stock price at any given time will be based primarily on the following factors:
•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into with collaborators and the timely payment by potential commercial collaborators of any amounts payable to us or by us to Valeant or any other party, including the milestone payments that we may make to Valeant;

•	whether Valeant terminates our research services agreement after the first year;

•	our addition or termination of research programs or funding support;

•	the status of development of our product candidates, including results of preclinical studies and any future clinical trials;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period;

•	our execution of collaborative, licensing or other arrangements, and the timing and accounting treatment of payments we make or receive under these arrangements;

•	our recommendation of additional compounds for preclinical development; and

•	fluctuations in the stock prices of other companies in the biotechnology and pharmaceuticals industries and in the financial markets generally.
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
     We recently completed the acquisition of our pharmaceutical research and development programs, including our product candidates, from Valeant and there is no guarantee that we will be able to successfully develop the acquired product candidates. We may attempt to acquire businesses, technologies, services or other products or in-license technologies that we believe are a strategic fit with the development programs we acquired from Valeant, at the appropriate time and as resources permit. In any acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. These operational and financial risks include:
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
     We may fail to realize the anticipated benefits of any acquisition or devote resources to potential acquisitions that are never completed. If we fail to successfully identify strategic opportunities, complete strategic transactions or integrate acquired businesses, technologies, services or products, then we may not be able to successfully expand our product candidate portfolio to provide adequate revenue to attain and maintain profitability.
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
     We agreed to use reasonable efforts to develop the product candidates in the pharmaceutical research and development programs we acquired from Valeant, with the objective of obtaining marketing approval for the lead product candidates from the 800 Series Program and the 100 Series Program in the United States, the United Kingdom, France, Spain, Italy and Germany. Our efforts will be designed to consistently advance the program with the goal of achieving the first milestone event within 24 months of the closing of the transaction with Valeant. If we fail to make sufficient effort to develop the product candidates, then we may be subject to a potential lawsuit or lawsuits from Valeant under the Asset Purchase Agreement. If such a lawsuit were filed, our reputation within the pharmaceutical research and development community may be negatively impacted and our business may suffer.
*Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
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
     Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even with respect to patents that have issued or will issue, we cannot guarantee that the claims of these patents are, or will be valid, enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. For example:
•	we might not have been the first to make, conceive, or reduce to practice the inventions covered by any or all of our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	our issued or acquired patents may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties;

•	our issued patents may not be valid or enforceable; or

•	the patents of others may have an adverse effect on our business.

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
* Directors, executive officers, principal stockholders and affiliated entities beneficially own or control at least 68% of our outstanding voting common and preferred stock and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.
     As of March 31, 2007, our directors, executive officers, principal stockholders and affiliated entities beneficially owned or controlled securities representing, in the aggregate, approximately 68% of our common equivalent shares, including approximately 3 million shares underlying outstanding convertible preferred stock and options or warrants exercisable within 60 days of March 31, 2007. These stockholders, if they determine to vote in the same manner, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.
* Future sales of our common stock may cause our stock price to decline.
     Our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. In addition, our Series A Preferred Stock is convertible as of March 31, 2007 into 1,578,346 shares of common stock, and outstanding warrants are exercisable as of December 31, 2006 into 1,148,138 shares of common stock. Significant portions of these shares are held by a small number of stockholders. The conversion of Series A Preferred Stock, exercise of warrants, or sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.
* The holders of our Series A preferred stock have a liquidation preference and other rights that are adverse to the interests of our common stockholders and could be detrimental to our business.
     The holders of our Series A preferred stock have rights to designate two members of our Board of Directors. In addition, upon our liquidation or dissolution (including by way of a merger or acquisition), the holders of our Series A preferred stock are entitled to receive a liquidation preference in an amount equal to the greater of (i) $10,000 per share of Series A preferred stock plus any declared but unpaid dividends thereon, or (ii) the amount that would have been paid had each such share of Series A preferred stock been converted to common stock immediately prior to such liquidation or dissolution. As of March 31, 2007, this liquidation preference was $3.0 million. The holders of Series A preferred stock also have a right of first refusal to purchase their pro rata portion of any equity securities we propose to offer to any person. Such right of first refusal is subject to certain customary exclusions, including shares issued pursuant to any options or other stock awards granted to our employees, directors or consultants, equipment leasing arrangements, debt financings, strategic financings and public offerings that have been approved by our Board of Directors. The holders of Series A preferred stock are also entitled to receive cumulative dividends at the rate of 8% per annum of the original per share price of the Series A preferred stock, prior to and in preference to any declaration or payment of a dividend to the holders of common stock. The dividends on the currently outstanding 300 shares of Series A preferred stock are cumulating at a total of $240,000 per year and are payable in common stock. Additionally, each share of Series A preferred stock automatically converts into shares of common stock on the tenth day after the day that the closing sale price of our common stock on the Nasdaq Global Market (formerly the Nasdaq National Market) has reached at least $8.28 and has remained at such level for 20 consecutive trading days. If any of the rights and preferences listed above become available to the holders of Series A preferred stock, our common stockholders will be adversely affected.
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

     For so long as at least 100 shares of Series A preferred stock remain outstanding, we are required to get the consent of the holders of at least a majority of the then outstanding Series A preferred stock for any action that amends our certificate of incorporation (including the filing of a certificate of designation) so as to adversely affect the rights, preferences or privileges of the Series A preferred stock and any authorization or designation of a new class or series of stock which ranks senior to the Series A preferred stock in right of liquidation preference, voting or dividends. The Series A preferred stockholders’ right to block the issuance of additional shares of senior preferred stock could impact our ability to raise necessary capital and adversely affect our business.
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
We have never paid cash dividends on our common stock and we do not anticipate paying dividends in the foreseeable future.
     We have paid no cash dividends on any of our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May 2007.

ARDEA BIOSCIENCES, INC.

By:	/s/ BARRY D. QUART, PHARM.D. Barry D. Quart, Pharm.D.
Chief Executive Officer

By:	/s/ DENIS HICKEY Denis Hickey
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Document Description
2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006.(1)

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation; and Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(3)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(4)

3.4	Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.(4)

3.5	Certificate of Ownership and Merger filed with the Delaware Secretary of State December 21, 2006. (1)

4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999.(5)

4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(6)

4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(7)

4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(8)

4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(8)

4.6	Form of Common Stock and Warrant Purchase Agreement, dated October 6, 2003.(9)

4.7	Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003.(9)

10.1	Employment Agreement with Christopher W. Krueger.*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

*	Filed herewith.

†	We have applied for confidential treatment of certain provisions of this exhibit with the Securities and Exchange Commission. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 12, 2003.

(3)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 12, 2005.

(4)	Incorporated by reference to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 10, 2005.

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.

(6)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(7)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders

(File No. 000-29993) filed with the Securities and Exchange Commission on March 3, 2003.(8) Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 14, 2003.

(9)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on October 9, 2003.