Form 10-Q
period 2007-06-30
Ardea Biosciences, Inc./DE
filed 2007-08-13
CIK 1103390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the period ended June 30, 2007
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
(760) 602-8422
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐       No ☑
There were 10,177,620 shares of the Registrant’s common stock, par value $0.001, outstanding as of June 30, 2007.

ARDEA BIOSCIENCES, INC.
FORM 10-Q
QUARTER AND SIX MONTHS ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)
CONDENSED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$8,107	$14,779
Short-term investments	33,394	33,890
Prepaid expenses and other current assets	2,044	845

Total current assets	43,545	49,514
Property and equipment, net	669	726

Total assets	$44,214	$50,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,986	$234
Accrued clinical liabilities	33	4
Accrued employee liabilities	384	—
Other accrued liabilities	340	938

Total current liabilities	2,743	1,176

Commitments and contingencies (Note 8)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; 300 shares outstanding and $3,000 aggregate liquidation preference at June 30, 2007 and December 31, 2006	1,634	1,634
Common stock, $0.001 par value: 70,000,000 shares authorized at June 30, 2007 and December 31, 2006; 10,177,620 and 9,362,191 shares outstanding at June 30, 2007 and December 31, 2006, respectively	10	9
Additional paid-in capital	284,892	283,594
Accumulated other comprehensive (loss) income	(23)	4
Accumulated deficit	(245,042)	(236,177)

Total stockholders’ equity	41,471	49,064

Total liabilities and stockholders’ equity	$44,214	$50,240

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$857	$—	$1,750	$—

Operating expenses:
Research and development	5,216	—	8,729	7
General and administrative	1,584	554	3,128	1,214

Total operating expenses	6,800	554	11,857	1,221

Operating loss	(5,943)	(554)	(10,107)	(1,221)
Interest income	568	577	1,179	1,095
Other income (expense), net	—	—	184	(1)

Net income (loss)	(5,375)	23	(8,744)	(127)
Non-cash dividends on Series A preferred stock	(60)	(60)	(120)	(120)

Net loss applicable to common stockholders	(5,435)	(37)	(8,864)	(247)

Basic and diluted net loss per share applicable to common stockholders	(0.57)	—	(0.94)	(0.03)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	9,582	9,315	9,478	9,307

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net loss	$(8,744)	$(127)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	363	259
Depreciation and amortization	118	—
Gain on disposal of property and equipment	(184)	—
Change in assets and liabilities:
Prepaid expenses and other current assets	(1,199)	(406)
Accounts payable	1,752	(25)
Accrued clinical liabilities	29	(92)
Accrued employee liabilities	384	—
Other accrued liabilities	(598)	(58)

Net cash used in operating activities	(8,079)	(449)

Investing activities
Capital expenditures	(61)	—
Proceeds from sale of property and equipment	184	—
Purchase of short term investments	(28,585)	(121,877)
Proceeds from sale or maturity of short-term investments	29,055	120,131

Net cash provided by (used in) investing activities	593	(1,746)

Financing Activities
Proceeds from issuance of common stock, upon exercise of warrants	814	—

Net cash provided by financing activities	814	—

Net decrease in cash and cash equivalents	(6,672)	(2,195)
Cash and cash equivalents at beginning of the period	14,779	2,772

Cash and cash equivalents at end of the period	$8,107	$577

Supplemental disclosure of non-cash information:
Issuance of common stock dividend on Series A preferred stock	$(120)	$(120)

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Ardea Biosciences, Inc.(or “the Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2007, and the operating results and cash flows for the six months ended June 30, 2007 and June 30, 2006. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Note 2. Summary of Significant Accounting Policies
Stock-Based Compensation
     We report stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Accordingly, we value the portion of the award that is ultimately expected to vest and recognize the expense over service periods associated with the vesting of each award in the Company’s Consolidated Statement of Operations.
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
Note 3. Stock-Based Compensation
Stock Compensation Expense
     Stock Plan. The Company maintains three share-based compensation plans that are accounted for in accordance with Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R. The amended 2004 Stock Incentive Plan (the “2004 Plan”) provides for the grant of stock options and restricted stock to officers, directors and employees of, and consultants and advisors to, the Company. The 2002 Non-Officer Equity Incentive Plan (the “2002 Plan”) allows for the granting of stock awards, stock bonuses and rights to acquire restricted stock to employees of the Company who are not officers, to executive officers not previously employed by the Company as an inducement to entering into an employment contract with the

Company, and to consultants of the Company. The 2000 Employee Stock Purchase Plan (the “Purchase Plan”) authorizes the issuance of common stock pursuant to purchase rights granted to employees.
     Under SFAS 123(R), we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. During the three and six months ended June 30, 2007 the Company recognized $194,000 and $363,000, respectively, in compensation expense related to options granted to employees and directors. There were no tax benefits from share-based compensation since the Company has substantial tax loss carry forwards and sustained a loss to stockholders for the three months and six months ended June 30, 2007. The impact of stock based compensation on both basic and diluted earnings per share for the three months and six months ended June 30, 2007 was $0.02 and $0.04, respectively.
     At June 30, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $2.1 million, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 2.8 years for stock options and will be adjusted if necessary for forfeitures and cancellations.
Determining Fair Value
     In the three months ended June 30, 2007, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model using a dividend yield of 0% and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rate	5.00%	n/a	4.83%	5.16%
Volatility	0.20	n/a	0.18	0.20
Dividend yield	0.00%	n/a	0.00%	0.00%
Expected life of option	6.1	n/a	6.1	1.7
     Stock options for 266,500 shares were granted to employees during the three months ended June 30, 2007. There were no post-vesting restrictions.
Note 4. Comprehensive Income (Loss)
The components of comprehensive loss in each period presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income (loss)	$(5,375)	$23	$(8,744)	$(127)
Unrealized gain (loss) on available-for-sale securities	(24)	9	(27)	25

Comprehensive income (loss)	$(5,399)	$32	$(8,771)	$(102)

Note 5. Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” and is calculated using the weighted-average number of shares of common stock outstanding during the period. Net profit or loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). As the Company’s potentially dilutive securities were anti-dilutive for all “loss” periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders for those loss periods. Potentially dilutive shares used to compute 2007 second quarter and six months basic and diluted net income per share were calculated using the net exercise method. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net income (loss) per share applicable to common stockholders was 2,290,667 and 2,214,304, for the three months and six months ended June 30, 2007, respectively, and 2,540,819 and 2,530,703 for the three months and six months ended June 30, 2006, respectively.
Note 6. Stockholders’ Equity
     The Company’s quotation for its common stock appears in the “Pink Sheets” under the trading symbol “ARDC.”
     In January and May 2007, the Company issued 14,608 and 11,649, respective shares of common stock in connection with dividends payable to holders of preferred stock on December 31, 2006.
     Conversion of Warrants
     In June of 2007 warrants issued in connection with the Company’s Series A convertible preferred stock offering on May 1, 2003, were converted to 789,171 shares of common stock at $1.033. The Company received cash of $815,214 as a result of this conversion and subsequent purchase of the Company’s common stock.
Note 7. Acquisition
     On December 21, 2006, the Company acquired intellectual property and other assets related to three distinct pharmaceutical research and development programs from Valeant, hired a new senior management team, including Barry D. Quart, Pharm.D., who replaced Denis Hickey as Chief Executive Officer, and changed its name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc. With these developments, the Company is pursuing pharmaceutical research and development focused on the development of novel treatments for viral diseases, cancer and inflammatory diseases. The Company is providing research services to Valeant in connection with a preclinical program in the field of neuropharmacology pursuant to a services agreement with Valeant. This agreement, which has a two-year term subject to Valeant’s option to terminate the agreement after the first year, provides that the Company will receive quarterly payments totaling up to $3.5 million per year and up to $1.0 million in milestone payments. The first milestone totaling $500,000 was reached in July and payment is expected in August of 2007.
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

Note 8. Commitments and contingencies
     As discussed in footnote 7, under the Asset Purchase Agreement with Valeant, the Company is obligated to make development-based milestone payments and sales-based royalty payments to Valeant. The contingent liability of up to $42 million in milestone payments for the 800, 900 and 100 Series Programs was considered a liability in the ordinary course of business, to be recorded when the contingency is resolved and consideration is issued or becomes assumable.
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
Note 9. Legal Proceedings
     Currently, we are not a party to any pending legal proceedings and are not aware of any proceeding against us contemplated by any governmental authority.
Note 10. Recent Accounting Pronouncements
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
Note 11. Income Taxes
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
Overview and Business Strategy
     Ardea is focused on the development of small-molecule drugs that address large pharmaceutical markets. We plan to source these development candidates from both our internal drug discovery programs and our continued in-licensing efforts. Our initial therapeutic areas of focus are viral diseases, cancer and inflammatory diseases. We believe that we are well-positioned to create shareholder value through our development activities given our ability to achieve clinical proof-of-concept relatively quickly and cost-effectively in these disease areas. The Company currently is pursuing three development programs and has a goal of initiating clinical studies on three or more compounds this year. These development programs include the following:
•	800 Series Program. Our 800 Series Program is our lead program and is directed toward the discovery and development of non-nucleoside reverse transcriptase inhibitors (NNRTIs) for the potential treatment of HIV. The lead product candidate from this program is RDEA806. In vitro preclinical tests have shown RDEA806 to be a potent inhibitor of a wide range of HIV viral isolates, including isolates that are resistant to efavirenz (Sustiva®, Bristol-Myers Squibb), the most widely prescribed NNRTI, in addition to other currently available NNRTIs. Based on preclinical data, we anticipate that this compound could be amenable to a patient-friendly oral dosing regimen, may have limited pharmacokinetic interactions with other drugs, and may be readily co-formulated with other HIV antiviral drugs. We initiated a Phase I clinical study of RDEA806 in March 2007 and plan to report initial results from this study in the third quarter of 2007.

•	900 Series Program. Our 900 Series Program, which is in preclinical development, is also directed toward the discovery and development of NNRTIs for the potential treatment of HIV. The compounds in our 900 Series Program are from a chemical class that is distinct from the chemical class being investigated in our 800 Series Program. Based on early preclinical data, we believe that the compounds in our 900 Series Program may have the potential to share certain of the positive attributes of the compounds in our 800 Series Program, but also appear to have even greater activity against a wide range of drug-resistant viral isolates. One or more compounds from this series will be assessed in a clinical study in the fourth quarter of 2007.

•	100 Series Program. Our 100 Series Program, which is in preclinical development, is directed toward the discovery and development of small-molecule kinase inhibitors for the potential treatment of both cancer and inflammation. RDEA119 is our lead development candidate from our 100 Series Program. In vitro preclinical tests have shown RDEA119 to be a potent and selective inhibitor of mitogen-activated ERK kinase, or MEK, which is believed to play an important role in cancer cell proliferation, apoptosis and metastasis, as well as inflammatory cell signaling. In vivo preclinical tests have shown RDEA119 to have potent anti-tumor activity. In other preclinical tests, RDEA119 and one of our follow-on MEK inhibitors have been shown to have potent anti-inflammatory activity. Finally, preclinical data suggest that RDEA119 may have favorable pharmaceutical properties, including the potential for convenient oral dosing. We plan to initiate a Phase I clinical study of RDEA119 in the second half of 2007 and a first-in-man clinical study of a follow-on MEK inhibitor in the fourth quarter of 2007.

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
Transaction with Valeant
     On December 21, 2006, we acquired intellectual property and other assets related to three distinct pharmaceutical research and development programs (the 800 Series Program, the 900 Series Program, and the 100 Series Program) from Valeant Research & Development, Inc., (or Valeant), pursuant to an Asset Purchase Agreement, hired a new senior management team, including Barry D. Quart, Pharm.D., who replaced Denis Hickey as Chief Executive Officer, and changed our name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc. With these developments, we are pursuing pharmaceutical research and development focused on novel treatments for viral diseases, cancer and inflammatory diseases, as discussed above.
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
     We also entered into a research services agreement with Valeant under which we will advance a preclinical program in the field of neuropharmacology on behalf of Valeant. Under the agreement, which has a two-year term subject to Valeant’s option to terminate the agreement after the first year, Valeant will pay us quarterly payments totaling up to $3.5 million per year to advance the program, and we are entitled to development-based milestone payments of up to $1.0 million. The first milestone totaling $500,000 was reached in July and payment is expected in August of 2007. Valeant will own all intellectual property under this research program. We also entered into a lease agreement for space formerly held by Valeant that terminates in March 2008.
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
Financial Outlook
     On June 30, 2007, the Company had a total of $41.5 million in cash, cash equivalents, and short-term investments and recorded liabilities of $2.7 million. The Company continues to expect negative cash flow of between $16 million and $20 million for all of 2007, and to end 2007 with approximately $28 million to $32 million in cash, cash equivalents and short-term investments. We currently expect that our current cash resources will fund operations through 2008. These projections exclude a potential impact of any future business development or financing activities. There can be no assurance that such cash projections will be achieved, as actual expenditures and interest income may differ significantly from projected levels.
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
Recent Accounting Pronouncements
     Recent accounting pronouncements are detailed in Note 10 to our Condensed Consolidated Financial Statements.
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
     Under SFAS 123(R), we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statement for the three months and six months ended June 30, 2007 reflects the impact of SFAS 123(R). During the three months and six months ended June 30, 2007, the Company recognized $194,000 and $363,000, respectively, in compensation expense related to options granted to employees and directors. During the three months and six months ended June 30, 2006, the Company recognized $125,000 and $257,000, respectively, in compensation expense related to options granted to employees and directors. There were no tax benefits from share-based compensation since the Company has substantial tax loss carry forwards and sustained a loss to stockholders for the three months and six months ended June 30, 2007. The impact of stock based compensation on both basic and diluted earnings per share for the three months and six months ended June 30, 2007 was $0.02 and $0.04 respectively.
Clinical Trial Accruals
     We accrued costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs) or other clinical trial service providers that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. All estimates may differ significantly from the actual amount subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented.
Results of Operations
Three Months Ended June 30, 2007 and 2006
     Revenues
     Revenues were $857,000 and $1.8 million for the three months and six months ended June 30, 2007, compared with a lack of revenue for the corresponding periods in 2006. Revenue for 2007 was paid to the Company by Valeant in accordance with the research services agreement for the preclinical neuropharmacology program.
     Research and Development
     Research and development expenses primarily include research and development payroll expense, drug substance expense, chemicals, outside services for contract research organizations (CROs) and manufacturing, facilities costs and non-cash stock compensation charges. Research and development expenses were $5.2 million and $8.7 million, respectively during the three months and six months ended June 30, 2007 as compared to $0.0 and $7,000, respectively for the three months and six months ended June 30, 2006. The increase is due to the purchase of assets from Valeant Research and Development and the resulting payroll (1.3 million), stock compensation ($99,000), chemicals and outside services ($2.5 million), and other expenses reflecting a startup of operations.

     General and Administrative
     General and administrative costs currently include payroll expense, outside contractors, legal and accounting fees, insurance, non-cash stock compensation charges, expenses associated with the evaluation of strategic options, and other general administrative expenses. General and administrative expenses were $1.6 million and $3.1 million, respectively, during the three months and six months ended June 30, 2007, and $554,000 and $1.2 million, respectively, during the three months and six months ended June 30, 2006. The increase between the three-month and six month periods is the result of an increased level of spending due to our acquisition of assets from Valeant and startup of operations, including the installation of company-wide systems and intellectual property filings. The increase in expenses for the three and six months ended June 30, 2007 versus 2006 were primarily in payroll ($400,000 and $800,000 for the three and six months, respectively), office expenses ($200,000 and $300,000, respectively), and professional services ($490,000 and $800,000, respectively).
     Interest Income
     Interest income was $568,000 and $1.2 million, respectively, during the three months and six months ended June 30, 2007 and $577,000 and $1.1 million, respectively, during the three and six months ended June 30, 2006. Interest income increased primarily because of higher average interest rates during 2007, offset somewhat by a decrease in cash balances in the first quarter of 2007.
     Loss Applicable to Common Stockholders
     Net loss applicable to common stockholders was $5.4 million and $8.9 million during the three and six months ended June 30, 2007, respectively, and $37,000 and $247,000 during the three and six months ended June 30, 2006, respectively. The difference in 2007 versus 2006 is primarily attributable to the substantial increase of research and development and general and administrative expenses as described above. Net loss applicable to common stockholders also includes the impact of Series A preferred stock dividends of $60,000 and $120,000, respectively, for the three months and six months ended June 30, 2007 and 2006, respectively. Preferred stock dividends represent the 8% annual dividends payable quarterly in common stock to the holders of our Series A preferred stock.
Liquidity and Capital Resources
     As of June 30, 2007, we had total cash, cash equivalents, and short-term investments of $41.5 million versus $48.7 million as of December 31, 2006. The decrease was the result of a use of cash to fund increased operations. Short-term investments were $33.4 million as of June 30, 2007 as compared to $33.9 million as of December 31, 2006. We had no debt outstanding as of June 30, 2007. We invest excess funds in short-term money-market funds and securities pursuant to our investment policy guidelines.
     Net cash used in operating activities for the six months ended June 30, 2007 and 2006 was $8.1 million and $449,000, respectively. The cash used in 2007 was due primarily to the restart of operations. The cash used in 2006 consisted primarily of the net loss adjusted for non-cash stock compensation expense and changes in prepaid expenses and accrued clinical liabilities.
     Net cash provided by investing activities was $593,000 during the six months ended June 30, 2007, versus $1.7 million used in investing activities during the first six months of 2006. Cash provided and used in investing activities in 2007 and 2006 primarily represents purchases of short-term investments, offset by proceeds from the sale or maturity of short-term investments.
     Net cash provided by financing activities was during the six months ended June 30, 2007, was $814,000. In June of 2007, warrants issued in connection with the Company’s Series A convertible preferred stock offering on May 1, 2003, were converted to 789,171 shares of common stock at $1.033. The Company received cash of $814,000 as a result of this conversion and subsequent purchase of the Company’s common stock. No cash was provided by financing activities during the three months ended June 30, 2006.
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
     The Company recently entered into a lease for 2,900 square feet of space in Carlsbad, California, at a monthly rent approximating $6,000 after sublease income. This facility houses the Company’s corporate offices.
     The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock. Based on the number of shares of preferred stock outstanding as of June 30, 2007 this equates to $240,000 per year. The dividends are payable quarterly in shares of common stock, and the number of shares payable are determined based on the average closing sale price of the common stock on the NASDAQ National Market or other market on which our common stock is traded for each of the five trading days immediately preceding the applicable dividend payment date. We do not currently anticipate paying any cash dividends in the foreseeable future.
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
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of June 30, 2007, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk and to avoid classification as an investment company under the Investment Company Act of 1940, we have generally limited our investments to cash and securities of the Government of the United States of America and its federal agencies. The average duration of our investment portfolio as of June 30, 2007 was less than six months. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of June 30, 2007. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.
ITEM 4. Controls and Procedures
     Our disclosure controls and procedures (as defined in Rue 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluate the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. During this evaluation, we look to identify data errors, control problems or acts of fraud, and confirm that appropriate corrective action (including process improvements) was being undertaken. Based on the evaluation as of the end of the period covered by this quarterly report, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Future Requirements
     The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require management’s assessment of the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. Beginning with our fiscal year ending December 31, 2008, our independent auditors will be required to confirm in writing whether management’s assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and whether we maintained, in all material respects, effective internal control over financial reporting.
     We have just recently started the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This process will be resource and time consuming, and will require significant attention of management. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline for compliance with Section 404. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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
     Our accumulated deficit as of June 30, 2007 was $245 million, and we expect to incur substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to research and development and preclinical and clinical testing of compounds. We expect to use approximately $16 million to $20 million in cash through the end of 2007 to advance the preclinical and clinical development of the product candidates we acquired from Valeant, including to further develop RDEA806 and RDEA119. Any compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, RDEA806 and RDEA119, and any other compounds we advance into further development, may never be approved for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.
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
     We expect our results of operations and future stock price to be subject to quarterly fluctuations. During 2006 and for the first six months of 2007, our closing stock prices ranged from a low of $3.35, to a high of $6.45. The level of our revenues, if any, our results of operations and our stock price at any given time will be based primarily on the following factors:
•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into with collaborators and the timely payment by potential commercial collaborators of any amounts payable to us or by us to Valeant or any other party, including the milestone payments that we may make to Valeant;

•	whether Valeant terminates our research services agreement after the first year;

•	whether our stock becomes listed on a stock exchange;

•	our addition or termination of research programs or funding support;

•	the status of development of our product candidates, including results of preclinical studies and any future clinical trials;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period;

•	our execution of collaborative, licensing or other arrangements, and the timing and accounting treatment of payments we make or receive under these arrangements;

•	our recommendation of additional compounds for preclinical development; and

•	fluctuations in the stock prices of other companies in the biotechnology and pharmaceuticals industries and in the financial markets generally.
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
     *Moving our research and development operations following the termination of our current Costa Mesa lease in March 2008 will be costly and disruptive.
     We perform substantially all of our research and development activities in a single facility, which we currently occupy under a lease from Eastrich Hyland I, LLC, which acquired the property from Valeant Pharmaceuticals North America. The term of the lease expires in March 2008. We cannot renew or extend the lease, and we may be unable to secure a new facility adequate for our needs. If we do locate a suitable facility, the lease may be substantially more expensive than our current lease. Relocating our operations will involve significant expense and will result in disruptions to our operations and the loss of personnel, who will be costly to replace. The loss of employees could also have a significant impact on the continuity and progress of our research and development programs. The costs and disruption that will be caused by our relocation may adversely impact our operating results and cash position, interrupt continuing operations, delay or prevent the commercialization of our products and adversely affect our ability to generate revenues, any of which could prevent us from achieving profitability.
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
* Directors, executive officers, principal stockholders and affiliated entities beneficially own or control at least 72% of our outstanding voting common and preferred stock and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.
     As of June 30, 2007, our directors, executive officers, principal stockholders and affiliated entities beneficially owned or controlled securities representing, in the aggregate, approximately 72% of our common equivalent shares, including approximately 2.3 million shares underlying outstanding convertible preferred stock and options or warrants exercisable within 60 days of June 30, 2007. These stockholders, if they determine to vote in the same manner, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.
* Future sales of our common stock may cause our stock price to decline.
     Our principal stockholders and affiliated entities hold a substantial number of shares of our common stock that they are able to sell in the public market. In addition, they own all of our Series A Preferred Stock, which is convertible as of June 30, 2007 into 1,578,346 shares of common stock, and outstanding warrants exercisable as of June 30, 2007 into 98,000 shares of common stock. The conversion of Series A Preferred Stock, exercise of warrants, or sales by our current stockholders of a substantial number of shares, or the expectation that such conversions, exercises and/or sales may occur, could significantly reduce the market price of our common stock.
* The holders of our Series A preferred stock have a liquidation preference and other rights that are adverse to the interests of our common stockholders and could be detrimental to our business.
     The holders of our Series A preferred stock have rights to designate two members of our Board of Directors. In addition, upon our liquidation or dissolution (including by way of a merger or acquisition), the holders of our Series A preferred stock are entitled to receive a liquidation preference in an amount equal to the greater of (i) $10,000 per share of Series A preferred stock plus any declared but unpaid dividends thereon, or (ii) the amount that would have been paid had each such share of Series A preferred stock been converted to common stock immediately prior to such liquidation or dissolution. As of June 30, 2007, this liquidation preference was $3.0 million. The holders of Series A preferred stock also have a right of first refusal to purchase their pro rata portion of any equity securities we propose to offer to any person. Such right of first refusal is subject to certain customary exclusions, including shares issued pursuant to any options or other stock awards granted to our employees, directors or consultants, equipment leasing arrangements, debt financings, strategic financings and public offerings that have been approved by our Board of Directors. The holders of Series A preferred stock are also entitled to receive cumulative dividends at the rate of 8% per annum of the original per share price of the Series A preferred stock, prior to and in preference to any declaration or payment of a dividend to the holders of common stock. The dividends on the currently outstanding 300 shares of Series A preferred stock are cumulating at a total of $240,000 per year and are payable in common stock. Additionally, each share of Series A preferred stock automatically converts into shares of common stock on the tenth day after the day that the closing sale price of our common stock on the Nasdaq Global Market (formerly the Nasdaq National Market) has reached at least $8.28 and has remained at such level for 20 consecutive trading days. If any of the rights and preferences listed above become available to the holders of Series A preferred stock, our common stockholders will be adversely affected.

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
     For so long as at least 100 shares of Series A preferred stock remain outstanding, we are required to get the consent of the holders of at least a majority of the then outstanding Series A preferred stock for any action that amends our certificate of incorporation (including the filing of a certificate of designation) so as to adversely affect the rights, preferences or privileges of the Series A preferred stock and any authorization or designation of a new class or series of stock which ranks senior to the Series A preferred stock in right of liquidation preference, voting or dividends. The Series A preferred stockholders’ right to block the issuance of additional shares of senior preferred stock could impact our ability to raise necessary capital and adversely affect our business. In addition, future investors may not be willing to invest in any future financing we may seek due to the terms of the Series A stock.
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
     Although we pay stock dividends on our Series A preferred stock, we have paid no cash dividends on any of our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2007, we issued and sold 789,171 shares of our common stock that were not registered under the Securities Act of 1933, as amended, upon the exercise of warrants for aggregate cash proceeds of $815,000. These shares of common stock were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
None
ITEM 5. Other Information
None
ITEM 6. Exhibits
     The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report) are included, or incorporated by reference, in this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2007.

ARDEA BIOSCIENCES, INC.

By:	/s/ BARRY D. QUART, PHARM.D.

Barry D. Quart, Pharm.D.
Chief Executive Officer

By:	/s/ DENIS HICKEY

Denis Hickey
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Document Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006.(1)

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation; and Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(3)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(4)

3.4	Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.(4)

3.5	Certificate of Ownership and Merger filed with the Delaware Secretary of State December 21, 2006. (1)

4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999.(5)

4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(6)

4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(7)

4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(8)

4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(8)

4.6	Form of Common Stock and Warrant Purchase Agreement, dated October 6, 2003. (9)

4.7	Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003. (9)

10.1	Amended and Restated 2004 Stock Incentive Plan. (10)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

*	Filed herewith.

†	We have applied for confidential treatment of certain provisions of this exhibit with the Securities and Exchange Commission. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 12, 2003.

(3)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 12, 2005.

(4)	Incorporated by reference to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 10, 2005.

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.

(6)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(7)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29993) filed with the Securities and Exchange Commission on March 3, 2003.

(8)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 14, 2003.

(9)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on October 9, 2003.

(10)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on July 3, 2007.