Form 10-Q
period 2007-09-30
Ardea Biosciences, Inc./DE
filed 2007-11-14
CIK 1103390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the period ended September 30, 2007
Or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-33734
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
Yes ☐ No ☑
There were 10,187,822 shares of the Registrant’s common stock, par value $0.001, outstanding as of September 30, 2007.

ARDEA BIOSCIENCES, INC.
FORM 10-Q
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc)
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,903	$14,779
Short-term investments	26,683	33,890
Prepaid expenses and other current assets	1,561	845

Total current assets	37,147	49,514
Property and equipment, net	654	726

Total assets	$37,801	$50,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,028	$234
Accrued clinical liabilities	507	4
Accrued employee liabilities	382	—
Other accrued liabilities	264	938

Total current liabilities	$3,181	$1,176

Commitments and contingencies (Note 8)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; 300 shares outstanding and $3,000 aggregate liquidation preference at September 30, 2007 and December 31, 2006	$1,634	$1,634
Common stock, $0.001 par value:70,000,000 shares authorized at September 30, 2007 and December 31, 2006; 10,187,822 and 9,362,191 shares outstanding at September 30, 2007 and December 31, 2006, respectively	10	9
Additional paid-in capital	285,373	283,594
Accumulated other comprehensive income	14	4
Accumulated deficit	(252,411)	(236,177)

Total stockholders’ equity	34,620	49,064

Total liabilities and stockholders’ equity	$37,801	$50,240

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sponsored Research Revenue	$1,077	$—	$2,827	$—

Operating expenses:
Research and development	7,114	—	15,843	7
General and administrative	1,785	463	4,913	1,677

Total operating expenses	8,899	463	20,756	1,684

Operating loss:	(7,822)	(463)	(17,929)	(1,684)
Interest income	509	635	1,688	1,731
Other income, net	4	4	188	2

Net income (loss)	(7,309)	176	(16,053)	49
Non-cash dividends on Series A preferred stock	(60)	(60)	(180)	(180)

Net income/(loss) applicable to common stockholders	$(7,369)	$116	$(16,233)	$(131)

Basic net income/(loss) per share applicable to common stockholders	$(0.72)	$0.01	$(1.67)	$(0.01)

Diluted net income/(loss) per share applicable to common stockholders	$(0.72)	$0.01	$(1.67)	$(0.01)

Weighted average shares used to compute basic net income/(loss) per share applicable to common stockholders	10,182	9,334	9,716	9,316

Weighted average shares used to compute diluted net income/(loss) per share applicable to common stockholders	10,182	11,560	9,716	9,316

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income/(loss)	$(16,053)	$49

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock compensation
Employees and Directors	784	393
Consultants	—	2
Depreciation and amortization	183	—
Gain on disposal of property and equipment	(184)	—
Change in assets and liabilities:
Prepaid expenses and other current assets	(716)	(124)
Accounts payable	1,794	(39)
Accrued clinical liabilities	503	(92)
Accrued employee liabilities	382	—
Other accrued liabilities	(674)	(5)

Net cash provided by (used in) operating activities	(13,981)	184

Investing activities:
Purchase of property and equipment	(110)	—
Proceeds from sale of property and equipment	184	—
Purchase of short-term investments	(30,981)	(156,069)
Proceeds from sale or maturity of short-term investments	38,197	165,269

Net cash provided by investing activities	7,290	9,200

Financing activity:
Proceeds from issuance of common stock upon exercise of warrants	815	—

Net cash provided by financing activity	815	—

Net increase/(decrease) in cash and cash equivalents	(5,876)	9,384
Cash and cash equivalents at beginning of period	14,779	2,772

Cash and cash equivalents at end of period	$8,903	$12,156

Supplemental disclosure of non-cash information:
Issuance of common stock dividend on Series A preferred stock	$(180)	$(180)

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Ardea Biosciences, Inc. (or “the Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2007, and the operating results and cash flows for the nine months ended September 30, 2007 and September 30, 2006. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year.
Note 2. Summary of Significant Accounting Policies
  Revenue Recognition
     The Company’s revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Amounts received for research funding are recognized as revenues as the services are performed. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement.
  Stock-Based Compensation
     We report stock-based compensation in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) 123(R) — “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation” which superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Accordingly, we value the portion of the award that is ultimately expected to vest and recognize the expense over service periods associated with the vesting of each award in the Company’s Consolidated Statement of Operations.
  Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including amounts accrued for stock-based compensation.
     The Company’s estimate of accrued costs is based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could, therefore, differ materially from those estimates under different assumptions or conditions.

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
     Under SFAS 123(R), the Company determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. During the three months and the nine months ended September 30, 2007, the Company recognized $421,000 and $784,000, respectively, in compensation expense related to options granted to employees and directors, as compared to $136,000 and $393,000, respectively, for the three months and the nine months ended September 30, 2006. There were no tax benefits from share-based compensation since the Company has substantial tax loss carry-forwards and sustained a loss to stockholders for the three months and the nine months ended September 30, 2007. The impact of stock based compensation on both basic and diluted earnings per share for the three months and the nine months ended September 30, 2007 was $0.04 and $0.08, respectively.
     At September 30, 2007, the total compensation cost related to unvested stock-based awards granted to employees and directors under the stock option plans but not yet recognized was approximately $3.4 million, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 2.8 years for stock options and will be adjusted if necessary for forfeitures and cancellations.
  Determining Fair Value
     In the third quarter of 2007, the Company changed the method of estimating volatility, from using Company history exclusively to using a blended rate of Company and industry peer group history. We also changed our method of calculating the estimated forfeiture rate from history to industry experience. The changes were made because we did not have adequate history as an operating company. We applied the new method and assumptions and adjusted stock compensation expense accordingly in the third quarter of 2007. In the three months ended September 30, 2007, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model using a dividend yield of 0% and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.20%	n/a	4.62%	4.60%
Volatility	71%	n/a	72%	20%
Dividend yield	0.00%	n/a	0.00%	0.00%
Expected life of option	6.25	n/a	6.25	6.20
     Stock options for 390,000 shares were granted to employees during the three months ended September 30, 2007.
  2000 Employee Stock Purchase Plan
     In March 2003, the Company’s Board of Directors suspended the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) approved by the Company’s stockholders in February 2000.  At the time of suspension, the Company had 456,252 shares reserved for issuance under the Purchase Plan.  On October 8, 2007, the Compensation Committee of the Board of Directors reinstated the Purchase Plan.
     The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.  The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods.  The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the Company’s common stock on the first day of the offering period or the purchase date, whichever is lower.

     The Plan includes an annual evergreen provision which provides that on December 31st of each year, and continuing through and including December 31, 2008, the number of reserved shares will be increased automatically by the lesser of (i) 1% of the total amount of shares of common stock outstanding on such anniversary date, or (ii) such lesser amount as approved by the Board of Directors.  During the period of suspension, no shares were added to the plan pursuant to the evergreen provision.   After reinstatement of the Plan, shares will be added pursuant to the evergreen provision on December 31, 2007 and December 31, 2008.
Note 4. Comprehensive Income (Loss)
The components of comprehensive income/(loss) in each period presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands)		(In Thousands)
Net income (loss)	$(7,309)	$176	$(16,053)	$49
Unrealized gain on available-for-sale securities	37	6	10	31

Comprehensive income (loss)	$(7,272)	$182	$(16,043)	$80

Note 5. Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share applicable to common stockholders is presented in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” and is calculated using the weighted-average number of shares of common stock outstanding during the period. Net profit or loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). However, as the Company’s potentially dilutive securities were anti-dilutive for all “loss” periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders for those loss periods. Potentially dilutive shares used to compute 2007 third quarter and nine months basic and diluted net income per share were calculated using the net exercise method. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net income (loss) per share applicable to common stockholders was 2,660,183 and 2,389,996, for the three months and nine months ended September 30, 2007, respectively, and 2,704,554 and 2,716,966, for the three months and the nine months ended September 30, 2006, respectively.
Note 6. Stockholders’ Equity
     In October 2007, Ardea’s common stock was listed on the NASDAQ Capital Market under the trading symbol “RDEA”.
     In January, May, and August 2007, the Company issued 14,608, 11,649, and 10,202 respective shares of common stock in connection with dividends payable to holders of preferred stock on December 31, 2006.
  Conversion of Warrants
     In June 2007, warrants issued in connection with the Company’s Series A convertible preferred stock offering on May 1, 2003, were converted to 789,171 shares of common stock at $1.033. The Company received cash of $815,214 as a result of this conversion and subsequent purchase of the Company’s common stock.
Note 7. Acquisition
     On December 21, 2006, the Company acquired intellectual property and other assets related to three distinct pharmaceutical research and development programs from Valeant, hired a new senior management team, including Barry D. Quart, Pharm.D., who replaced Denis Hickey as Chief Executive Officer, and changed its name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc. With these developments, the Company is pursuing pharmaceutical research and development focused on the development of novel treatments for viral diseases, cancer and inflammatory diseases. The Company is providing research services to Valeant in connection with a preclinical program in the field of neuropharmacology pursuant to a services agreement with Valeant. This agreement, which has a two-year term subject to Valeant’s option to terminate the agreement after the first year, provides that the

Company will receive quarterly payments totaling up to $3.5 million per year and up to $1.0 million in milestone payments. The first milestone totaling $500,000 was reached in July when a clinical candidate was selected from the compounds Ardea had designed under this agreement. With the earlier than anticipated identification of a compound meeting all the criteria described in the agreement to be necessary for clinical development, resources have been shifted away from designing new compounds. Therefore, research payments to Ardea for the third and fourth quarters of 2007 will be below the maximum described in the agreement. We expect to earn research support payments of approximately $500,000 in each of the third and fourth quarters of 2007.
     Under the Asset Purchase Agreement with Valeant, the Company will be obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of products. There is one set of milestones for the NNRTI Program and NNRTI Back-up Program and a separate set of milestones for the MEK Inhibitor Program (see ITEM 2, “Recent Developments” for discussion of these programs). Assuming the successful commercialization of a product incorporating a compound from the NNRTI Program or the NNRTI Back-up Program, the milestone payments for these two programs combined could total $25 million. For the MEK Inhibitor Program, milestone payments could total $17 million, assuming the successful commercialization of a product from that program. For each program, milestones are paid only once regardless of how many compounds are developed or commercialized. In each program, the first milestone payment would be due after the completion of a proof-of-concept clinical study in patients. For a compound from the NNRTI Program or the NNRTI Back-up Program, the milestone payment for achieving proof-of-concept is $2 million, initiation of a Phase 3 study is $3 million, and FDA acceptance and approval of an NDA for one of these products totals $20 million. Milestone payments for the MEK Inhibitor Program follow the same sequence, and are $1 million, $2 million, and $14 million, respectively. The royalty rates on all products are in the mid-single digits.
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
     These assets were acquired without upfront consideration. Therefore, the fair value of the assets acquired exceeded the cost of upfront consideration paid. The excess of $4.6 million (net of transaction costs) was initially recorded as negative goodwill, and then subsequently allocated in its entirety as reductions to the amounts initially assigned to the acquired non-current assets pursuant to paragraph 44 of Statement of Financial Accounting Standards No. 141 (SFAS 141). As a result, $375,000 of net fixed assets associated with the transaction remains on our records. We also have a contingent liability of up to $42 million related to our obligations to make milestone payments for the NNRTI, NNRTI Back-up and MEK Inhibitor Program, to be recorded if and when the milestones become payable.
Note 8. Commitments and contingencies
     As discussed in footnote 7, under the Asset Purchase Agreement with Valeant, the Company will be obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of products. The contingent liability of up to $42 million in milestone payments for the NNRTI, NNRTI Back-up and MEK Inhibitor Program was considered a liability in the ordinary course of business, to be recorded when the contingency is resolved and consideration is issued or becomes assumable, which has not occurred as of September 30, 2007.
     In December 2006, the Company entered into a lease for its Costa Mesa research facility. This leased property, which is located at 3300 Hyland Avenue, Costa Mesa, California 92626, is being used in connection with the Company’s research and development activities. The facility occupies approximately 64,000 square feet of laboratory and office space, and the monthly base rent is approximately $90,000. The lease expires in March 2008, and the Company will vacate the property by that date.
     The Company has a lease for 2,900 square feet of space in Carlsbad, California, which currently houses the Company’s corporate offices. The monthly rent for this space is approximately $6,000, and the lease expires December 31, 2008. When the Company moves its corporate offices to the San Diego facility, it intends to sub-lease this Carlsbad facility.
     During October 2007, Ardea entered into a seven-year sub-lease for 52,000 square feet of space in San Diego, California, at a monthly base rent of approximately $78,000. This facility will be the Company’s corporate and administrative offices and R&D facilities. The Company expects to move into the building by February 2008. Lease payments for this property begin upon Commencement of occupancy, or March 1, 2008, whichever is earlier. The sub-lease expires in 2014, and Ardea has an option to extend the term an additional thirty-six months at a rental rate to be determined as set forth in the sub-lease.

Note 9. Legal Proceedings
     Currently, we are not a party to any pending legal proceedings and are not aware of any proceeding against us contemplated by any governmental authority.
Note 10. Recent Accounting Pronouncements
•	In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. We adopted FIN 48 effective January 1, 2007, and it did not have any material impact on our financial condition or result of operations.

•	In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and results of operations.

•	In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not anticipate that this SAB will have any material impact on our financial condition or results of operations.

•	In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” SFAS No. 159 amends SFAS 115 and permits fair value measurement of financial instruments and certain other items. SFAS No. 159 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial position and results of operations.
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

Overview and Business Strategy
     Ardea is focused on the development of small-molecule drugs that address large pharmaceutical markets. We plan to source these development candidates from both our internal drug discovery programs and our continued in-licensing efforts. Our initial therapeutic areas of focus are viral diseases, cancer and inflammatory diseases. We believe that we are well-positioned to create shareholder value through our development activities given our ability to achieve clinical proof-of-concept relatively quickly and cost-effectively in these disease areas. The Company currently is pursuing multiple development programs and has a goal of initiating clinical studies on four compounds this year. These development programs include the following:
▪	RDEA806. RDEA806 is our lead non-nucleoside reverse transcriptase inhibitor (NNRTI) for the potential treatment of HIV. In vitro preclinical tests have shown RDEA806 to be a potent inhibitor of a wide range of HIV viral isolates, including isolates that are resistant to efavirenz (Sustiva®, Bristol-Myers Squibb), the most widely prescribed NNRTI, in addition to other currently available NNRTIs. Based on both preclinical and clinical data, we anticipate that this compound could be amenable to a patient-friendly oral dosing regimen, may have limited pharmacokinetic interactions with other drugs, and may be readily co-formulated with other HIV antiviral drugs.

We successfully completed Phase 1 single-ascending-dose, multiple-ascending-dose, food effect, and drug-interaction clinical studies of RDEA806 in August 2007 and plan to initiate Phase 2a proof-of-concept trials in the fourth quarter of 2007.

▪	NNRTI Back-up Program. The compounds in our NNRTI Back-up Program are from a chemical class that is distinct from the RDEA806 chemical class. Based on early preclinical data, we believe that the compounds in our NNRTI Back-up Program may have the potential to share certain of the positive attributes of RDEA806, but also appear to have even greater activity against a wide range of drug-resistant viral isolates. One or more compounds from this series will be assessed in a first-in-human micro-dosing clinical study in the fourth quarter of 2007. We plan to select a clinical candidate from this program in the first half of 2008.

▪	RDEA119. In vitro preclinical tests have shown RDEA119 to be a potent and selective inhibitor of mitogen-activated ERK kinase, or MEK, which is believed to play an important role in cancer cell proliferation, apoptosis and metastasis, as well as inflammatory cell signaling. In vivo preclinical tests have shown RDEA119 to have potent anti-tumor and anti-inflammatory activity. Preclinical data also suggest that RDEA119 may have favorable pharmaceutical properties, including the potential for convenient oral dosing.

The U.S. Food and Drug Administration (FDA) granted safe-to-proceed status to the Investigated New Drug (IND) application for RDEA119. We plan to initiate a Phase 1 advanced cancer clinical study of RDEA119 in the fourth quarter of 2007. We also plan to initiate a program to evaluate RDEA119 in inflammatory diseases in the first half of 2008.

▪	MEK Inhibitor (MEKI) Back-up Program. The compounds in our MEKI Back-up Program are from several chemical classes that are distinct from the RDEA119 chemical class. Based on early preclinical data, we believe that the compounds in our MEKI Back-up Program may have the potential to share certain of the positive attributes of RDEA119, but also appear to have even greater potency. A MEKI back-up compound will be assessed in a first-in-human micro-dosing clinical study in the fourth quarter of 2007. We plan to select a clinical candidate from this program in the first half of 2008.
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
Transaction with Valeant
     On December 21, 2006, we acquired intellectual property and other assets related to three distinct pharmaceutical research and development programs (the NNRTI Program, the NNRTI Back-up Program, and the MEK Inhibitor Program) from Valeant Research & Development, Inc., (or Valeant), pursuant to an Asset Purchase Agreement, hired a new senior management team, including Barry D. Quart, Pharm.D., who replaced Denis Hickey as Chief Executive Officer, and changed our name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc. With these developments, we are pursuing pharmaceutical research and development focused on novel treatments for viral diseases, cancer and inflammatory diseases, as discussed above.
     In consideration for the purchased assets from Valeant, subject to certain conditions, Valeant has the right to receive development-based milestone payments and sales-based royalty payments from us. There is one set of milestones for the NNRTI and NNRTI Back-up Programs and a separate set of milestones for the MEK Inhibitor Program. Assuming the successful commercialization of a product incorporating a compound from the NNRTI Program or the NNRTI Back-up Program, the milestone payments for these two programs combined could total $25 million. For the MEK Inhibitor Program, milestone payments could total $17 million, assuming the successful commercialization of a product from that program. For each program, milestones are paid only once regardless of how many compounds are developed or commercialized. In each program, the first milestone payment would be due after the successful completion of a proof-of-concept clinical study in patients, and approximately 80% of the total milestone payments would be due upon FDA acceptance and approval of an NDA. The royalty rates on all products are in the mid-single digits. We agreed to further develop the programs with the objective of obtaining marketing approval in the United States, the United Kingdom, France, Spain, Italy and Germany.
     Valeant also has the right to exercise a one-time option to repurchase commercialization rights in territories outside the U.S. and Canada (the Valeant territories) to our first NNRTI derived from the acquired intellectual property to advance to Phase III. If Valeant exercises this option, which it can do following the completion of a Phase IIb HIV study, but prior to the initiation of Phase III, we would be responsible for completing the Phase III studies and for the registration of the product in the U.S. and European Union. Valeant would pay us a $10.0 million option fee, up to $21.0 million in milestone payments based on regulatory approvals, and a mid-single-digit royalty on product sales in the Valeant territories.
     We also entered into a research services agreement with Valeant under which we will advance a preclinical program in the field of neuropharmacology on behalf of Valeant. Under the agreement, which has a two-year term subject to Valeant’s option to terminate the agreement after the first year, Valeant will pay us quarterly payments totaling up to $3.5 million per year to advance the program, and we are entitled to development-based milestone payments of up to $1.0 million. The first milestone totaling $500,000 was reached in July when a clinical candidate was selected from the compounds Ardea had designed under this agreement. This milestone was paid in August 2007. With the earlier than anticipated identification of a compound meeting all the criteria described in the agreement to be necessary for clinical development, resources have been shifted away from designing new compounds. Therefore, research payments to Ardea for the third and fourth quarters of 2007 will be below the maximum described in the agreement. We expect to earn research support payments of approximately $500,000 in each of the third and fourth quarters of 2007. Valeant will own all intellectual property under this research program. Ardea and Valeant are in discussions regarding future research activities to be conducted during the second year of this agreement. We also entered into a lease agreement for space formerly held by Valeant that terminates in March 2008.
     The assets we acquired from Valeant include equipment, intellectual property, contracts, permits, licenses and items necessary for us to pursue our pharmaceutical research and development programs. The fixed assets we received from Valeant were valued at approximately $4.3 million, and goodwill and intangible assets were valued at approximately $800,000. For these assets, we paid no upfront consideration and assumed no liabilities except for liabilities under certain contracts related to the assets. Our costs for professional fees in connection with the transaction were approximately $500,000. Since the fair value of the assets acquired exceeded the cost of the upfront consideration paid, we initially recorded the excess of $4.6 million (net of transaction costs) as negative goodwill and then subsequently allocated this amount in its entirety to reduce the amounts initially assigned to the acquired non-current assets pursuant to paragraph 44 of Statement of Financial Accounting Standards No. 141 (SFAS 141).
Financial Outlook
     On September 30, 2007, the Company had a total of $35.6 million in cash, cash equivalents, and short-term investments and recorded liabilities of $3.2 million. The Company continues to expect negative cash flow of approximately $20 million for all of 2007, and to end 2007 with approximately $28 million in cash, cash equivalents and short-term investments. We currently expect that our current cash resources will fund operations through 2008. These projections exclude a potential impact of any future business development or financing activities. There can be no assurance that such cash projections will be achieved, as actual expenditures, revenues and interest income may differ significantly from projected levels.
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
     Under SFAS 123(R), we determined the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statement for the three months and nine months ended September 30, 2007, reflects the impact of SFAS 123(R). During the three months and nine months ended September 30, 2007, the Company recognized $421,000 and $784,000, respectively, in compensation expense related to options granted to employees and directors. During the three months and nine months ended September 30, 2006, the Company recognized $136,000 and $393,000, respectively, in compensation expense related to options granted to employees and directors. There were no tax benefits from share-based compensation since the Company has substantial tax loss carry forwards and sustained a loss to stockholders for the three months and nine months ended September 30, 2007. The impact of stock based compensation on both basic and diluted earnings per share for the three months and nine months ended September 30, 2007 was $0.04 and $0.08 respectively.
  Contract Accruals
     We accrued costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs) or other clinical trial service providers that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, or fixed amounts per milestone or deliverable, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. All estimates may differ significantly from the actual amount subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented.
Results of Operations
  Three Months and Nine Months Ended September 30, 2007 and 2006
     Sponsored Research Revenues
     Sponsored research revenues were $1.1 million and $2.8 million for the three months and nine months ended September 30, 2007, compared with zero revenue for the corresponding periods in 2006. Sponsored research revenue for 2007 was paid to the Company by Valeant in accordance with the research services agreement for the preclinical neuropharmacology program.
     Research and Development
     Research and development expenses primarily include research and development payroll expense, drug substance expense, chemicals, outside services for contract research organizations (CROs) and manufacturing, facilities costs, legal costs associated with patents, and non-cash stock compensation charges. Research and development expenses were $7.1 million and $15.8 million, respectively during the three months and nine months ended September 30, 2007, as compared to $0 and $7,000, respectively for the three months and nine months ended September 30, 2006. The increase between the three-month and nine-month periods in comparative years is due to the purchase of assets from Valeant Research and Development and the resulting payroll ($1.7 million and $4.3 million, respectively), stock compensation ($231,000 and $358,000, respectively), CROs ($2.5 million and $4.3 million and outside services ($818,000 and $2.0 million, respectively), and other expenses reflecting a startup of operations.

     General and Administrative
     General and administrative costs currently include payroll expense, outside contractors, legal and accounting fees, insurance, non-cash stock compensation charges, expenses associated with the evaluation of strategic options, and other general administrative expenses. General and administrative expenses were $1.8 million and $4.9 million, respectively, during the three months and nine months ended September 30, 2007, and $463,000 and $1.7 million, respectively, during the three months and nine months ended September 30, 2006. The increase between the three-month and nine-month periods is the result of an increased level of spending due to our acquisition of assets from Valeant and startup of operations, including the installation of company-wide systems and intellectual property filings. The increase in expenses for the three and nine months ended September 30, 2007 versus 2006 were primarily in payroll ($578,000 and $1.3 million for the three and nine months, respectively), stock compensation ($190,000 and $426,000, respectively), office expenses ($168,000 and $546,000, respectively), and professional services ($221,000 and $914,000, respectively).
     Interest Income
     Interest income was $509,000 and $1.7 million, respectively, during the three months and nine months ended September 30, 2007, and $635,000 and $1.7 million, respectively, during the three and nine months ended September 30, 2006. Interest income decreased primarily because of the lower investment balances during 2007.
     Loss Applicable to Common Stockholders
     Net loss applicable to common stockholders was $7.4 million and $16.2 million during the three and nine months ended September 30, 2007, respectively, versus net income of $116,000 and a net loss of $131,000, respectively, during the three and nine months ended September 30, 2006, respectively. The difference in 2007 versus 2006 is primarily attributable to the substantial increase of research and development and general and administrative expenses as described above. Net loss applicable to common stockholders also includes the impact of Series A preferred stock dividends of $60,000 and $180,000, respectively, for the three months and nine months ended September 30, 2007 and 2006, respectively. Preferred stock dividends represent the 8% annual dividends payable quarterly in common stock to the holders of our Series A preferred stock.
Liquidity and Capital Resources
     As of September 30, 2007, we had total cash, cash equivalents, and short-term investments of $35.6 million versus $48.7 million as of December 31, 2006. The decrease was the result of a use of cash to fund increased operations. Short-term investments were $26.7 million as of September 30, 2007 as compared to $33.9 million as of December 31, 2006. We had no debt outstanding as of September 30, 2007. We invest excess funds in short-term money-market funds and securities pursuant to our investment policy guidelines.
     Net cash used in operating activity for the nine months ended September 30, 2007 was $14.0 million, versus net cash provided in 2006 of $184,000. The cash used in 2007 was due primarily to the restart of operations. The cash provided in 2006 was due primarily to interest income.
     Net cash provided by investing activities was $7.3 million during the nine months ended September 30, 2007, versus $9.2 million provided by investing activities during the first nine months of 2006. Cash provided by investing activities in 2007 and 2006 primarily represents purchases of short-term investments, offset by proceeds from the sale or maturity of short-term investments.
     Net cash provided by financing activity during the nine months ended September 30, 2007 was $815,000. In June 2007, warrants issued in connection with the Company’s Series A convertible preferred stock offering on May 1, 2003, were converted to 789,171 shares of common stock at $1.033. The Company received cash of $815,000 as a result of this conversion and subsequent purchase of the Company’s common stock. No cash was provided by financing activities during the three months ended September 30, 2006.
     We expect to continue to incur operating losses and will not receive any product revenues in the foreseeable future, other than milestone payments from Valeant research projects currently underway. Based on current projections, the Company expects cash, cash equivalents and short-term investments as of December 31, 2007, to be approximately $28 million. Actual cash may be lower as a result of costs associated with any strategic alternative we pursue. Excluding a potential impact of any future business development or financing activities, we currently anticipate our cash, cash equivalents and short-term investments to be sufficient to fund our operations through 2008. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.
Contractual Obligations
     Under the Asset Purchase Agreement with Valeant, the Company is also obligated to make development-based milestone payments and sales-based royalty payments to Valeant. There is one set of milestones for the NNRTI and NNRTI Back-up Programs and a separate set of milestones for the MEK Inhibitor Program. Assuming the successful commercialization of a product incorporating a compound from the NNRTI Program or the NNRTI Back-up Program, the milestone payments for these two programs combined could total $25 million. For the MEK Inhibitor Program, milestone payments could total $17 million, assuming the successful commercialization of a product from that program. For each program, milestones are paid only once regardless of how many compounds are developed or commercialized. In each program, the first milestone payment would be due after the completion of a proof-of-concept clinical study in patients. For a compound from the NNRTI Program or the NNRTI Back-up Program, the milestone payment for achieving proof-of-concept is $2 million, initiation of a Phase 3 study is $3 million, and FDA acceptance and approval of an NDA for one of these products totals $20 million. Milestone payments for the MEK Inhibitor Program follow the same sequence, and are $1 million, $2 million, and $14 million, respectively. The royalty rates on all products are in the mid-single digits. The contingent liability of up to $42 million in milestone payments for the NNRTI, NNRTI Back-up and MEK Inhibitor Program was considered a liability in the ordinary course of business, to be recorded when the contingency is resolved and consideration is issued or becomes assumable.
     In December 2006, the Company entered into a lease for its Costa Mesa research facility. This leased property, which is located at 3300 Hyland Avenue, Costa Mesa, California 92626, is being used in connection with the Company’s research and development activities. The facility occupies approximately 64,000 square feet of laboratory and office space, and the monthly base rent is approximately $90,000. The lease expires in March 2008, and the Company will relocate to the new San Diego property by that date.
     The Company also has a lease for 2,900 square feet of space in Carlsbad, California, which currently houses the Company’s corporate offices. The monthly rent for this space is approximately $6,000, and the lease expires December 31, 2008. When the Company moves its corporate offices to the new San Diego facility, it intends to sub-lease this Carlsbad facility.
     During October 2007, we entered into a seven-year sub-lease for 52,000 square feet of space in San Diego, California, at a monthly base rent approximating $78,000. This facility will be the Company’s corporate and administrative offices and R&D facilities. We expect to move into the building by February 2008. Lease payments for this property begin upon Commencement of occupancy, or March 1, 2008, whichever is earlier. The sub-lease expires in 2014, and we have an option to extend the term an additional thirty-six months at a rental rate to be determined as set forth in the sub-lease.
     The holders of our Series A preferred stock are entitled to receive cumulative dividends at the rate of 8% per annum of the original purchase price of $10,000 per share of Series A preferred stock. Based on the number of shares of preferred stock outstanding as of September 30, 2007, this equates to $240,000 per year. The dividends are payable quarterly in shares of common stock, and the number of shares payable are determined based on the average closing sale price of the common stock on the NASDAQ National Market or other market on which our common stock is traded for each of the five trading days immediately preceding the applicable dividend payment date. We do not currently anticipate paying any cash dividends in the foreseeable future.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial. In addition, we have entered into indemnity agreements with each of our directors and executive officers and Denis Hickey. Such indemnity agreements contain provisions, which are in some respects broader than the specific indemnification provisions contained in Delaware law. We also maintain an insurance policy for our directors and executive officers insuring against certain liabilities arising in their capacities as such.
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of September 30, 2007, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk and to avoid classification as an investment company under the Investment Company Act of 1940, we have primarily limited our investments to cash and securities of the Government of the United States of America and its federal agencies. The average duration of our investment portfolio as of September 30, 2007, was less than six months. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of September 30, 2007. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.
ITEM 4. Controls and Procedures
     Our disclosure controls and procedures (as defined in Rue 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluate the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. During this evaluation, we look to identify data errors, control problems or acts of fraud, and confirm that appropriate corrective action (including process improvements) was being undertaken. Based on the evaluation as of the end of the period covered by this quarterly report, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
     We have started the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This process will be resource and time consuming, and will require significant attention of management. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods is required. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline for compliance with Section 404. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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
     Our accumulated deficit as of September 30, 2007 was $252 million, and we expect to incur substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to research and development and preclinical and clinical testing of compounds. We expect to use approximately $20 million in cash for all of 2007 to advance the preclinical and clinical development of the product candidates we acquired from Valeant, including to further develop RDEA806 and RDEA119. Any compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, RDEA806 and RDEA119, and any other compounds we advance into further development, may never be approved for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.
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
     We believe that our existing cash and cash equivalents will be adequate to fund our anticipated levels of operations through 2008. However, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In particular, because most of our resources for the foreseeable future will be used to advance the product candidates acquired from Valeant, we may not be able to accurately anticipate our future research and development funding needs. We will need to raise substantial additional capital at least within the next year to, among other things:
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
     We expect our results of operations and future stock price to be subject to quarterly fluctuations. During 2006 and for the first nine months of 2007, our closing stock prices ranged from a low of $3.35, to a high of $9.10. The level of our revenues, if any, our results of operations and our stock price at any given time will be based primarily on the following factors:
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
*Moving our research and development operations in anticipation of the termination of our current Costa Mesa lease in March 2008 will be costly and disruptive.
     We perform substantially all of our research and development activities in a single facility, which we currently occupy under a lease from Eastrich Hyland I, LLC, which acquired the property from Valeant Pharmaceuticals North America. The term of the lease expires in March 2008. We have a new seven-year sub-lease in San Diego, California, and expect to move all of our operations into the new building in February 2008. Relocating our operations will involve significant expense and may result in disruptions to our operations and the loss of personnel, who would be costly to replace. The loss of employees could also have a significant impact on the continuity and progress of our research and development programs. The costs and disruption that will be caused by our relocation may adversely impact our operating results and cash position, interrupt continuing operations, delay or prevent the commercialization of our products and adversely affect our ability to generate revenues, any of which could prevent us from achieving profitability.
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
     Under the Asset Purchase Agreement that we entered into with Valeant on December 21, 2006, Valeant retains a one-time option to repurchase commercialization rights in territories outside the U.S. and Canada for our first NNRTI derived from the acquired intellectual property to advance to a Phase IIb HIV clinical trial. If Valeant exercises this option, which it can do following the completion of Phase IIb clinical trials but prior to the initiation of Phase III clinical trials, Valeant would pay us a $10.0 million option fee, up to $21.0 million in milestone payments based on regulatory approvals, and a mid-single-digit royalty on product sales in the Valeant territories. However, Valeant would then own all commercialization rights in those territories, which may adversely impact the amount of aggregate revenue we may be able to generate from sales of our products and may negatively impact our potential for long-term growth.

Failure to comply with our minimum commitments under the Asset Purchase Agreement with Valeant could expose us to potential liability or otherwise adversely affect our business.
     We agreed to use reasonable efforts to develop the product candidates in the pharmaceutical research and development programs we acquired from Valeant, with the objective of obtaining marketing approval for the lead product candidates from the NNRTI Program and the MEK Inhibitor Program in the United States, the United Kingdom, France, Spain, Italy and Germany. Our efforts will be designed to consistently advance the program with the goal of achieving the first milestone event within 24 months of the closing of the transaction with Valeant. If we fail to make sufficient effort to develop the product candidates, then we may be subject to a potential lawsuit or lawsuits from Valeant under the Asset Purchase Agreement. If such a lawsuit were filed, our reputation within the pharmaceutical research and development community may be negatively impacted and our business may suffer.
*Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
     We have started the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which, beginning with our fiscal year ending December 31, 2007, will require annual management assessments of the effectiveness of our internal controls over financial reporting and, beginning with our fiscal year ending December 31, 2008, a report by our independent auditors that both addresses management’s assessments and provides for the independent auditor’s assessment of the effectiveness of our internal controls. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline for compliance with Section 404. Testing and maintaining internal controls also involves significant costs and can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
     Other companies may obtain patents and/or regulatory approvals to use the same drugs to treat diseases other than HIV, cancer and inflammatory diseases. As a result, we may not be able to enforce our patents effectively because we may not be able to prevent healthcare providers from prescribing, administering or using another company’s product that contains the same active substance as our products when treating patients with HIV, cancer or inflammatory diseases.
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

Risks Related to Our Common Stock
*Directors, executive officers, principal stockholders and affiliated entities beneficially own or control at least 72% of our outstanding voting common and preferred stock and may be able to exert control over our activities, and the results of our operations and financial condition may suffer.
     As of September 30, 2007, our directors, executive officers, principal stockholders and affiliated entities beneficially owned or controlled securities representing, in the aggregate, approximately 72% of our common equivalent shares, including approximately 2.3 million shares underlying outstanding convertible preferred stock and options or warrants exercisable within 60 days of September 30, 2007. These stockholders, if they determine to vote in the same manner, may be able to control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.
*Future sales of our common stock may cause our stock price to decline.
     Our principal stockholders and affiliated entities hold a substantial number of shares of our common stock that they are able to sell in the public market. In addition, they own all of our Series A Preferred Stock, which is convertible as of September 30, 2007 into 1,578,346 shares of common stock, and outstanding warrants exercisable as of September 30, 2007 into 98,000 shares of common stock. The conversion of Series A Preferred Stock, exercise of warrants, or sales by our current stockholders of a substantial number of shares, or the expectation that such conversions, exercises and/or sales may occur, could significantly reduce the market price of our common stock.
*The holders of our Series A preferred stock have a liquidation preference and other rights that are adverse to the interests of our common stockholders and could be detrimental to our business.
     The holders of our Series A preferred stock have rights to designate two members of our Board of Directors. In addition, upon our liquidation or dissolution (including by way of a merger or acquisition), the holders of our Series A preferred stock are entitled to receive a liquidation preference in an amount equal to the greater of (i) $10,000 per share of Series A preferred stock plus any declared but unpaid dividends thereon, or (ii) the amount that would have been paid had each such share of Series A preferred stock been converted to common stock immediately prior to such liquidation or dissolution. As of September 30, 2007, this liquidation preference was $3.0 million. The holders of Series A preferred stock also have a right of first refusal to purchase their pro rata portion of any equity securities we propose to offer to any person. Such right of first refusal is subject to certain customary exclusions, including shares issued pursuant to any options or other stock awards granted to our employees, directors or consultants, equipment leasing arrangements, debt financings, strategic financings and public offerings that have been approved by our Board of Directors. The holders of Series A preferred stock are also entitled to receive cumulative dividends at the rate of 8% per annum of the original per share price of the Series A preferred stock, prior to and in preference to any declaration or payment of a dividend to the holders of common stock. The dividends on the currently outstanding 300 shares of Series A preferred stock are cumulating at a total of $240,000 per year and are payable in common stock. Additionally, each share of Series A preferred stock automatically converts into shares of common stock on the tenth day after the day that the closing sale price of our common stock on the Nasdaq Global Market (formerly the Nasdaq National Market) has reached at least $8.28 and has remained at such level for 20 consecutive trading days. If any of the rights and preferences listed above become available to the holders of Series A preferred stock, our common stockholders will be adversely affected.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
     Our 2007 Annual Meeting of Stockholders was held on July 27, 2007 (the “Annual Meeting”). The following matters were voted on at the Annual Meeting by the holders of our common stock and Series A Preferred Stock, on an as converted to common stock basis:
     1. Our stockholders voted on the election of two nominees to serve as Class I directors of the Board of Directors until their successors are elected and qualified, or until their death, resignation or removal. The following two individuals were re-elected to serve on our Board of Directors by the votes indicated:

Nominee	Affirmative Votes	Votes Withheld
Jack S. Remington, M.D.	10,807,704	1,812
Kevin C. Tang	10,807,704	1,812
     In addition to the two directors elected as set forth above, the terms of the following directors continued after the meeting: Barry D. Quart, Pharm.D., John W. Beck, Henry J. Fuchs, M.D., and John Poyhonen.

     2. Our stockholders voted on the amendment of our Certificate of Incorporation and amendment and restatement of our Bylaws to declassify our Board of Directors. This proposal was approved by the following vote: 10,803,534 votes for and 4,222 votes against, with 1,760 votes abstaining.
     3. At the Annual Meeting, our stockholders also approved amendments to our charter to provide for the following:
▪	the right of any stockholder who holds in excess of 15% of the issued and outstanding shares of our voting stock on an as converted basis to request that a special meeting of stockholders be called, which special meeting must be held within 60 days of our receipt of notice of the stockholder’s request;

▪	the right of the stockholders to remove a director with or without cause by an affirmative vote of a majority of the issued and outstanding shares of our voting stock on an as converted basis entitled to elect such director;

▪	the elimination of the supermajority votes required to amend our Certificate of Incorporation and Bylaws;

▪	the limitation of the Board of Directors’ ability to set the number of directors by resolution to allow the Board of Directors to determine the size of the Board of Directors within a range of 5 to 11 directors; and

▪	additional miscellaneous clarifying and administrative revisions to our Certificate of Incorporation and Bylaws.
     The above amendments to our charter were approved by the following vote: 8,464,363 votes for, 5,027 votes against, with 1,012 votes abstaining and 2,339,114 broker non-votes.
     4. Our stockholders ratified the selection of Stonefield Josephson, Inc. as our independent auditors by the following vote: 10,804,527 votes for, 4,822 votes against with 167 votes abstaining.
ITEM 5. Other Information
None
ITEM 6. Exhibits
     The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report) are included, or incorporated by reference, in this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2007.
                                     ARDEA BIOSCIENCES, INC.

By:	/s/ BARRY D. QUART, PHARM.D.
Barry D. Quart, Pharm.D.
Chief Executive Officer

By:	/s/ DENIS HICKEY
Denis Hickey
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Document Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006.(1)

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation; and Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(3)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(4)

3.4	Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.(4)

3.5	Certificate of Ownership and Merger filed with the Delaware Secretary of State December 21, 2006. (1)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(3)

4.1	Amended and Restated Investor Rights Agreement dated October 15, 1999.(5)

4.2	Form of Stock Purchase Agreement by and between the Company and each selling stockholder, dated January 29, 2002.(6)

4.3	Form of Preferred Stock and Warrant Purchase Agreement, dated February 5, 2003, as amended on February 11, 2003.(7)

4.4	Form of Second Amendment to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, dated April 10, 2003.(8)

4.5	Form of Warrant issued by the Company pursuant to Preferred Stock and Warrant Purchase Agreement of February 5, 2003, as amended of February 11, 2003 and April 10, 2003.(8)

4.6	Form of Common Stock and Warrant Purchase Agreement, dated October 6, 2003.(9)

4.7	Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003. (9)

10.1	Ardea Biosciences, Inc. 2000 Employee Stock Purchase Plan.(10)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).*

*	Filed herewith.

†	We have applied for confidential treatment of certain provisions of this exhibit with the Securities and Exchange Commission. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 12, 2003.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 10, 2005.

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000, as subsequently amended.

(6)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(7)	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 000-29993) filed with the Securities and Exchange Commission on March 3, 2003.

(8)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 14, 2003.

(9)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on October 9, 2003.

(10)	Incorporated by reference to our Form 8-K (File No. 000-1103390) filed with the Securities and Exchange Commission on October 15, 2007.