Form 10-K
period 2007-12-31
Ardea Biosciences, Inc./DE
filed 2008-03-24
CIK 1103390

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15((d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-33734
Ardea Biosciences, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-3200380
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4939 Directors Place San Diego, CA	92121 (Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(858) 652-6500

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share	The NASDAQ Stock Market

Securities registered under Section 12(g) of the Exchange Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2007, was approximately $20.8 million. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes 6,649,360 shares held by directors, officers and stockholders whose ownership exceeds five percent of the registrant’s outstanding common stock as of June 30, 2007. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant. The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 29, 2008 was 13,338,284 shares.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K are forward-looking statements that involve a number of risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements include statements about our plans for our research and development programs, the potential characteristics of our product candidates, the ability to co-formulate our product candidates with other drugs, our ability to initiate or complete clinical trials for any of our product candidates, our ability to progress product candidates through preclinical and clinical development and commercialization, our ability to file a U.S. Investigational New Drug application, or IND, or a similar filing with the applicable regulatory agency in a foreign country, or obtain regulatory approval for marketing of any product candidate, the market opportunity for any products we may develop and the ability of those products to meet market needs or participate in such markets, the milestones or royalties payable to Valeant Research & Development, our receipt of payments from Valeant under the master services agreement, our research and development goals for 2008, our near- and long-term financial outlook, our anticipated cash usage and resources, the safety and efficacy of our product candidates and any potential products, our ability to develop and commercialize products, our ability to acquire additional product candidates, our ability to rapidly develop product candidates, our ability to manage the risks involved with drug discovery, our ability to generate internal product candidates, our ability to develop a commercialization capability or partner with other companies for the development or commercialization of product candidates, and other statements about our strategy, technologies, programs and ability to develop compounds and commercialize drugs.

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

Unless the context indicates otherwise, as used in this annual report, the terms “Ardea,” “we,” “us” and “our” refer to Ardea Biosciences, Inc., a Delaware corporation. In December 2006, Ardea changed its name from IntraBiotics Pharmaceuticals, Inc.

ITEM 1.	BUSINESS

Overview and Business Strategy

Ardea Biosciences, Inc., headquartered in San Diego, California, is a biotechnology company focused on the discovery and development of small-molecule therapeutics for the treatment of HIV, cancer and inflammatory diseases, including gout. We believe that we are well-positioned to create shareholder value through our development activities given our ability to achieve clinical proof-of-concept relatively quickly and cost-effectively in these disease areas. We are currently pursuing multiple development programs, including the following:

Product Portfolio

Product candidate	Target Indication	Development Status

RDEA806	HIV	Phase 2a
2nd generation NNRTI	HIV	Entering Phase 0
RDEA806	Gout	Entering Phase 2
RDEA119	Cancer	Phase 1
RDEA119	Inflammation	Entering Phase 1
2nd generation MEK inhibitor	Cancer/Inflammation	Phase 0

•	RDEA806 (HIV). RDEA806 is our lead non-nucleoside reverse transcriptase inhibitor (NNRTI) for the potential treatment of HIV. In vitro preclinical tests have shown RDEA806 to be a potent inhibitor of a wide range of HIV viral isolates, including isolates that are resistant to efavirenz (Sustiva®, Bristol-Myers Squibb), the most widely prescribed NNRTI, in addition to other currently available NNRTIs. Based on both preclinical and clinical data, we anticipate that this compound could be amenable to a patient-friendly oral dosing regimen, may have limited pharmacokinetic interactions with other drugs and may be readily co-formulated with other HIV antiviral drugs.

We successfully completed Phase 1 single-ascending-dose, multiple-ascending-dose, food effect, and drug-interaction clinical studies of RDEA806 in August 2007 and initiated a Phase 2a proof-of-concept trial in the fourth quarter of 2007. The Phase 2a, randomized, double-blind, placebo-controlled trial is evaluating the antiviral activity, pharmacokinetics, safety and tolerability of RDEA806 versus placebo in HIV-positive patients who are naive to antiretroviral treatment. Nine out of 12 patients in each cohort will receive RDEA806; the remaining three will receive placebo. The primary efficacy endpoint is the change from baseline in plasma viral load. Preliminary results, which include those from the first ten evaluable patients in the 400mg twice daily cohort and the first eight evaluable patients in the 600mg once daily cohort, showed the following:

•	Patients receiving 400mg twice daily had a 2.0 log placebo-adjusted mean reduction in plasma viral load;

•	Patients receiving 600 mg once daily had a 1.7 log placebo-adjusted mean reduction in plasma viral load;

•	There were no serious adverse events reported in either cohort;

•	There were no ECG-related adverse events reported in either cohort;

•	There were no discontinuations in either cohort;

•	None of the typical side effects associated with other NNRTIs were reported in either cohort, such as drug-related rash or abnormal dreams; and

•	The percentage of patients with adverse events that were possibly drug-related was lower in patients receiving drug than in those receiving placebo.

Based on these preliminary results, further cohorts of patients will be evaluated and a Phase 2b, dose-ranging study in HIV-positive patients who are naive to antiretroviral treatment will be planned for initiation in the second quarter of 2008.

•	2nd Generation NNRTI Program. The compounds in our 2nd Generation NNRTI Program are from a chemical class that is distinct from the RDEA806 chemical class. Based on early preclinical data, we believe that the compounds in our 2nd Generation NNRTI Program may have the potential to share certain of the positive attributes of RDEA806, but also appear to have even greater activity against a wide range of drug-resistant viral isolates. We plan to select a clinical candidate based on the results of a first-in-human micro-dosing (Phase 0) study in early 2008.

•	RDEA806 (Gout). In a Phase 1 multiple-ascending-dose study, RDEA806 demonstrated statistically significant, exposure-dependent reductions in serum uric acid in patients dosed for either 10 or 14 days. At the dose that resulted in the highest drug exposure, there was a 50.9% placebo-adjusted mean reduction in serum uric acid. We plan to initiate a Phase 2 dose-ranging study of RDEA806 in patients with hyperuricemia and a history of gout in the first half of 2008. We are also investigating the action moeity and mechanism of action responsible for this pharmacological effect.

•	RDEA119 (Cancer). In vitro preclinical tests have shown RDEA119 to be a potent and selective inhibitor of mitogen-activated ERK kinase, or MEK, which is believed to play an important role in cancer cell proliferation, apoptosis and metastasis. In vivo preclinical tests have shown RDEA119 to have potent anti-tumor activity. Preclinical data also suggest that RDEA119 may have favorable pharmaceutical properties, including the potential for convenient oral dosing. We initiated a Phase 1 study of RDEA119 in advanced cancer patients in November 2007.

•	RDEA119 (Inflammation). In vitro preclinical tests have shown RDEA119 to be a potent and selective inhibitor of MEK, which is believed to play an important role in inflammatory cell signaling. In vivo preclinical tests have shown RDEA119 to have potent anti-inflammatory activity. Preclinical data also suggest that RDEA119 may have favorable pharmaceutical properties, including the potential for convenient oral dosing. We plan to initiate in the first half of 2008 a Phase 1 study of RDEA119 in healthy volunteers that will include the evaluation of RDEA119’s effect on pro-inflammatory biomarkers.

•	2nd Generation MEK Inhibitor Program. The compounds in our 2nd Generation MEK Inhibitor Program are from several chemical classes that are distinct from the RDEA119 chemical class. Based on early preclinical data, we believe that the compounds in our 2nd Generation MEK Inhibitor Program may have the potential to share certain of the positive attributes of RDEA119, but also appear to have even greater potency. We assessed a 2nd Generation MEK Inhibitor in a Phase 0 study in the first quarter of 2008. We plan to select a clinical candidate from this program in 2008.

Market Opportunity

We believe that there is a significant market opportunity for our products, should they be successfully developed, approved and commercialized.

In 2007, the worldwide market for HIV antivirals was approximately $8.1 billion, according to Decision Resources. While the treatment of HIV has improved dramatically over the past decade, we believe that there remains a significant need for new treatments that are effective against drug-resistant virus, well-tolerated and convenient to take.

We believe that there is a significant need for new treatments for the prevention of gout, a painful and debilitating disease caused by abnormally elevated levels of uric acid. Approximately three-to-five million Americans suffer from gout, many of whom do not achieve a target reduction in uric acid with current treatments.

We also believe that there is a growing interest in the potential for targeted therapies, including kinase inhibitors, for the treatment of both cancer and inflammatory disease. Sales of products used in the treatment of cancer are expected to exceed $45 billion in 2008, according to IMS Health Incorporated, fueled by strong acceptance of innovative and effective targeted therapies. In 2007, the worldwide market for targeted therapies for inflammatory diseases was more than $8.6 billion. Given the role that MEK appears to play in cancer and inflammatory diseases and the increasing preference for oral therapies, we believe that RDEA119 and our 2nd Generation MEK inhibitors, if successfully developed, approved and commercialized, could participate in these growing markets.

Company History

We were incorporated in the State of Delaware in 1994. From our inception through May 5, 2005, we devoted substantially all of our efforts to the research and development of anti-microbial drugs and generated no product revenues. From the fourth quarter of 2002 until June 2004, we focused our attention on developing Iseganan, an anti-microbial peptide, for the prevention of ventilator-associated pneumonia, or VAP. In June 2004, we discontinued our clinical trial of Iseganan for the prevention of VAP following a recommendation of our independent data monitoring committee. Subsequently, we terminated the Iseganan development program, laid off our work force, and engaged Hickey & Hill, Inc. of Lafayette, California, a firm specializing in managing companies in transition, to assume the responsibilities of our day-to-day administration while our Board of Directors evaluated strategic alternatives in the biotechnology industry.

On December 21, 2006, we acquired intellectual property and other assets related to the RDEA806 Program, the 2nd Generation NNRTI Program, the RDEA119 Program and the 2nd Generation MEK Inhibitor Program from Valeant Research & Development, Inc. (“Valeant”), hired a new senior management team and changed our name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc.

In consideration for the assets purchased from Valeant, subject to certain conditions, Valeant has the right to receive development-based milestone payments and sales-based royalty payments from us. There is one set of milestones for the RDEA806 Program and the 2nd Generation NNRTI Program and a separate set of milestones for the RDEA119 Program and the 2nd Generation MEK Inhibitor Program. Assuming the successful commercialization of a product incorporating RDEA806 or a compound from the 2nd Generation NNRTI Program, this set of milestone payments could total $25 million. Assuming the successful commercialization of a product incorporating RDEA119 or a compound from the 2nd Generation MEK Inhibitor Program, this set of milestone payments could total $17 million. For each program, milestones are paid only once regardless of how many compounds are developed or commercialized. In each program, the first milestone payment of $1.0 million to $2.0 million would be due after the first patient is dosed in the first Phase 2b study, and approximately 80% of the total milestone payments would be due upon FDA acceptance and approval of a NDA. The royalty rates on all products are in the mid-single digits. We agreed to further develop the programs with the objective of obtaining marketing approval in the United States, the United Kingdom, France, Spain, Italy and Germany.

Valeant also has the right to exercise a one-time option to repurchase commercialization rights in territories outside the U.S. and Canada (the “Valeant Territories”) to the first NNRTI compound derived from the acquired intellectual property to complete a Phase 2b study in HIV. If Valeant exercises this option, which it can do following the completion of a Phase 2b HIV study, but prior to the initiation of Phase 3 studies, we would be responsible for completing the Phase 3 studies and for the registration of the product in the U.S. and European Union. Valeant would pay us a $10 million option fee, up to $21 million in milestone payments based on regulatory approvals, and a mid-single-digit royalty on product sales in the Valeant Territories.

We also entered into a master services agreement with Valeant under which we will advance a preclinical program in the field of neuropharmacology on behalf of Valeant. Under the agreement, which has a two-year term, subject to Valeant’s option to terminate the agreement after the first year, Valeant will pay us quarterly payments totaling up to $3.5 million per year to advance the program, and we are entitled to development-based milestone payments of up to $1.0 million. The first milestone totaling $500,000 was reached in July 2007 when a clinical candidate was selected from the compounds Ardea had designed under this agreement. With the earlier-than-anticipated identification of a compound meeting all the criteria described in the agreement to be necessary for clinical development, resources have been shifted away from designing new compounds. Accordingly, we earned research support payments of approximately $2,595,000 in 2007, which together with the aforementioned milestone payment resulted in total revenues of $3,095,000 for 2007. Valeant will own all intellectual property and commercial rights under this research program. We are in discussions with Valeant regarding future research activities to be conducted during the second year of this agreement.

On December 19, 2007, we raised $40.0 million by selling 3,018,868 unregistered shares of newly issued common stock, $0.001 par value, at $13.25 per share. This resulted in net cash proceeds of $37.2 million after placement fees and issuance costs of $2.8 million. On January 18, 2008, we filed a registration statement with the SEC covering the resale of these shares. This registration statement was declared effective by the SEC on February 1, 2008.

We have established a wholly owned subsidiary in the Untied Kingdom to obtain scientific advice and conduct clinical trials in the European Union.

Financial Outlook

As of December 31, 2007, we had a total of $66.2 million in cash, cash equivalents and short-term investments. Excluding any funds that we may receive from future business development activities, we anticipate 2008 net cash usage to be between $45 and $50 million. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary. For more information on our financial position, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this annual report.

Research and Development Expenses

Our research and development expenses for the three years ended December 31, 2007, 2006 and 2005 were $23.1 million, $0.1 million, and $0.3 million, respectively. Research and development expenses increased substantially in 2007 as we advanced our preclinical and clinical programs.

Clinical Supplies and Manufacturing

We have no in-house manufacturing capabilities. We rely on third-party contract manufacturers to produce our product candidates to support our development programs. Our clinical trial material, critical to our operations, is purchased from various companies and suppliers.

Sales and Marketing

We do not currently have sales or marketing capabilities. In order to commercially market any pharmaceutical product that we successfully advance through preclinical and clinical development and for which we obtain regulatory approval, we must either develop a sales and marketing infrastructure or collaborate with third parties with sales and marketing capabilities. Because of the early stage of the pharmaceutical development programs, we have not yet developed a sales and marketing strategy for any pharmaceutical products that we may develop.

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

Any products that we may develop or discover will compete in highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical and personnel resources than we do, and they may succeed in developing products that may render our products and those of our collaborators obsolete or non-competitive. In addition, many of our competitors have significantly greater experience than we do in their respective fields.

Intellectual Property

Our success will depend in large part on our ability to:

•	obtain and maintain international and domestic patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;

•	prosecute and defend our patents;

•	preserve our trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

We intend to continue to seek appropriate patent protection for the lead product candidates in our research and development programs and their uses by filing patent applications in the United States and other selected countries. We intend for these patent applications to cover, where possible, claims for composition of matter, medical uses, processes for preparation and formulations.

We own a total of 10 pending U.S. patent applications, 6 pending U.S. provisional applications, 5 PCT’s and 53 pending foreign patent applications.

Although we believe that our rights under patent applications we own provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes, and may not be able to obtain patents from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Any patents or patent rights that we obtain may be circumvented, challenged or invalidated by our competitors.

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

In the United States, the Food and Drug Administration, or FDA, regulates pharmaceutical products. FDA regulations govern the testing, manufacturing, advertising, promotion, labeling, sale and distribution of pharmaceutical products, and generally require approval of new drugs through a rigorous process. We also may be subject to foreign regulatory requirements governing clinical trials and drug product sales if products are studied or marketed abroad. The approval process outside the United States varies from jurisdiction to jurisdiction and the time required may be longer or shorter than that required for FDA approval.

Regulation in the United States

The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any of our products will ever obtain approval. The FDA approval process for new drugs includes, without limitation:

•	preclinical studies;

•	submission of an IND for clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission of a New Drug Application, or NDA, to obtain marketing approval;

•	review of the NDA; and

•	inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations.

The NDA must include comprehensive and complete descriptions of the preclinical testing, clinical trials and the chemical, manufacturing and control requirements of a drug that enable the FDA to determine the drug’s safety and efficacy. A NDA must be submitted, filed and approved by the FDA before any product that we may successfully develop can be marketed commercially in the United States.

Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and effectiveness of the product. Most of these studies must be performed according to good laboratory practices. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND. Clinical trials may begin 30 days after the IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We have filed and received approval for INDs for our lead clinical candidates, RDEA806 and RDEA119, and expect to file additional INDs during calendar 2008. We are required to file an IND before we can commence any clinical trials for our product candidates in the United States.

We cannot assure you that submission of an IND for any of our preclinical product candidates will result in authorization to commence clinical trials. Nor can we assure you that any of our current or future clinical trials will result in marketing approval. Clinical trials involve the administration of the product candidate that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator. Each clinical trial must be reviewed and approved by an independent institutional review board at each institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors, safety of human subjects and the possible liability of the institution. Also, clinical trials must be performed according to good clinical practices. Good clinical practices are enumerated in FDA regulations and guidance documents.

Clinical trials typically are conducted in sequential phases: Phases 1, 2 and 3, with Phase 4 studies conducted after approval. Drugs for which Phase 4 studies are required include those approved under accelerated approval regulations. The phases may overlap.

In Phase1 clinical trials, a drug is usually tested on a small number of healthy volunteers to determine safety, any adverse effects, proper dosage, absorption, metabolism, distribution, excretion and other drug effects.

In Phase 2 clinical trials, a drug is usually tested on a limited number of subjects (generally up to several hundred subjects) to preliminarily evaluate the efficacy of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks.

In Phase 3 clinical trials, a drug is usually tested on a larger number of subjects (up to several thousand), in an expanded patient population and at multiple clinical sites. The FDA may require that we suspend clinical trials at any time on various grounds, including if the FDA makes a finding that the subjects are being exposed to an unacceptable health risk.

In Phase 4 clinical trials or other post-approval commitments, additional studies and patient follow-up are conducted to gain experience from the treatment of patients in the intended therapeutic indication. Additional studies and follow-up are also conducted to document a clinical benefit where drugs are approved under accelerated approval regulations and based on surrogate endpoints. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. Failure to promptly conduct Phase 4 clinical trials and follow-up could result in expedited withdrawal of products approved under accelerated approval regulations.

The facilities, procedures and operations for any of our contract manufacturers must be determined to be adequate by the FDA before product approval. Manufacturing facilities are subject to inspections by the FDA for compliance with cGMP, licensing specifications and other FDA regulations before and after a NDA has been approved. Foreign manufacturing facilities are also subject to periodic FDA inspections or inspections by foreign regulatory authorities. Among other things, the FDA may withhold approval of NDAs or other product applications of a facility if deficiencies are found at the facility. Vendors that may supply us with finished products or components used to manufacture, package and label products are subject to similar regulations and periodic inspections.

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

Other Laws

We are also subject to other federal, state and local laws of general applicability, such as laws regulating working conditions, and various federal, state and local environmental protection laws and regulations, including those governing the discharge of material into the environment.

Employees

As of December 31, 2007, we had 73 employees (59 engaged in research and development and 14 engaged in general and administrative activities), all of whom are located in California. We believe our relations with our employees are good, but there is no guarantee that we will be able to retain such employees.

Company Information

Our corporate offices and our research and development facilities are located at 4939 Directors Place, San Diego, California 92121, and our telephone number is (858) 652-6500. Our corporate website is www.ardeabio.com.

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

Our accumulated deficit as of December 31, 2007 was $261.5 million, and we expect to incur substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to research and development and preclinical and clinical testing of compounds. We expect that the amounts paid to advance the preclinical and clinical development of our product candidates, including to further develop RDEA806 and RDEA119, will increase materially in 2008. Any compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, RDEA806 and RDEA119, and any other compounds we advance into further development, may never be approved for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.

We are not currently profitable and may never become profitable.

To date, we have generated limited revenues and we do not anticipate generating significant revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to advance our product candidates, including RDEA806 and RDEA119, into further preclinical testing and clinical trials, expand our research and development activities and acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our long-term ability to earn product revenue depends on our ability to successfully advance our product candidates through clinical development and regulatory approval and to identify and obtain new products or product candidates through internal development or licenses from third parties. If the development programs we acquired from Valeant and our internal development programs are not successful, we will need to obtain rights to new products or product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:

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

Even if we successfully initiate and complete clinical trials for any product candidate, there are no assurances that we will be able to submit or obtain FDA approval of a new drug application.

There can be no assurance that if our clinical trials of any potential product candidate are successfully initiated and completed, we will be able to submit a new drug application, or NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. If we are unable to submit a NDA with respect to any future product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject NDAs and requires additional clinical trials, even when drug candidates performed well or achieved favorable results in clinical trials. If we fail to commercialize any future product candidate in clinical trials, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

We believe that our existing cash and cash equivalents will be adequate to fund our anticipated levels of operations through at least the next 12 months. However, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In particular, because most of our resources for the foreseeable future will be used to advance our product candidates, we may not be able to accurately anticipate our future research and development funding needs. We will need to raise substantial additional capital within the next twelve to fifteen months to, among other things:

•	fund our research, discovery and development programs;

•	advance our product candidates into and through clinical trials and the regulatory review and approval process;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.

Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the rate of progress and cost of our research and development activities;

•	whether Valeant terminates our master services agreement after the first year or reduces the amount of services that we provide to Valeant;

•	the scope, prioritization and number of preclinical studies and clinical trials we pursue;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

•	the effects of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or license new technologies, products or product candidates.

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

Our ability to develop and commercialize any products we may develop will depend in part on our ability to manufacture, or arrange for collaborators or other parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently do not have any significant manufacturing arrangements or agreements, as our current product candidates will not require commercial-scale manufacturing for at least several years, if ever. Our inability to enter into or maintain manufacturing agreements with collaborators or capable contract manufacturers on acceptable terms could delay or prevent the development and commercialization of our products, which would adversely affect our ability to generate revenues and would increase our expenses.

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

We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery and development programs depend on our ability to attract and retain highly skilled chemists, biologists and preclinical personnel, especially in the fields of HIV, cancer and inflammatory diseases. If we are unable to hire or retain these employees, we may not be able to advance our research and development programs at the pace we anticipate, and we may not be able to perform our obligations under our master services agreement with Valeant. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently we do not have employment agreements with any employees or members of senior management that provide us any guarantee of their continued employment. If we lose members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.

Our quarterly results and stock price may fluctuate significantly.

We expect our results of operations and future stock price to be subject to quarterly fluctuations. During 2007, our closing stock prices ranged from a low of $4.24, to a high of $15.34. The level of our revenues, if any, our results of operations and our stock price at any given time will be based primarily on the following factors:

•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into with collaborators and the timely payment by potential commercial collaborators of any amounts payable to us or by us to Valeant or any other party, including the milestone payments that we may make to Valeant;

•	whether Valeant terminates our master services agreement after the first year or reduces the amount of services that we provide to Valeant;

•	the addition or termination of research or development programs or funding support;

•	the status of development of our product candidates, including results of preclinical studies and any future clinical trials;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period;

•	our execution of collaborative, licensing or other arrangements, and the timing and accounting treatment of payments we make or receive under these arrangements;

•	our recommendation of additional compounds for preclinical development; and

•	fluctuations in the stock prices of other companies in the biotechnology and pharmaceuticals industries and in the financial markets generally.

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

In 2006, we completed the acquisition of our pharmaceutical research and development programs, including our most advanced product candidates, from Valeant and there is no guarantee that we will be able to successfully develop the acquired product candidates. We may attempt to acquire businesses, technologies, services or other products or in-license technologies that we believe are a strategic fit with our existing development programs, at the appropriate time and as resources permit. In any acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. These operational and financial risks include:

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

Moving our research and development operations was costly and may be disruptive.

At the end of February 2008, we relocated our research and development activities from our former Costa Mesa, California facility to a building in San Diego, California. The relocation of our operations involved significant expense and may result in on-going disruptions to our operations and the loss of personnel who would be costly to replace. The loss of employees could also have a significant impact on the continuity and progress of our research and development programs. The costs and possible disruptions that may result from this recent relocation may adversely impact our operating results and cash position, interrupt continuing operations, delay or prevent the commercialization of our products and adversely affect our ability to generate revenues, any of which could prevent us from achieving profitability.

Earthquake damage to our facilities could delay our research and development efforts and adversely affect our business.

Our new research and development facility in San Diego, California, is located in a seismic zone, and there is the possibility of an earthquake, which could be disruptive to our operations and result in delays in our research and development efforts. In the event of an earthquake, if our facilities or the equipment in our facilities are significantly damaged or destroyed for any reason, we may not be able to rebuild or relocate our facility or replace any damaged equipment in a timely manner and our business, financial condition and results of operations could be materially and adversely affected.

Valeant’s exercise of its option to repurchase commercialization rights in territories outside the United States and Canada could limit the market for our products and adversely affect our business.

Under the asset purchase agreement that we entered into with Valeant on December 21, 2006, Valeant retains a one-time option to repurchase commercialization rights in the Valeant Territories for our first NNRTI derived from the acquired intellectual property to advance to a Phase 2b HIV clinical trial. If Valeant exercises this option, which it can do following the completion of Phase 2b clinical trials, but prior to the initiation of Phase 3 clinical trials, Valeant would pay us a $10.0 million option fee, up to $21.0 million in milestone payments based on regulatory approvals, and a mid-single-digit royalty on product sales in the Valeant Territories. However, Valeant would then own all commercialization rights in the Valeant Territories, which may adversely impact the amount of aggregate revenue we may be able to generate from sales of our products and may negatively impact our potential for long-term growth. Also, if Valeant exercises its option to repurchase commercialization rights in the Valeant Territories and experiences difficulties in commercializing our NNRTI products in these Territories, then our commercialization efforts in the U.S. and Canada may be adversely impacted.

Failure to comply with our minimum commitments under the asset purchase agreement with Valeant could expose us to potential liability or otherwise adversely affect our business.

We agreed to use reasonable efforts to develop the product candidates in the pharmaceutical research and development programs we acquired from Valeant, with the objective of obtaining marketing approval for the lead product candidates from RDEA806 Program and the 2nd Generation NNRTI Program and the RDEA119 Program and 2nd Generation MEK Inhibitor Program in the United States, the United Kingdom, France, Spain, Italy and Germany. Our efforts will be designed to consistently advance the program with the goal of achieving the first milestone event within 24 months of the closing of the transaction with Valeant. If we fail to make sufficient effort to develop the product candidates, then we may be subject to a potential lawsuit or lawsuits from Valeant under the asset purchase agreement. If such a lawsuit were filed, our reputation within the pharmaceutical research and development community may be negatively impacted and our business may suffer.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires on-going management assessments, beginning with the year ended December 31, 2007, of the effectiveness of our internal controls over financial reporting and, beginning with the year ending December 31, 2009, a report by our independent auditors that both addresses management’s assessments and provides our independent auditor’s assessment of the effectiveness of our internal controls. Testing and maintaining internal controls involves significant costs and can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in cost-effective control systems, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

Risks Related to Our Industry

Because our product candidates and development and collaboration efforts depend on our intellectual property rights, adverse events affecting our intellectual property rights will harm our ability to commercialize products.

Our commercial success depends on obtaining and maintaining patent protection and trade secret protection of our product candidates and their uses, as well as successfully defending these patents against third-party challenges. We will only be able to protect our product candidates and their uses from unauthorized use by third parties to the extent that valid and enforceable patents or effectively protected trade secrets cover them.

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

Patent applications in the U.S. are maintained in confidence for at least 18 months after their filing. Consequently, we cannot be certain that the patent applications we are pursuing will lead to the issuance of any patent or be free from infringement or other claims from third parties. In the event that a third party has also filed a U.S. patent application relating to the product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

If our competitors develop treatments for HIV, cancer or inflammatory diseases, including gout, that are approved faster, marketed better or demonstrated to be more effective than any products that we may develop, our commercial opportunity will be reduced or eliminated.

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

We will face an inherent risk of product liability exposure when we begin testing our product candidates in human clinical trials, and we will face an even greater risk if we sell our product candidates commercially. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities, our reputation may be harmed and we may be unable to commercialize our product candidates.

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

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our research and drug discovery and development programs. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability as a result, our research and drug discovery and development programs may be adversely affected and the further development of our product candidates may be delayed. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

Risks Related to Our Common Stock

Directors, executive officers, principal stockholders and affiliated entities beneficially own or control approximately 70% of our outstanding voting common and preferred stock and together control our activities.

As of December 31, 2007, our directors, executive officers, principal stockholders and affiliated entities beneficially owned or controlled securities representing, in the aggregate, approximately 70% of our common equivalent shares, including approximately 2.3 million shares underlying outstanding convertible preferred stock and options or warrants exercisable within 60 days of December 31, 2007. These stockholders, if they determine to vote in the same manner, would control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.

Future sales of our common stock may cause our stock price to decline.

Our principal stockholders and affiliated entities hold a substantial number of shares of our common stock that they are able to sell in the public market. In addition, they own all of our Series A Preferred Stock, which is convertible as of December 31, 2007 into 1,578,346 shares of common stock, and outstanding warrants exercisable as of December 31, 2007 into 97,600 shares of common stock. The conversion of Series A Preferred Stock, exercise of warrants, or sales by our current stockholders of a substantial number of shares, or the expectation that such conversions, exercises and/or sales may occur, could significantly reduce the market price of our common stock.

The holders of our Series A preferred stock have a liquidation preference and other rights that are adverse to the interests of our common stockholders and could be detrimental to our business.

The holders of our Series A preferred stock have rights to designate two members of our Board of Directors. In addition, upon our liquidation or dissolution (including by way of a merger, acquisition or sale of all or substantially all of our assets), the holders of our Series A preferred stock are entitled to receive a liquidation preference in an amount equal to the greater of (i) $10,000 per share of Series A preferred stock plus any declared but unpaid dividends thereon, or (ii) the amount that would have been paid had each such share of Series A preferred stock been converted to common stock immediately prior to such liquidation or dissolution. As of December 31, 2007, this liquidation preference was $3.0 million. The holders of Series A preferred stock also have a right of first refusal to purchase their pro rata portion of any equity securities we propose to offer to any person. Such right of first refusal is subject to certain customary exclusions, including shares issued pursuant to any options or other stock awards granted to our employees, directors or consultants, equipment leasing arrangements, debt financings, strategic financings and public offerings that have been approved by our Board of Directors. The holders of Series A preferred stock are also entitled to receive cumulative dividends at the rate of 8% per annum of the original per share price of the Series A preferred stock, prior to and in preference to any declaration or payment of a dividend to the holders of common stock. The dividends on the currently outstanding 300 shares of Series A preferred stock are cumulating at a total of $240,000 per year and are payable in common stock. Additionally, each share of Series A preferred stock automatically converts into shares of common stock on the tenth day after the day that the closing sale price of our common stock on the NASDAQ Global Market (formerly the NASDAQ National Market) has reached at least $8.28 and has remained at such level for 20 consecutive trading days. If any of the rights and preferences listed above become available to the holders of Series A preferred stock, our common stockholders will be adversely affected.

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

In October 2007, we entered into a seven-year sublease for 52,000 square feet of space located at 4939 Directors Place in San Diego, California 92121, at a monthly base rent of approximately $78,000. This sublease commenced on March 1, 2008 and will expire 84 months thereafter, unless terminated earlier as provided in the sublease. At the end of February 2008, we relocated both our corporate offices and our research and development activities (formerly located in Carlsbad and Costa Mesa, California, respectively) to this building. We have an option to extend the term of the sublease until March 31, 2017, at a rental rate to be determined as set forth in the sublease.

Our lease for 2,900 square feet of space in Carlsbad, California expires December 31, 2008. The monthly rent for this space is approximately $6,000. We presently are seeking to terminate this lease or sublease this facility for the remainder of its lease term.

In December 2006, we entered into a lease for our Costa Mesa research facility. This leased property has been used in connection with our research and development activities. The facility occupies approximately 64,000 square feet of laboratory and office space, and the monthly base rent was approximately $90,000. The lease expires in March 2008, and we vacated the property on February 29, 2008.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock began trading on the NASDAQ Global Market (then known as the NASDAQ National Market) on March 28, 2000, under the symbol “IBPI.” On October 14, 2005, our stock was delisted from the NASDAQ Global Market and began trading over-the-counter on the “pink sheets”. Our trading symbol was changed in January of 2007 to “ARDC.” In October 2007, our common stock was listed on the NASDAQ Capital Market under the trading symbol “RDEA”. We have recently applied for listing on the NASDAQ Global Market.

Information regarding the market prices of our common stock is set forth below.

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth

Stock sales prices per share:
High	$6.45	$6.05	$9.10	$15.34	$3.70	$3.70	$3.99	$4.37
Low	$4.24	$4.60	$5.50	$7.00	$3.35	$3.42	$3.46	$3.70

Holders

As of February 29, 2008, there were 117 holders of record of our common stock. We estimate that, included within the holders of record, there are approximately 1,725 beneficial owners of our common stock. As of December 31, 2007, the closing price for our common stock was $15.30.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to all of our equity compensation plans in effect as of December 31, 2007:

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,180,893	$5.78	1,809,072	(d)

Equity compensation plans not approved by security holders	—	—	128,184

Total	2,180,893	$5.78	1,937,256

(d)	Includes 589,379 shares reserved for issuance under the Employee Stock Purchase Plan.

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

Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2002 for (i) our common stock, (ii) the NASDAQ Composite Index, and (iii) the NASDAQ Biotechnology Index. Prior to December 21, 2006, our name was “IntraBiotics Pharmaceuticals, Inc.” and prior to January 22, 2007, our common stock was traded under the symbol “IBPI”. All values assume the investment of all dividends (although dividends have not been declared on our common stock) and are calculated as of December 31st of each year. The stock price performance shown in the graph is not indicative of future stock price performance.

This information, including the below graph, is not “soliciting material” or deemed to be “filed” with the Securities and Exchange Commission, and is not incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, without regard to any general incorporation language contained in such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ardea Biosciences, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Statement of Operations Data:
Collaboration Revenues	$3,095	$—	$—	$—	$—

Operating expenses:
Research and development	23,103	72	255	11,519	7,727
General and administrative	7,566	2,674	2,980	4,819	5,782
Restructuring and other charges	—	—	648	858	—

Total operating expenses	30,669	2,746	3,883	17,196	13,509

Operating loss	(27,574)	(2,746)	(3,883)	(17,196)	(13,509)
Interest income	2,128	2,377	1,502	700	166
Other income/(expense), net	375	2	(1)	(204)	31
Change in fair value on revaluation of warrants	—	—	(789)	—	—

Net loss	(25,071)	(367)	(3,171)	(16,700)	(13,312)
Non-cash deemed dividend related to beneficial conversion feature of Series A preferred stock	—	—	—	—	(1,436)
Non-cash dividends on Series A preferred stock	(240)	(240)	(240)	(260)	(182)

Net loss applicable to common stockholders	$(25,311)	$(607)	$(3,411)	$(16,960)	$(14,930)

Basic and diluted net loss per share applicable to common stockholders	$(2.55)	$(0.07)	$(0.37)	$(2.24)	$(4.01)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	9,934	9,326	9,134	7,559	3,720

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$66,215	$48,669	$48,830	$50,743	$26,644
Working capital	62,548	48,338	48,820	50,462	25,424
Total assets	68,840	50,240	49,171	51,185	27,326
Accumulated deficit	(261,488)	(236,177)	(235,570)	(232,159)	(215,199)
Total stockholders’ equity	63,739	49,064	48,820	50,508	25,628

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are focused on the discovery and development of small-molecule therapeutics for the treatment of HIV, cancer and inflammatory diseases, including gout. We believe that we are well-positioned to create shareholder value through our development activities given our ability to achieve clinical proof-of-concept relatively quickly and cost-effectively in these disease areas. We are currently pursuing multiple development programs, including the following:

•	RDEA806 (HIV). RDEA806 is our lead non-nucleoside reverse transcriptase inhibitor (NNRTI) for the potential treatment of HIV. In vitro preclinical tests have shown RDEA806 to be a potent inhibitor of a wide range of HIV viral isolates, including isolates that are resistant to efavirenz (Sustiva ®, Bristol-Myers Squibb), the most widely prescribed NNRTI, in addition to other currently available NNRTIs. Based on both preclinical and clinical data, we anticipate that this compound could be amenable to a patient-friendly oral dosing regimen, may have limited pharmacokinetic interactions with other drugs and may be readily co-formulated with other HIV antiviral drugs.

We successfully completed Phase 1 single-ascending-dose, multiple-ascending-dose, food effect, and drug-interaction clinical studies of RDEA806 in August 2007 and initiated a Phase 2a proof-of-concept trial in the fourth quarter of 2007. The Phase 2a, randomized, double-blind, placebo-controlled trial is evaluating the antiviral activity, pharmacokinetics, safety and tolerability of RDEA806 versus placebo in HIV-positive patients who are naive to antiretroviral treatment. Nine out of 12 patients in each cohort will receive RDEA806; the remaining three will receive placebo. The primary efficacy endpoint is the change from baseline in plasma viral load. Preliminary results, which include those from the first ten evaluable patients in the 400mg twice daily cohort and the first eight evaluable patients in the 600mg once daily cohort, showed the following:

•	Patients receiving 400mg twice daily had a 2.0 log placebo-adjusted mean reduction in plasma viral load;

•	Patients receiving 600 mg once daily had a 1.7 log placebo-adjusted mean reduction in plasma viral load;

•	There were no serious adverse events reported in either cohort;

•	There were no ECG-related adverse events reported in either cohort;

•	There were no discontinuations in either cohort;

•	None of the typical side effects associated with other NNRTIs were reported in either cohort, such as drug-related rash or abnormal dreams; and

•	The percentage of patients with adverse events that were possibly drug-related was lower in patients receiving drug than in those receiving placebo.

Based on these preliminary results, further cohorts of patients will be evaluated and a Phase 2b, dose-ranging study in HIV-positive patients who are naive to antiretroviral treatment will be planned for initiation in the second quarter of 2008.

•	2nd Generation NNRTI Program. The compounds in our 2nd Generation NNRTI Program are from a chemical class that is distinct from the RDEA806 chemical class. Based on early preclinical data, we believe that the compounds in our 2nd Generation NNRTI Program may have the potential to share certain of the positive attributes of RDEA806, but also appear to have even greater activity against a wide range of drug-resistant viral isolates. We plan to select a clinical candidate based on the results of a first-in-human micro-dosing (Phase 0) study in early 2008.

•	RDEA806 (Gout). In a Phase 1 multiple-ascending-dose study, RDEA806 demonstrated statistically significant, exposure-dependent reductions in serum uric acid in patients dosed for either 10 or 14 days. At the dose that resulted in the highest drug exposure, there was a 50.9% placebo-adjusted mean reduction in serum uric acid. We plan to initiate a Phase 2 dose-ranging study of RDEA806 in patients with hyperuricemia and a history of gout in the first half of 2008. We are also investigating the active moeity and mechanism of action responsible for this pharmacological effect.

•	RDEA119 (Cancer). In vitro preclinical tests have shown RDEA119 to be a potent and selective inhibitor of mitogen-activated ERK kinase, or MEK, which is believed to play an important role in cancer cell proliferation, apoptosis and metastasis. In vivo preclinical tests have shown RDEA119 to have potent anti-tumor activity. Preclinical data also suggest that RDEA119 may have favorable pharmaceutical properties, including the potential for convenient oral dosing. We initiated a Phase 1 study of RDEA119 in advanced cancer patients in November 2007.

•	RDEA119 (Inflammation). In vitro preclinical tests have shown RDEA119 to be a potent and selective inhibitor of MEK, which is believed to play an important role in inflammatory cell signaling. In vivo preclinical tests have shown RDEA119 to have potent anti-inflammatory activity. Preclinical data also suggest that RDEA119 may have favorable pharmaceutical properties, including the potential for convenient oral dosing. We plan to initiate in the first half of 2008 a Phase 1 study of RDEA119 in healthy volunteers that will include the evaluation of RDEA119’s effect on pro-inflammatory biomarkers.

•	2nd Generation MEK Inhibitor Program. The compounds in our 2nd Generation MEK Inhibitor Program are from several chemical classes that are distinct from the RDEA119 chemical class. Based on early preclinical data, we believe that the compounds in our 2nd Generation MEK Inhibitor Program may have the potential to share certain of the positive attributes of RDEA119, but also appear to have even greater potency. We assessed a 2nd Generation MEK Inhibitor in a Phase 0 study in the first quarter of 2008. We plan to select a clinical candidate from this program in 2008.

We were incorporated in the State of Delaware in 1994. From our inception through May 5, 2005, we devoted substantially all of our efforts to the research and development of anti-microbial drugs and generated no product revenues. From the fourth quarter of 2002 until June 2004, we focused our attention on developing Iseganan, an anti-microbial peptide, for the prevention of ventilator-associated pneumonia, or VAP. In June 2004, we discontinued our clinical trial of Iseganan for the prevention of VAP following a recommendation of our independent data monitoring committee. Subsequently, we terminated the Iseganan development program, laid off our work force, and engaged Hickey & Hill, Inc. of Lafayette, California, a firm specializing in managing companies in transition, to assume the responsibilities of our day-to-day administration while the Board of Directors evaluated strategic alternatives in the biotechnology industry.

On December 21, 2006, we acquired intellectual property and other assets related to the RDEA806 Program, the 2nd Generation NNRTI Program, the RDEA119 Program, and the 2nd Generation MEK Inhibitor Program from Valeant Research & Development, Inc. (“Valeant”) hired a new senior management team and changed our name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc.

In consideration for the assets purchased from Valeant, subject to certain conditions, Valeant has the right to receive development-based milestone payments and sales-based royalty payments from us. There is one set of milestones for the RDEA806 Program and the 2nd Generation NNRTI Program and a separate set of milestones for the RDEA119 Program and the 2nd Generation MEK Inhibitor Program. Assuming the successful commercialization of a product incorporating RDEA806 or a compound from the 2nd Generation NNRTI Program, this set of milestone payments could total $25 million. Assuming the successful commercialization of a product incorporating

RDEA119 or a compound from the 2nd Generation MEK Inhibitor Program, this set of milestone payments could total $17 million. For each program, milestones are paid only once regardless of how many compounds are developed or commercialized. In each program, the first milestone payment of $1.0 million to $2.0 million would be due after the first patient is dosed in the first Phase 2b study, and approximately 80% of the total milestone payments would be due upon FDA acceptance and approval of a NDA. The royalty rates on all products are in the mid-single digits. We agreed to further develop the programs with the objective of obtaining marketing approval in the United States, the United Kingdom, France, Spain, Italy and Germany.

Valeant also has the right to exercise a one-time option to repurchase commercialization rights in the Valeant Territories to the first NNRTI compound derived from the acquired intellectual property to complete a Phase 2b study in HIV. If Valeant exercises this option, which it can do following the completion of a Phase 2b HIV study, but prior to the initiation of Phase 3 studies, we would be responsible for completing the Phase 3 studies and for the registration of the product in the U.S. and European Union. Valeant would pay us a $10 million option fee, up to $21 million in milestone payments based on regulatory approvals, and a mid-single-digit royalty on product sales in the Valeant Territories.

We also entered into a master services agreement with Valeant under which we will advance a preclinical program in the field of neuropharmacology on behalf of Valeant. Under the agreement, which has a two-year term, subject to Valeant’s option to terminate the agreement after the first year, Valeant will pay us quarterly payments totaling up to $3.5 million per year to advance the program, and we are entitled to development-based milestone payments of up to $1.0 million. The first milestone totaling $500,000 was reached in July 2007 when a clinical candidate was selected from the compounds Ardea had designed under this agreement. With the earlier-than-anticipated identification of a compound meeting all the criteria described in the agreement to be necessary for clinical development, resources have been shifted away from designing new compounds. Accordingly, we earned research support payments of approximately $2,595,000 in 2007, which together with the aforementioned milestone payment resulted in total revenues of $3,095,000 for 2007. Valeant will own all intellectual property and commercial rights under this research program. We are in discussions with Valeant regarding future research activities to be conducted during the second year of this agreement.

On December 19, 2007, we raised $40.0 million by selling 3,018,868 unregistered shares of newly issued common stock, $0.001 par value, at $13.25 per share. This resulted in net cash proceeds of $37.2 million after placement fees and issuance costs of $2.8 million. On January 18, 2008, we filed a registration statement with the SEC covering the resale of these shares. This registration statement was declared effective by the SEC on February 1, 2008.

We have established a wholly owned subsidiary in the Untied Kingdom to obtain scientific advice and conduct clinical trials in the European Union.

Capitalization

Common Stock

We are authorized to issue 70,000,000 shares of common stock, of $0.001 par value, of which, as of December 31, 2007, 13,312,686 shares were issued and outstanding.

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, of $0.001 par value. As of December 31, 2007, 300 shares of Series A preferred stock were issued and outstanding.

Each share of Series A preferred stock is convertible into approximately 5,261.15 shares of common stock at any time, which represents a conversion price of $1.90 per share. As of December 31, 2007, the 300 shares of Series A preferred stock outstanding were convertible into 1,578,346 shares of common stock. This conversion may occur at any time. In addition, each share of Series A preferred stock automatically converts into shares of common stock on the tenth day after the day that the closing sale price of our common stock on the NASDAQ Global Market (formerly the NASDAQ National Market) has reached at least $8.28 and has remained at such level for 20 consecutive trading days.

The holders of Series A preferred stock are also entitled to receive quarterly dividends at the annual rate of $800 per share of Series A preferred stock. The dividend is to be paid in common stock based on the average of the closing sales prices of the common stock for the five trading days immediately preceding and ending on the last trading day prior to the date the dividends are payable.

Warrants

Warrants to purchase 354,800 shares of our common stock at an exercise price of $10.85 per share were outstanding as of December 31, 2007. These warrants expire on October 10, 2008.

Common Stock Reserved for Future Issuance

As of December 31, 2007, in addition to the 13,312,686 shares of common stock issued and outstanding, we had reserved an additional 6,051,295 shares of common stock for issuance under the following arrangements:

Equity incentive plans	3,528,770
Employee stock purchase plan	589,379
Warrants	354,800
Series A convertible preferred stock	1,578,346

Total shares reserved for future issuance	6,051,295

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

Management believes the following critical accounting policies reflect their more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

Our revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Amounts received for research funding are recognized as revenues as the services are performed. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement.

Stock-Based Compensation

Effective January 1, 2006, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) 123(R) — “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation” which superseded Accounting Principles Board (“APB”) Opinion No. 25,

“Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions where an entity exchanges its equity instruments for goods or services. The principal focus of SFAS 123(R) is the accounting for transactions in which an entity obtains employee services in stock-based payment transactions, and where the measurement of the cost of employee (or member of the Board of Directors) services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee (or director) is required to provide service in exchange for the award — the requisite service period — and unless observable market prices for the same or similar instruments are available, will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Under SFAS 123(R), we determined the appropriate fair value model to be used for valuing stock-based payments and the amortization method for compensation cost. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Financial Statements for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). During these two years, we recognized $1,362,316 and $558,000, respectively, in compensation expense related to options granted to employees and directors. There were no tax benefits from stock-based compensation since we have tax loss carryforwards and sustained losses to stockholders in both 2007 and 2006. The impact of stock-based compensation on both basic and diluted earnings per share for the years ended December 31, 2007 and 2006 was $0.14 and $0.06, respectively.

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

Results of Operations — Comparison of Years Ended December 31, 2007, 2006, and 2005 ($ in thousands)

Collaboration Revenues

2007	Change	Change	2006	Change	Change	2005
	$	%		$	%

$3,095	$3,095	>100%	—	—	—	—

For 2007, we earned $2,595,000 in sponsored research revenues, and a $500,000 milestone payment. We did not have any product sales or contract revenue in 2006 or 2005. The 2007 revenues and milestone payment resulted from our master services agreement with Valeant.

Expenses

Research and Development

2007	Change	Change	2006	Change	Change	2005
	$	%		$	%

$23,103	$23,031	>100%	$72	$(183)	−71.8%	$255

Research and development expenses were $23.1 million for the year ended December 31, 2007, as compared to $72,000 and $255,000, respectively, for the years ended December 31, 2006 and 2005. The increase in 2007 expenses versus those of the two earlier years was due to the startup of our active research programs. These 2007 expenses include payroll ($6.8 million), CROs ($6.0 million), chemicals and supplies ($1.6 million), outside services ($3.6 million), facility costs ($2.5 million) and other expenses.

Non-cash stock-based compensation charges were $665,000 in 2007, compared with zero in 2006 and $8,000 in 2005. The increase in 2007 versus the prior two years was due to the above-mentioned start up of research operations and stock options granted to new employees hired in 2007.

General and Administrative

2007	Change	Change	2006	Change	Change	2005
	$	%		$	%

$7,566	$4,892	182.9%	$2,674	$(306)	−10.3%	$2,980

General and administrative expenses were $7.6 million for the year ended December 31, 2007, as compared to $2.7 million and $3.0 million, respectively, for the years ended December 31, 2006 and 2005. The increase in 2007 expenses versus those of the two earlier years was due to the restart of operations. These 2007 expenses include payroll ($2.5 million), stock compensation ($0.7 million), office expenses ($1.0 million), and professional services ($2.1 million).

Non-cash stock-based compensation charges were $0.7 million, $0.6 million and $0.2 million in 2007, 2006 and 2005, respectively. The year-over-year increases in 2007 and 2006 versus 2005 were primarily due to implementation of SFAS 123R which, effective January of 2006, required us to record stock compensation expenses for employees. The increase in 2007 versus 2006 was primarily due to stock options issued to new employees in 2007.

Restructuring and Other Charges

2007	Change	Change	2006	Change	Change	2005
	$	%		$	%

—	—	—	$—	$(648)	–100.0%	$648

On May 5, 2005, in response to the discontinuance of the Iseganan development program, our Board of Directors decided to reduce operating expenses to a minimum appropriate level (we refer to these activities as the 2005 Restructuring). In accordance with these plans, we terminated all of our remaining employees on June 15, 2005. All restructuring charges are accounted for in accordance with Statement of Financial Accounting Standards No. 146, or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We recorded a restructuring charge of $648,000 during the twelve months ended December 31, 2005, all of which related to employee termination benefits.

Interest Income and Expense

2007	Change	Change	2006	Change	Change	2005
	$	%		$	%

$2,128	$(249)	−10.5%	$2,377	$875	58.3%	$1,502

Interest income decreased in 2007 versus 2006, primarily because of lower investment balances during 2007. Interest income in 2006 increased from 2005 because of the substantially higher average interest rates.

Other Income/(Expense), net

	2007	Change	Change	2006	Change	Change	2005
		$	%		$	%
	(In thousands)

Other income/(loss), net	$375	$373	>100%	$2	$3	−300.0%	$(1)
Change in fair value on revaluation of warrants	$—	$—	−%	$—	$789	−100.0%	$(789)

The increase in 2007 Other Income versus 2006 is due to the sale of assets.

We issued warrants to purchase shares of our common stock in connection with our Series A convertible preferred stock offering on May 1, 2003 which provide that if our common stock is delisted from the NASDAQ Global Market, the purchase price for the stock upon exercise of the warrants will be reduced by 50% without any associated increase in the number of shares of common stock for which the warrants are then exercisable. This provision was triggered by our October 2005 delisting from The NASDAQ Global Market. As of September 30, 2005, we had warrants to purchase 789,171 shares of our common stock outstanding with an exercise price of $2.066 per share. As a result of the October 14, 2005 delisting, the exercise price dropped from $2.066 to $1.033 per share, and we recorded a non-cash charge of $789,000 to “other expense” and an offsetting increase in “paid-in-capital” in December of 2005 to reflect the fair market value of these warrants. During June 2007, these warrants were exercised and converted into 789,171 shares of common stock at $1.0333 per share. We received cash proceeds of approximately $816,000 as a result of this conversion.

Loss Applicable to Common Stockholders

Net loss applicable to common stockholders was $25.3 million for the year ended December 31, 2007 versus a loss of $607,000 during the year ended December 31, 2006. The difference in 2007 versus 2006 is primarily attributable to the substantial increase of research and development and general and administrative expenses as described above. In both years, net loss applicable to common stockholders includes the impact of quarterly Series A preferred stock dividends totaling $240,000.

Income Taxes

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $23.0 million. If not utilized, these net operating losses will expire for federal income tax purposes in 2027 and for state income tax purposes in 2017. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation could result in the expiration of our net operating losses and credit carryforwards before they can be used. Please read Note 12 of the notes to the financial statements included in Item 8 of this Form 10-K for further information.

Liquidity and Capital Resources

	2007	Change	2006	Change	2005
		(Dollars in thousands)

Cash, cash equivalents, restricted cash and short-term investments	$66,215	36.1%	$48,669	−0.3%	$48,830

At December 31, 2007, we had cash and cash equivalents of $46.4 million, representing an increase of $31.6 million from December 31, 2006. Short-term investments were $19.8 million at December 31, 2007 as compared to $33.9 million at December 31, 2006. We had no debt outstanding as of December 31, 2007. We invest excess funds in short-term money market funds and securities pursuant to our investment policy guidelines as more fully described in “ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.” The following is an analysis of changes in our cash and cash equivalents in each respective year.

	2007	2006	2005
	(In thousands)

Net cash provided by (used in) operating activities	$(20,720)	$505	$(2,460)
Net cash provided by investing activities	13,999	11,482	2,981
Net cash provided by financing activities	38,326	20	496

Net increase in cash and equivalents	$31,605	$12,007	$1,017

The net cash used in operating activities in 2007 was primarily the result of restarting operations at the beginning of 2007. The net cash provided by operating activities in 2006 was primarily caused by the termination of all employees in June of 2005, combined with reducing operating expenses thereafter to a minimum appropriate level, and the increase of interest rates on our cash and cash equivalents. The operating cash outflow in 2005 was primarily due to the net loss of $3.2 million.

The net cash provided by investing activities in 2007 relates to the maturity of short-term investments of $62 million, offset by the purchase of $48 million of short-term investments. The net cash provided by investing activities in 2006 relates to the maturity of short-term investments of $212 million, off-set by the purchase of $200 million of short-term investments. The net cash provided by investing activities in 2005 relates to the maturity of $196 million of short-term investments, partially offset by the purchase of short-term investments of $193 million.

Historically, we have relied upon cash flows from interest income and financing activities to fund our operations. Details of our financing activities during the last three years are as follows:

•	On December 19, 2007, we raised $40.0 million by selling 3,018,868 unregistered shares of newly issued common stock, $0.001 par value, at $13.25 per share. This resulted in net cash proceeds of $37.2 million after placement fees and issuance costs of $2.8 million. On January 18, 2008, we filed a registration statement with the SEC covering the resale of these shares. This registration statement was declared effective by the SEC on February 1, 2008.

•	Cash proceeds from exercises of stock options were $282,000, $20,000, and $496,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

•	In June 2007, warrants issued in connection with our Series A convertible preferred stock offering on May 1, 2003, were exercised in full for 789,171 shares of common stock at $1.033 per share. We received cash of approximately $816,000 as a result of this exercise and subsequent purchase of our common stock.

Investment Policy

The primary objectives of our investment activities, in order of priority, are:

•	Safety and preservation of the invested funds.

•	Liquidity that is sufficient to meet operating and investment cash requirements.

•	Appropriate concentrations of funds.

•	Good yields on invested funds, consistent with our stated investment objectives.

As a result, we only invest in securities with credit ratings, at a minimum, as follows:

•	A1/P1, Short-term

•	Aa3/AA-, Long-term

•	Pre-refunded bonds and bonds that are escrowed to maturity (backed 100% by U.S. Government Securities +/or cash) are permissible irrespective of rating.

We do not have any exposure in our investment portfolio relating to auction rate securities or derivatives.

We expect to continue to incur operating losses and will not receive any product revenues in the foreseeable future, other than payments from various collaborators regarding research projects currently underway. As of December 31, 2007, we had a total of $66.2 million in cash, cash equivalents and short-term investments. Excluding any funds that we may receive from future business development activities, we anticipate 2008 net cash usage to be between $45 and $50 million and our cash, cash equivalents and short- term investments to be sufficient to fund our operations for at least the next 12 months. Actual cash usage may vary as a result of costs associated with any strategic alternative we pursue. Accordingly, we will need to raise substantial additional capital within the next twelve to fifteen months. This forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
			(In thousands)

Tenant improvement obligations	$751,152	$751,152	$—	$—	$—
Operating lease obligations	7,633,670	1,106,240	1,991,808	2,113,801	2,421,821

Total	$8,384,822	$1,857,392	$1,991,808	$2,113,801	$2,421,821

As of December 31, 2007, we had no capital lease obligations and no long-term debt obligations.

The contractual obligations in the table above represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table above excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The expected timing of payment of the obligations presented above is estimated based on current information. We also enter into agreements with clinical sites and contract research organizations for the conduct of our clinical trials. We will make payments to these sites and organizations based upon the number of patients enrolled and the length of their participation in the clinical trials. In addition, under certain agreements, we may be subject to penalties in the event we prematurely discontinue performance under these agreements. At this time, due to the variability associated with these agreements, we are unable to estimate with certainty the future costs we will incur, and have not included these potential purchase obligations in the table set forth above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on our behalf or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial. In addition, we have entered into indemnity agreements with each of our directors and executive officers. Such indemnity agreements contain provisions, which are in some respects broader than the specific indemnification provisions contained in Delaware law. We also maintain an insurance policy for our directors and executive officers insuring against certain liabilities arising in their capacities as such.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 of the notes to the financial statements included in Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2007, we own financial instruments that are sensitive to market risk as part of our investment portfolio. To minimize this risk, we have primarily limited our investments to cash and securities of the Government of the United States of America and its federal agencies, and commercial securities that conform to our risk profile, as defined in our Investment Policy. The average duration of our investment portfolio as of December 31, 2007, was less than six months. Due to the short-term nature of these investments, an immediate 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2007. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARDEA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
ARDEA BIOSCIENCES, INC. (Formerly IntraBiotics Pharmaceuticals, Inc.)

We have audited the accompanying balance sheets of Ardea Biosciences, Inc. (formerly IntraBiotics Pharmaceuticals, Inc.) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardea Biosciences, Inc. (formerly IntraBiotics Pharmaceuticals, Inc.) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

San Francisco, California
March 20, 2008

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)

BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$46,384	$14,779
Short-term investments	19,831	33,890
Receivables	1,224	405
Prepaid expenses and other current assets	210	440

Total current assets	67,649	49,514
Property and equipment, net	879	726
Other assets	312	—

Total assets	$68,840	$50,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,200	$234
Accrued clinical liabilities	456	4
Accrued payroll and employee liabilities	1,612	219
Other accrued liabilities	833	719

Total current liabilities	5,101	1,176
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; 300 shares outstanding and $3,000 aggregate liquidation preference at December 31, 2007 and December 31, 2006	1,634	1,634
Common stock, $0.001 par value: 70,000,000 shares authorized at December 31, 2007 and December 31, 2006; 13,312,686 and 9,362,191 shares outstanding at December 31, 2007 and December 31, 2006, respectively	13	9
Additional paid-in capital	323,566	283,594
Accumulated other comprehensive income	14	4
Accumulated deficit	(261,488)	(236,177)

Total stockholders’ equity	63,739	49,064

Total liabilities and stockholders’ equity	$68,840	$50,240

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands,
	except per share amounts)

Collaboration revenues	$3,095	$—	$—

Operating expenses:
Research and development	23,103	72	255
General and administrative	7,566	2,674	2,980
Restructuring charge	—	—	648

Total operating expenses	30,669	2,746	3,883

Operating loss	(27,574)	(2,746)	(3,883)
Interest income	2,128	2,377	1,502
Other income (expense), net	375	2	(1)
Change in fair value on revaluation of warrants	—	—	(789)

Net loss	(25,071)	(367)	(3,171)
Non-cash dividends on Series A preferred stock	(240)	(240)	(240)

Net loss applicable to common stockholders	$(25,311)	$(607)	$(3,411)

Basic and diluted net loss per share applicable to common stockholders	$(2.55)	$(0.07)	$(0.37)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	9,934	9,326	9,134

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible					Accumulated
	Preferred			Additional	Deferred	Other		Total
	Stock	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands)

Balances at December 31, 2004	$1,771	8,880	$9	$281,068	$(114)	$(67)	$(232,159)	$50,508
Issuance of common stock upon exercise of
stock options for cash		179		496				496
Issuance of common stock as dividend on series A preferred stock		66		245			(240)	5
Issuance of common stock upon conversion of series A preferred stock	(137)	132		137				—
Issuance of common stock upon exercise of warrants		31
Change due to revaluation of warrants				789				789
Amortization of deferred stock compensation					50			50
Stock compensation for variable option awards				(38)				(38)
Stock compensation for consultant services				150				150
Cancellation of stock options related to employee terminations				(19)	19			—
Comprehensive loss:
Net loss							(3,171)	(3,171)
Unrealized gain on securities						31		31

Comprehensive loss								(3,140)

Balances at December 31, 2005	$1,634	9,288	$9	$282,828	$(45)	$(36)	$(235,570)	$48,820
Issuance of common stock upon exercise of stock options for cash		8		20				20
Issuance of common stock as dividend on series A preferred stock		66		240			(240)	—
Issuance of directors and employee stock compensation				558				558
Amortization of deferred stock compensation				(45)	45			—
Stock compensation — other				(7)				(7)
Comprehensive loss:
Net loss							(367)	(367)
Unrealized gain on securities						40		40

Comprehensive loss								(327)

Balances at December 31, 2006	$1,634	9,362	$9	$283,594	$—	$4	$(236,177)	$49,064
Issuance of common stock for cash in a private offering, net of $2,772 issuance costs		3,019	3	37,225				37,228
Issuance of common stock upon exercise of warrants		789	1	815				816
Issuance of common stock upon exercise of stock options for cash		99		282				282
Issuance of common stock as dividend on series A preferred stock		44		240			$(240)	—
Issuance of directors and employee stock compensation				1,362				1,362
Compensation costs arising from the Employee Stock Purchase Plan				48				48
Comprehensive loss:
Net loss							(25,071)	(25,071)
Unrealized gain on securities						10		10

Comprehensive loss								(25,061)

Balances at December 31, 2007	$1,634	13,313	$13	$323,566	$—	$14	$(261,488)	$63,739

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(formerly IntraBiotics Pharmaceuticals, Inc.)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities
Net loss	$(25,071)	$(367)	$(3,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Change due to revaluation of warrants	—	—	789
Stock compensation for employee services	1,362	558	—
Stock compensation arising from Employee Stock Purchase Plan	48	—	—
Stock compensation for consultant services	—	2	150
Stock compensation for variable option awards	—	(9)	(38)
Amortization of deferred stock compensation	—	—	50
Depreciation and amortization	249	—	9
(Gain)/Loss on disposal of property and equipment	(332)	—	27
Change in assets and liabilities:
Receivables	(819)	(188)	(217)
Prepaid expenses and other current assets	230	(316)	272
Other assets	(312)	—	—
Accounts payable	1,966	176	(96)
Accrued clinical liabilities	452	(95)	(62)
Accrued employee liabilities	1,392	219	(89)
Accrued restructuring charges	—	—	(5)
Other accrued liabilities	115	525	(79)

Net cash provided by (used in) operating activities	(20,720)	505	(2,460)

Investing activities
Capital expenditures	(401)	(726)	—
Proceeds from sale of property and equipment	332	—	10
Purchase of short-term investments	(48,364)	(200,024)	(193,022)
Proceeds from sale or maturity of short-term investments	62,432	212,232	195,993

Net cash provided by investing activities	13,999	11,482	2,981

Financing activity
Proceeds from issuance of common stock, net of issuance costs	37,228	—	—
Proceeds from issuance of common stock upon exercise of warrants	816	—	—
Proceeds from issuance of common stock upon exercise of options	282	20	496

Net cash provided by financing activities	38,326	20	496
Net increase in cash and cash equivalents	31,605	12,007	1,017
Cash and cash equivalents at beginning of the year	14,779	2,772	1,755

Cash and cash equivalents at end of the year	$46,384	$14,779	$2,772

Supplemental disclosure of non-cash information:
Net deferred stock compensation (cancellations due to employee termination)	$—	$—	$(19)

Issuance of common stock dividend on Series A preferred stock	$(240)	$(240)	$(240)

Issuance of common stock upon conversion of Series A preferred stock	$—	$—	$(137)

The accompanying notes are an integral part of these financial statements.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business

We are focused on the discovery and development of small-molecule therapeutics for the treatment of HIV, cancer and inflammatory diseases, including gout. We believe that we are well-positioned to create shareholder value through our development activities given our ability to achieve clinical proof-of-concept relatively quickly and cost-effectively in these disease areas. We are currently pursuing multiple development programs, including the following:

•	RDEA806 (HIV). RDEA806 is our lead non-nucleoside reverse transcriptase inhibitor (NNRTI) for the potential treatment of HIV. In vitro preclinical tests have shown RDEA806 to be a potent inhibitor of a wide range of HIV viral isolates, including isolates that are resistant to efavirenz (Sustiva®, Bristol-Myers Squibb), the most widely prescribed NNRTI, in addition to other currently available NNRTIs. Based on both preclinical and clinical data, we anticipate that this compound could be amenable to a patient-friendly oral dosing regimen, may have limited pharmacokinetic interactions with other drugs and may be readily co-formulated with other HIV antiviral drugs.

We successfully completed Phase 1 single-ascending-dose, multiple-ascending-dose, food effect, and drug-interaction clinical studies of RDEA806 in August 2007 and initiated a Phase 2a proof-of-concept trial in the fourth quarter of 2007. The Phase 2a, randomized, double-blind, placebo-controlled trial is evaluating the antiviral activity, pharmacokinetics, safety and tolerability of RDEA806 versus placebo in HIV-positive patients who are naive to antiretroviral treatment. Nine out of 12 patients in each cohort will receive RDEA806; the remaining three will receive placebo. The primary efficacy endpoint is the change from baseline in plasma viral load. Preliminary results, which include those from the first ten evaluable patients in the 400mg twice daily cohort and the first eight evaluable patients in the 600mg once daily cohort, showed the following:

•	Patients receiving 400mg twice daily had a 2.0 log placebo-adjusted mean reduction in plasma viral load;

•	Patients receiving 600 mg once daily had a 1.7 log placebo-adjusted mean reduction in plasma viral load;

•	There were no serious adverse events reported in either cohort;

•	There were no ECG-related adverse events reported in either cohort;

•	There were no discontinuations in either cohort;

•	None of the typical side effects associated with other NNRTIs were reported in either cohort, such as drug-related rash or abnormal dreams; and

•	The percentage of patients with adverse events that were possibly drug-related was lower in patients receiving drug than in those receiving placebo.

Based on these preliminary results, further cohorts of patients will be evaluated and a Phase 2b, dose-ranging study in HIV-positive patients who are naive to antiretroviral treatment will be planned for initiation in the second quarter of 2008.

•	2nd Generation NNRTI Program. The compounds in our 2nd Generation NNRTI Program are from a chemical class that is distinct from the RDEA806 chemical class. Based on early preclinical data, we believe that the compounds in our 2nd Generation NNRTI Program may have the potential to share certain of the positive attributes of RDEA806, but also appear to have even greater activity against a wide range of drug-resistant viral isolates. We plan to select a clinical candidate based on the results of a first-in-human micro-dosing (Phase 0) study in early 2008.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	RDEA806 (Gout). In a Phase 1 multiple-ascending-dose study, RDEA806 demonstrated statistically significant, exposure-dependent reductions in serum uric acid in patients dosed for either 10 or 14 days. At the dose that resulted in the highest drug exposure, there was a 50.9% placebo-adjusted mean reduction in serum uric acid. We plan to initiate a Phase 2 dose-ranging study of RDEA806 in patients with hyperuricemia and a history of gout in the first half of 2008. We are also investigating the active moeity and mechanism of action responsible for this pharmacological effect.

•	RDEA119 (Cancer). In vitro preclinical tests have shown RDEA119 to be a potent and selective inhibitor of mitogen-activated ERK kinase, or MEK, which is believed to play an important role in cancer cell proliferation, apoptosis and metastasis. In vivo preclinical tests have shown RDEA119 to have potent anti-tumor activity. Preclinical data also suggest that RDEA119 may have favorable pharmaceutical properties, including the potential for convenient oral dosing. We initiated a Phase 1 study of RDEA119 in advanced cancer patients in November 2007.

•	RDEA119 (Inflammation). In vitro preclinical tests have shown RDEA119 to be a potent and selective inhibitor of MEK, which is believed to play an important role in inflammatory cell signaling. In vivo preclinical tests have shown RDEA119 to have potent anti-inflammatory activity. Preclinical data also suggest that RDEA119 may have favorable pharmaceutical properties, including the potential for convenient oral dosing. We plan to initiate in the first half of 2008 a Phase 1 study of RDEA119 in healthy volunteers that will include the evaluation of RDEA119’s effect on pro-inflammatory biomarkers.

•	2nd Generation MEK Inhibitor Program. The compounds in our 2nd Generation MEK Inhibitor Program are from several chemical classes that are distinct from the RDEA119 chemical class. Based on early preclinical data, we believe that the compounds in our 2nd Generation MEK Inhibitor Program may have the potential to share certain of the positive attributes of RDEA119, but also appear to have even greater potency. We assessed a 2nd Generation MEK Inhibitor in a Phase 0 study in the first quarter of 2008. We plan to select a clinical candidate from this program in 2008.

We were incorporated in the State of Delaware in 1994. From our inception through May 5, 2005, we devoted substantially all of our efforts to the research and development of anti-microbial drugs and generated no product revenues. From the fourth quarter of 2002 until June 2004, we focused our attention on developing Iseganan, an anti-microbial peptide, for the prevention of ventilator-associated pneumonia, or VAP. In June 2004, we discontinued our clinical trial of Iseganan for the prevention of VAP following a recommendation of our independent data monitoring committee. Subsequently, we terminated the Iseganan development program, laid off our work force, and engaged Hickey & Hill, Inc. of Lafayette, California, a firm specializing in managing companies in transition, to assume the responsibilities of our day-to-day administration while the Board of Directors evaluated strategic alternatives in the biotechnology industry.

On December 21, 2006, we acquired intellectual property and other assets related to the RDEA806 Program, the 2nd Generation NNRTI Program, the RDEA119 Program, and the 2nd Generation MEK Inhibitor Program from Valeant Research & Development, Inc. (“Valeant”), hired a new senior management team and changed our name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc.

In consideration for the assets purchased from Valeant, subject to certain conditions, Valeant has the right to receive development-based milestone payments and sales-based royalty payments from us. There is one set of milestones for the RDEA806 Program and the 2nd Generation NNRTI Program and a separate set of milestones for the RDEA119 Program and the 2nd Generation MEK Inhibitor Program. Assuming the successful commercialization of a product incorporating RDEA806 or a compound from the 2nd Generation NNRTI Program, this set of milestone payments could total $25 million. Assuming the successful commercialization of a product incorporating RDEA119 or a compound from the 2nd Generation MEK Inhibitor Program, this set of milestone payments could total $17 million. For each program, milestones are paid only once regardless of how many compounds are

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

developed or commercialized. In each program, the first milestone payment of $1.0 million to $2.0 million would be due after the first patient is dosed in the first Phase 2b study, and approximately 80% of the total milestone payments would be due upon FDA acceptance and approval of a NDA. The royalty rates on all products are in the mid-single digits. We agreed to further develop the programs with the objective of obtaining marketing approval in the United States, the United Kingdom, France, Spain, Italy and Germany.

Valeant also has the right to exercise a one-time option to repurchase commercialization rights in territories outside the U.S. and Canada (the “Valeant Territories”) to the first NNRTI compound derived from the acquired intellectual property to complete a Phase 2b study in HIV. If Valeant exercises this option, which it can do following the completion of a Phase 2b HIV study, but prior to the initiation of Phase 3 studies, we would be responsible for completing the Phase 3 studies and for the registration of the product in the U.S. and European Union. Valeant would pay us a $10 million option fee, up to $21 million in milestone payments based on regulatory approvals, and a mid-single-digit royalty on product sales in the Valeant Territories.

We also entered into a master services agreement with Valeant under which we will advance a preclinical program in the field of neuropharmacology on behalf of Valeant. Under the agreement, which has a two-year term, subject to Valeant’s option to terminate the agreement after the first year, Valeant will pay us quarterly payments totaling up to $3.5 million per year to advance the program, and we are entitled to development-based milestone payments of up to $1.0 million. The first milestone totaling $500,000 was reached in July 2007 when a clinical candidate was selected from the compounds Ardea had designed under this agreement. With the earlier-than-anticipated identification of a compound meeting all of the criteria described in the agreement to be necessary for clinical development, resources have been shifted away from designing new compounds. Accordingly, we earned research support payments of approximately $2,595,000 in 2007, which together with the aforementioned milestone payment resulted in total revenues of $3,095,000 for 2007. Valeant will own all intellectual property and commercial rights under this research program. We are in discussions with Valeant regarding future research activities to be conducted during the second year of this agreement.

2.	Summary of Significant Accounting Policies and Concentrations of Risk

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Amounts received for research funding are recognized as revenues as the services are performed. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement.

Reclassifications

Certain amounts in the balance sheet for 2006 have been reclassified to conform to the 2007 presentation.

Stock-Based Compensation

We report stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R) — “Share-Based Payment”, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” which superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Accordingly, we value the portion of the award that is ultimately expected to vest and recognize the expense over service periods associated with the vesting of each award in our statements of operations.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including amounts accrued for stock-based compensation.

Our estimate of accrued costs is based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could, therefore, differ materially from those estimates under different assumptions or conditions.

Concentrations of Credit Risk and Fair Value of Financial Instruments

Financial instruments, which subject us to concentrations of credit risk, consist primarily of investments in certain debt securities and accounts receivable. We invest our cash equivalents and short-term investments in high credit quality investments, in accordance with our investment policy, and limit our exposure to certain issuers, which minimizes the possibility of a loss. We do not require collateral on cash equivalents and short-term investments. We are exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. We do not have any exposure in our investment portfolio relating to auction rate securities or derivatives.

The fair value of financial instruments, including cash, cash equivalents, short-term investments, accounts payable and accrued liabilities approximate their carrying value.

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of money market funds and debt securities with original maturities of less than 90 days. Short-term investments include securities with maturities of less than one year from the balance sheet date, or securities with maturities of greater than one year that are specifically identified to fund current operations. All cash equivalents and short-term investments are classified as available-for-sale. Our investment securities are recorded at their fair market value, based on quoted market prices. The cost of securities when sold is based upon the specific identification method. Any unrealized gains and losses are recorded as “other comprehensive income” and included as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale investments are included in “other income” in the statements of operations. Gains and losses on sales of available-for-sale investments have been immaterial.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the respective assets, generally being three to seven years. Leasehold improvements are depreciated over the lease term of each facility.

Research and Development

Research and development expenditures are charged to operations as incurred, and include fees paid to contract research organizations and other clinical service providers, contract manufacturing organizations, consultants, payroll expense, drug substance expense, allocated facilities costs and non-cash stock compensation charges.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Restructuring Charges

We undertook restructuring efforts in 2005, accounting for restructuring charges in accordance with Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” See Note 8 — Restructuring and Other Charges for additional disclosures.

Clinical Trial Accruals

Our accrued costs for clinical trial activities are based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CROs), investigators, drug processors, laboratories, consultants, or other clinical trial service providers that perform the activities. Related contracts vary significantly in length and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. As of December 31, 2007 and 2006, clinical trial accruals of $456,000 and $3,900, respectively, consisted of amounts due to hospitals and doctors who participated in trials.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of December 31, 2007, our net deferred tax assets have been fully offset by a valuation reserve.

Due to the adoption of SFAS No. 123(R), we recognize excess tax benefits associated with stock-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to stock-based compensation have been realized, we follow the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to stock-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us.

Effective January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires recognition of the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN No. 48. As of the date of adoption of FIN No. 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during 2007. Our effective tax rate is zero because of current losses and tax carryforwards.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss

The components of comprehensive loss in each year presented are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Net loss	$(25,071)	$(367)	$(3,171)
Unrealized gain on available-for-sale securities	10	40	31

Comprehensive loss	$(25,061)	$(327)	$(3,140)

Net Loss Per Share

Basic and diluted net loss per share applicable to common stockholders is presented in accordance with SFAS No. 128, “Earnings Per Share”, and is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share applicable to common stockholders includes the impact of potentially dilutive securities (stock options, warrants and convertible preferred stock). However, as our potentially dilutive securities were anti-dilutive for all “loss” periods presented, they are not included in the calculations of diluted net loss per share applicable to common stockholders for those loss periods. The total number of shares underlying the stock options, warrants and convertible preferred stock excluded from the calculations of net loss per share applicable to common stockholders was 2,762,265, 2,725,896 and 2,921,071 for the years ended December 31, 2007, 2006 and 2005, respectively.

Recent Accounting Pronouncements

•	In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 133”), which amends SFAS 133 and SFAS 140. SFAS No. 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives or hybrid financial instruments that contain an embedded derivative that may require bifurcation. SFAS No. 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement was effective for all financial instruments acquired or issued by us on or after January 1, 2007. The adoption of this statement did not have a material impact on our financial condition, results of operations, or liquidity.

•	In July 2006, the FASB issued FIN No. 48, which is a change in accounting for income taxes. FIN No. 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. We adopted FIN 48 effective January 1, 2007, and it did not have any material impact on our financial condition or results of operations.

•	In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year after November 15, 2007. We currently are evaluating the impact of SFAS No. 157 on our financial position and results of operations.

•	Effective January 1, 2007, we adopted FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP”). This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

liquidated damages resulting from registration payment obligations should be recorded in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”), when the payment of liquidated damages becomes probable and can be reasonably estimated. We do not believe that we have any SFAS No. 5 contingencies as of December 31, 2007 relating to our registration payment arrangements, nor do we believe that there is a material impact on our financial statements as a result of implementing this FSP.

•	In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 amends SFAS No. 115 and permits fair value measurement of financial instruments and certain other items. SFAS No. 159 is effective beginning the first fiscal year that begins after November 15, 2007. We currently are evaluating the impact of SFAS No. 159 on our financial position and results of operations.

•	In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (“R&D”) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into in fiscal years beginning after December 15, 2007. We currently are evaluating the impact of EITF 07-3, and anticipate that it will not have a material impact on our financial condition, results of operations, or cash flows.

•	In December 2007, the FASB issued Summary of Statement No. 141 (revised 2007), which replaces SFAS No. 141, Business Combinations, to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Statement No. 141 retains the fundamental requirements that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141’s guidance resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. This Summary Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. It may not be applied before that date.

•	In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest is to be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. It may not be applied before that date.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Available-For-Sale Investments

The following is a summary of our available-for-sale investments as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

US government agencies	$17,829	$14	$—	$17,843
Corporate bonds	1,988	—	—	1,988
Money market funds	46,115	—	—	46,115

Total available-for-sale investments	$65,932	$14	$—	65,946

Less: amounts classified as cash equivalents				(46,115)

				$19,831

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

US government agencies	$31,876	$2	$—	$31,878
Commercial paper	2,010	2	—	2,012
Money market funds	14,662	—	—	14,662

Total available-for-sale investments	$48,548	$4	$—	48,552

Less: amounts classified as cash equivalents				(14,662)

				$33,890

None of the investments held as of December 31, 2007 or 2006 had been in a continuous unrealized loss position for more than 12 months. The aggregate fair value of our U.S. Government agency investments held at December 31, 2007 and December 31, 2006 was $17.8 million and $31.9 million, respectively. Unrealized loss positions continue until either the investment matures, or until interest rates drop below the rate in effect on the date the various securities were purchased. As a result, we have concluded that any impairment is temporary.

The following is a summary of amortized cost and estimated fair value of available-for-sale investments by contract maturity (in thousands):

	December 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$65,932	$65,946	$48,548	$48,552
Due in one year or more	—	—	—	—

Total available-for-sale investments	$65,932	$65,946	$48,548	$48,552

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Receivables

Receivables consist of the following (in thousands):

	Year Ended December 31,
	2007	2006

Amounts due from Valeant	$971	$—
Interest	79	381
Other	174	24

Total	$1,224	$405

The amount due from Valeant represents the amounts billed for the services that we provided and pass-through costs we incurred during the 3rd and 4th quarters of 2007 under the terms of our master services agreement with Valeant Research and Development, Inc. (“Valeant”). We received payment of our 3rd quarter billings ($693,000) under this agreement in January 2008.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006

Property and equipment	$1,128	$726
Less: accumulated depreciation	(249)	—

Property and equipment, net	$879	$726

Depreciation and amortization expense for property and equipment totaled $249,000 and $0 for the years ended December 31, 2007 and 2006, respectively.

6.	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006

Accrued professional fees	$365	$28
Accrued dividends on Series A convertible stock	60	60
Legal fees	232	316
Accrued accounts payable	128	237
Other accrued liabilities	48	78

Total other accrued liabilities	$833	$719

7.	Commitments and Contingencies

As discussed in Note 9, under the asset purchase agreement with Valeant, we will be obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of products. The contingent liability of up to $42 million in milestone payments for the RDEA806 Program, the 2nd Generation NNRTI Program, the RDEA119 Program and the 2nd Generation MEK Inhibitor Program is

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

considered a liability in the ordinary course of business, to be recorded when the contingency is resolved and consideration is issued or becomes assumable, which has not occurred as of December 31, 2007.

In December 2006, we entered into a lease for our Costa Mesa research facility. This leased property has been used in connection with our research and development activities. The facility occupies approximately 64,000 square feet of laboratory and office space, and the monthly base rent was approximately $90,000. The lease expires in March 2008, and we vacated the property on February 29, 2008.

We have a lease for 2,900 square feet of space in Carlsbad, California. The monthly rent for this space is approximately $6,000, and the lease expires December 31, 2008. We vacated this space (formerly the site of our corporate office) on February 29, 2008 and we presently are seeking to terminate this lease or sublease this facility for the remainder of its lease term.

In October 2007, we entered into a seven-year sublease for 52,000 square feet of space located in San Diego, California, at a monthly base rent of approximately $78,000. This sublease commenced on March 1, 2008 and will expire 84 months thereafter, unless terminated earlier as provided in the sublease. At the end of February 2008, we relocated both our corporate office and our research and development activities (formerly located in Carlsbad and Costa Mesa, California, respectively) to this building. We have an option to extend the term of the sublease until March 31, 2017, at a rental rate to be determined as set forth in the sublease. In connection with this sublease, we have entered into a fixed price contract in the amount of $751,152 covering renovations and improvements.

Contractual Obligations

The following summarizes our lease obligations as of December 31, 2007:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
			(In thousands)

Tenant improvement obligations	$751,152	$751,152	$—	$—	$—
Operating lease obligations	7,633,670	1,106,240	1,991,808	2,113,801	2,421,821

Total	$8,384,822	$1,857,392	$1,991,808	$2,113,801	$2,421,821

8.	Restructuring and Other Charges

We recorded a restructuring charge of $648,000 during the twelve months ended December 31, 2005, all of which related to employee termination benefits.

9.	Acquisition

On December 21, 2006, we entered into an asset purchase agreement with Valeant, pursuant to which we acquired intellectual property and other assets related to the RDEA806 Program, the 2nd Generation NNRTI Program, the RDEA119 Program and the 2nd Generation MEK Inhibitor Program, hired a new senior management team and changed our name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc.

We entered into a master services agreement with Valeant under which we will advance a preclinical program in the field of neuropharmacology on behalf of Valeant. Under the agreement, which has a two-year term subject to Valeant’s option to terminate the agreement after the first year, Valeant will pay us quarterly payments totaling up to $3.5 million per year, and up to $1.0 million in milestone payments. The first milestone totaling $500,000 was reached in July when a clinical candidate was selected from the compounds we had designed under this agreement. This milestone was paid in August 2007. With this earlier than anticipated identification of a compound meeting all

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

the criteria described in the agreement to be necessary for clinical development, resources have been shifted away from designing new compounds. Accordingly, the quarterly research payments earned by us during 2007 were $875,000, $875,000, $577,000 and $268,000, and total revenues including the milestone payment amounted to $3,095,000 for 2007.

Under the asset purchase agreement with Valeant, we will be obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of products. There is one set of milestones for the RDEA806 Program and the 2nd Generation NNRTI Program and a separate set of milestones for the RDEA119 Program and the 2nd Generation MEK Inhibitor Program. Assuming the successful commercialization of a product incorporating a compound from the RDEA806 Program or the 2nd Generation NNRTI Program, the milestone payments for these two programs combined could total $25 million. Assuming the successful commercialization of a product incorporating a compound from the RDEA119 Program or the 2nd Generation MEK Inhibitor Program, the milestone payments for these two programs combined could total $17 million. Milestones are paid only once, regardless of how many compounds are developed or commercialized. For a compound from the RDEA806 Program or the 2nd Generation NNRTI Program, the milestone payment for dosing of the first patient in the first Phase 2b study is $2 million, the milestone payment for dosing of the first patient in the first Phase 3 study is $3 million, the milestone payment for acceptance by the FDA of the first NDA for one of these products is $5 million and the milestone payment for approval by the FDA of the first NDA for one of these products is $15 million. For a compound from the RDEA119 Program or the 2nd Generation MEK Inhibitor Program, the milestone payments follow the same sequence and are $1 million, $2 million, $4 million and $10 million, respectively. The royalty rates on all products are in the mid-single digits.

As part of the purchase of assets from Valeant, we received fixed assets valued at approximately $4.3 million and goodwill and intangible assets valued at $800,000. For these assets, we paid no upfront consideration and did not assume any liabilities, except for liabilities under certain contracts related to the assets. Our costs for professional fees in connection with the transaction were approximately $500,000. The transaction was initially recorded at fair market value as follows:

•	Fixed assets of approximately $4.3 million,

•	Intangible assets of approximately $300,000, and

•	Goodwill of approximately $500,000.

These assets were acquired without upfront consideration. Therefore, the fair value of the assets acquired exceeded the cost of upfront consideration paid. The excess of $4.6 million (net of transaction costs) was initially recorded as negative goodwill, and then subsequently allocated in its entirety as reductions to the amounts initially assigned to the acquired non-current assets, pursuant to paragraph 44 of Statement of Financial Accounting Standards No. 141 (SFAS 141). As a result, $375,000 of net fixed assets associated with the transaction remains on our records. We also have a contingent liability of up to $42 million related to our obligations to make milestone payments for the RDEA806 Program, the 2nd Generation NNRTI Program, the RDEA119 Program and the 2nd Generation MEK Inhibitor Program, to be recorded if and when the milestones become payable.

10.	Stockholders’ Equity

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, of $0.001 par value. As of December 31, 2007 and 2006, respectively, 300 shares of Series A preferred stock were issued and outstanding. Our Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

Each share of Series A preferred stock is convertible into approximately 5,261.15 shares of common stock at a conversion price of $1.90 per share. As of December 31, 2007, the 300 shares of Series A preferred stock

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

outstanding were convertible into 1,578,346 shares of common stock. This conversion may occur at any time. In addition, the conversion rate is subject to adjustment upon the occurrence of certain events, such as stock splits, payment of dividends to common stockholders, reorganizations, mergers or consolidations. Each share of Series A preferred stock automatically converts into shares of common stock on the tenth day after the day that the closing sale price of our common stock on the NASDAQ Global Market has reached at least $8.28 and has remained at such level for 20 consecutive trading days. Currently, our common stock trades on the NASDAQ Capital Market. We have applied to list our common stock on the NASDAQ Global Market.

The holders of Series A preferred stock are entitled to receive, but only out of funds legally available for dividends, cumulative dividends payable quarterly, at the annual rate of eight percent of the original issue price of $10,000, on each outstanding share of Series A preferred stock. The dividend will be paid in common stock based on the average of the closing sales prices of our common stock for the five trading days immediately preceding and ending on the last trading day prior to the date the dividends are payable. The dividends are paid in preference to any other declared dividends. Upon any liquidation, dissolution or winding up of the Company (as such terms are defined in our Certificate of Designation), each holder of Series A preferred stock is entitled to receive an amount equal to $10,000 plus all accrued or declared and unpaid dividends and such dividends shall be payable in cash, before any distribution or payment can be made to the holders of our common stock.

Each share of Series A preferred stock is entitled to 3,623 votes, which is equal to the number of shares of common stock issuable based upon a conversion price equal to the closing sale price, or bid price if no sales were reported, of our common stock on the NASDAQ Global Market on the date the Series A preferred stock and warrant purchase agreement was signed. The number of votes is not adjustable, except upon a stock split, a reverse stock split or other similar event affecting the rights of the Series A preferred stock. Holders of Series A preferred stock are also entitled to elect two members of the Board of Directors, and a majority of the holders of the Series A preferred stock must consent to certain actions prior to us taking such actions.

In connection with the sale of the Series A preferred stock, we issued immediately exercisable warrants to purchase shares of our common stock to the purchasers of the Series A preferred stock, at an exercise price of $2.066 per share. This exercise price of the warrants was reduced by 50% when our common stock was delisted from the NASDAQ Global Market. The warrants issued to the holders of the Series A preferred stock were assigned a value of $1,326,000, which decreased the carrying value of the Series A preferred stock. See “Warrants” below for the current status of those warrants.

In connection with the issuance of the Series A preferred stock and warrants, we recorded $1,436,000 related to the beneficial conversion feature on the Series A preferred stock as a deemed dividend, which increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per share. A beneficial conversion feature is present because the effective conversion price of the Series A preferred stock was less than the fair value of the common stock on the commitment date. Pursuant to the terms of the Series A preferred stock and warrant purchase agreement, we are subject to certain negative and restrictive covenants, such as limitations on indebtedness and the issuance of additional equity securities without specific approvals by the Board of Directors.

In February 2005, a holder of 25 shares of Series A preferred stock converted the shares into 131,529 shares of common stock. At the same time, the same investor exercised warrants to purchase 65,764 shares of common stock, using the net exercise method, resulting in the issuance of 30,704 shares of common stock. There were no cash proceeds to us resulting from these transactions.

Common Stock

In October 2007, our common stock was listed on the NASDAQ Capital Market under the trading symbol “RDEA”.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

On December 19, 2007, we raised $40.0 million by selling 3,018,868 unregistered shares of newly issued common stock, $0.001 par value, at $13.25 per share. This resulted in net cash proceeds of $37.2 million after placement fees and issuance costs of $2.8 million. On January 18, 2008, we filed a registration statement with the SEC covering the resale of these shares. This registration statement was declared effective by the SEC on February 1, 2008.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at December 31, 2007 were as follows:

Equity incentive plans	3,528,770
Employee stock purchase plan	589,379
Warrants	354,800
Series A preferred stock	1,578,346

Total shares reserved for future issuance	6,051,295

Warrants

As of September 30, 2005, we had 789,171 warrants outstanding with an exercise price of $2.066 per share. These warrants had been issued in 2003 in connection with our issuance of Series A preferred stock, and were subject to adjustment upon the occurrence of certain events. On October 14, 2005, our common stock was delisted from The NASDAQ Global Market. As a result of the delisting, the exercise price for these warrants decreased from $2.066 to $1.033 per share, and we recorded a non-cash charge of $789,000 to “other expense” and an offsetting increase in paid-in-capital to reflect the fair market value of these warrants. In June 2007, these warrants were exercised in full and converted into 789,171 shares of common stock at $1.033 per share. We received cash of approximately $816,000 as a result of this exercise.

Warrants, issued in October 2003, to purchase 354,800 shares of our common stock at an exercise price of $10.85 per share were outstanding as of December 31, 2007. These warrants expire on October 10, 2008.

Warrants to purchase 4,167 shares of our common stock at an exercise price of $3.48 per share expired without exercise on December 31, 2007.

11.	Employee Benefit Plans

Stock Option Plans and Stock-Based Compensation

2004 Stock Incentive Plan

Our 2004 Stock Incentive Plan (the “2004 Plan”) was adopted in May 2004, and replaced the 2000 Equity Incentive Plan (the “2000 Plan”), which in turn replaced the 1995 Incentive Stock Plan (the “1995 Plan”) (collectively, the “Predecessor Plans”). The termination of the Predecessor Plans had no effect on the options that were granted thereunder. The terms of awards granted under the Predecessor Plans were substantially similar to those granted under the 2004 Plan. The 2004 Plan allows the granting of options to purchase stock, stock bonuses and rights to acquire restricted shares of our common stock to employees, consultants and directors. The number of shares of our common stock available for issuance under the 2004 Plan automatically increases on the first trading day of January each calendar year during the term of the 2004 Plan, beginning with calendar year 2005, by an amount equal to five percent (5%) of the sum of the following share numbers, calculated as of the last trading day in December of the immediately preceding calendar year: (i) the total number of shares of our common stock outstanding on that date and (ii) the number of shares of our common stock into which the outstanding shares of our Series A preferred stock are convertible on that date. In accordance with the preceding formula, the shares available

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

for issuance under the 2004 Plan were increased by 543,302 on January 3, 2006 and 547,027 on January 2, 2007. As of December 31, 2007, 1,219,693 shares were available under the 2004 Plan, and such amount increased by an additional 744,552 shares on January 2, 2008. All options granted under the 2004 Plan must have exercise prices equal to the fair market value of our common stock on the option grant date, and are to have a term not greater than 10 years from the grant date. Options granted under the 2004 Plan vest over periods ranging from zero months to six years. Options granted under Predecessor Plans vested over periods ranging from 18 months to six years.

2002 Non-Officer Equity Incentive Plan

The 2002 Non-Officer Equity Incentive Plan (the “2002 Plan”) was adopted in August 2002 and allows the granting of stock awards, stock bonuses and rights to acquire restricted common stock of up to 208,333 shares of common stock, to our employees who are not officers, to executive officers not previously employed by us as an inducement to entering into an employment contract with us, and to our consultants. As of December 31, 2007, 128,184 shares were available under the plan. All options will have a term not greater than 10 years from the grant date.

Cash proceeds received from the sales of common stock under employee option plans totaled $282,000, $20,000 and $496,000 during the years 2007, 2006 and 2005, respectively. No income tax benefits were realized from these sales of common stock. In accordance with SFAS No. 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows, rather than operating cash flows.

Stock Compensation Expense

We report stock-based compensation in accordance with SFAS No. 123(R) and its related implementation guidance. SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. Accordingly, we value the portion of the award that is ultimately expected to vest and recognize the expense over service periods associated with the vesting of each award in our statements of operations.

Under SFAS No. 123(R), we determined the appropriate fair value model to be used for valuing stock-based payments and the amortization method for compensation cost. For the years ended December 31, 2007 and 2006, we recognized $1,362,316 and $558,000, respectively, in compensation expense related to options granted to employees and directors. There were no tax benefits from stock-based compensation since we have tax loss carryforwards and sustained a loss to stockholders during the years ended December 31, 2007 and 2006, respectively. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The impact of stock-based compensation on both basic and diluted earnings per share for the years ended December 31, 2007 and 2006 was $0.14 and $0.06, respectively.

Prior to 2006, we accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for our stock awards provided the exercise price was established at 100% of the common stock fair market value at the date of grant. Accordingly, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair value method defined by SFAS No. 123(R) had been applied to our stock-based compensation. If we had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation for the year ended December 31, 2005, we would have recorded an expense of $1.8 million. The difference between actual stock compensation in 2007 ($1,362,316) and 2006 ($558,000) was the result of increased volatility, and options granted to new employees during the restart of our operations. The difference in stock compensation between 2006 and pro-forma 2005 is primarily due to the decreased volatility of the stock and option exercises and cancellations resulting from the discontinuance of Iseganan and subsequent termination of all employees. The impact on both basic and diluted earnings per share for 2005 was $0.20.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $4.2 million, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 2.9 years for stock options and will be adjusted if necessary for forfeitures and cancellations.

Determining Fair Value

In the third quarter of 2007, we changed the method of estimating volatility, from using our history exclusively to using a blended rate of our history and industry peer group history. Prior to this change, we did not have adequate history as an operating company.

Amortization Method — We estimate the fair value using a Black-Scholes option pricing model. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The following variables are used in the valuation model:

Expected Term — The expected term of options is calculated utilizing the “simplified method” provided by SAB No. 107, and represents the period of time that options granted are expected to be outstanding.

Expected Volatility — At the beginning of each calendar quarter, our expected volatility is determined on the basis of our historical stock price data and the historical stock price data of our peer group companies.

Risk-Free Interest Rate — The risk-free interest rate used is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected term of the option.

Expected Dividend — The dividend yield is set to zero since we have not paid any dividends and have no intention to pay dividends in the foreseeable future.

Estimated Forfeiture — We use an estimated forfeiture rate during the first eleven months of the year. For December, we calculate our actual forfeitures, and “true up” our forfeiture factor.

In the years ended December 31, 2007, 2006 and 2005, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005

Risk-free interest rate	4.20%	4.66%	3.79%
Volatility	73%	25%	25%
Dividend yield	0.00%	0.00%	0.00%
Expected life of option	6.25 years	6.1 years	6.1 years

Stock options granted to employees in 2007 totaled 1,479,500 shares. There were no post-vesting restrictions.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Options and Awards Activities

The following is a summary of our stock option activity under the stock option plans as of December 31, 2007 and related information:

	Outstanding Options
		Weighted Average		Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contract Life	Value (000’s)

Balance at December 31, 2006	1,345,834	$5.45	8.58	$755
Granted	1,479,500	5.51
Exercised	(98,941)	2.85
Forfeitures and cancellations	(545,500)	4.76

Balance at December 31, 2007	2,180,893	$5.78	8.64	$20,856

Ourstanding at December 31, 2007	2,180,893	$5.78	8.64	$20,856
Exercisable at December 31, 2007	640,226	$7.38	7.36	$5,164

The weighted-average grant date fair value of options granted for the twelve months ended December 31, 2007 was $5.51. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $15.30 at December 31, 2007, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was approximately 562,726 shares. The aggregate intrinsic value of options exercised during the twelve months ended December 31, 2007 was $809,755. The exercise prices for options outstanding and exercisable as of December 31, 2007 and their weighted average remaining contractual lives were as follows:

	Options Outstanding
		Weighted-Average
		Remaining		Options exercisable
	Number of	Contractual Life	Weighted-Average	Number of	Weighted-Average
Range of Exercise Prices	Shares	(years)	Exercise Price	Shares	Exercise Price

$2.76	116,893	5.10	$2.76	116,893
$3.50	25,000	8.12	3.50	25,000
$3.90	585,000	8.98	3.90	153,750
$4.08	20,000	7.01	4.08	20,000
$4.24	341,000	9.01	4.24	—
$4.36	37,500	9.00	4.36	37,500
$5.10	270,000	9.26	5.10	—
$5.20	190,000	9.22	5.20	—
$5.40	10,000	9.32	5.40	10,000
$5.85	106,500	9.44	5.85	70,000
$5.95	91,000	9.53	5.95	—
$6.70	67,500	9.59	6.70	—
$8.50	38,000	9.77	8.50	—
$8.90	11,500	9.68	8.90	—
$9.10	21,000	9.86	9.10	—
$13.00	30,000	9.92	13.00	—
$13.06	100,000	6.35	13.06	89,583
$13.93	40,000	6.44	13.93	40,000
$16.49	80,000	6.09	16.49	77,500

Totals	2,180,893	8.64	$5.78	640,226	$7.38

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Pro-forma Disclosure

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended December 31, 2005:

Year Ended
December 31,
2005
(In thousands, except
per share amounts)

Net loss applicable to common stockholders, as reported	$(3,411)
Add: stock-based employee compensation expense (recovery) included in reported net loss applicable to common stockholders	12
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,824)

Net loss applicable to common stockholders, pro forma	$(5,223)

Net loss per share applicable to common stockholders:
Basic and diluted — as reported	$(0.37)

Basic and diluted — pro forma	$(0.57)

For the purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option valuation model and recognized over the respective vesting periods of the awards.

2000 Employee Stock Purchase Plan

In March 2003, our Board of Directors suspended the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). At the time of suspension, we had 456,252 shares reserved for issuance under the Purchase Plan. On October 8, 2007, the Compensation Committee of the Board of Directors reinstated the Purchase Plan.

The Plan includes an annual evergreen provision which provides that on December 31st of each year, and continuing through and including December 31, 2008, the number of reserved shares will be increased automatically by the lesser of (i) 1% of the total amount of shares of common stock outstanding on such anniversary date, or (ii) such lesser amount as approved by the Board of Directors. During the period of suspension, no shares were added to the plan pursuant to the evergreen provision. On December 31, 2007, shares available for issuance under the Purchase Plan were increased by 133,127 shares pursuant to the evergreen provision.

The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of our common stock on the first day of the offering period or the purchase date, whichever is lower.

The fair value of Employee Stock Purchase Plan (“ESPP”) awards under FAS 123(R) is determined as of the grant date, using the graded vesting approach. Under the graded vesting approach, the 24-month ESPP offering period, which consists of four six-month purchase periods, is treated for valuation purposes as four separate option tranches with individual lives of 6, 12, 18 and 24 months, each commencing on the initial grant date. Each tranche is expensed on a straight-line basis over its individual life. As of December 31, 2007, we have incurred $47,789 in expense related to the Employee Stock Purchase Plan offering beginning November 15, 2007.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Retirement Savings Plan

We have a retirement savings plan which qualifies as a deferred savings plan under section 401(k) of the Internal Revenue Code.

12.	Income Taxes

We file income tax returns in the U.S. federal jurisdiction and in California, and we had no current state or federal income tax for the years ended December 31, 2007, 2006 and 2005. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003, and we are not currently under any examinations by nor have we received notices of examination from tax authorities.

We adopted the provisions of FIN No. 48 on January 1, 2007, and recognized no increase in the liability for unrecognized tax benefits as a result of its implementation . A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows (in thousands):

2007

Balance, January 1, 2007	$—
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance, December 31, 2007	$—

The reconciliation between the amount computed by applying the U.S. federal statutory rate of 34% to pre-tax loss and the actual provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

U.S. federal taxes (benefit) at statutory rate	$(8,524)	$(124)	$(1,078)
State	—	—	—
Unutilized net operating losses	8,405	115	753
Stock-based compensation	110	9	55
Non-deductible warrant expense	—	—	268
Other	9	—	2

Total	$—	$—	$—

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$9,360	$16,200
Research and development credits	—	5,700
Capitalized research and development costs	—	8,600
Intangibles	980	720
Stock compensation	690	350
Other, net	470	130

Total deferred tax assets	$11,500	$31,700

Valuation allowance	$(11,500)	$(31,700)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $20.2 million in 2007, decreased by $58.3 million in 2006, and increased by $2.2 million during 2005. The decrease in the valuation allowance during 2007 is principally due to the change in ownership, experienced by us, which created a limitation on the use of the net operating losses and research credits that had been generated prior to 2007.

As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $23.0 million which expire in the year 2027. We also have California net operating loss carryforwards of approximately $23.0 million which expire in the year 2017.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

13.	Legal Proceedings

Currently, we are not a party to any pending legal proceedings and are not aware of any proceeding against us contemplated by any governmental authority.

ARDEA BIOSCIENCES, INC.
(Formerly IntraBiotics Pharmaceuticals, Inc.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Data (in thousands, except for per share amounts)

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth

Operating loss	$(4,164)	$(5,943)	$(7,822)	$(9,645)	$(667)	$(554)	$(463)	$(1,062)
Net income (loss)	(3,369)	(5,375)	(7,309)	(9,018)	(150)	23	176	(416)
Net income (loss) applicable to common stockholders	(3,429)	(5,435)	(7,369)	(9,078)	(210)	(37)	116	(476)
Basic and diluted income (loss) per share applicable to common stockholders	$(0.37)	$(0.57)	$(0.72)	$(0.86)	$(0.02)	$—	$0.01	$(0.05)
Stock sales prices per share:
High	$6.45	$6.05	$9.10	$15.34	$3.70	$3.70	$3.99	$4.37
Low	$4.24	$4.60	$5.50	$7.00	$3.35	$3.42	$3.46	$3.70

15.	Subsequent Event

On February 29, 2008, the Registrar of Companies for England and Wales granted us a Certificate of Incorporation for Ardea Biosciences Limited, a newly established wholly-owned subsidiary of the company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, and sections 302 and 404 of the Sarbanes-Oxley Act).

As part of this evaluation, we analyzed and tested our processes for control effectiveness (controls which reasonably assure accurate and complete financial information in accordance with GAAP), prevention of acts of fraud and transactions being approved by management. When necessary, we confirmed that appropriate corrective action (including process improvements) had been undertaken. We also evaluated our disclosure processes to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluations as of the end of the fiscal year 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in design and have operated at a level that provides reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

In October 2007, we entered into a seven-year sublease for 52,000 square feet of space located at 4939 Directors Place in San Diego, California. A copy of the sublease is filed as Exhibit 10.19 to this annual report and is incorporated herein in its entirety.

PART III

ITEM 10.	DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting of stockholders.

We have adopted a code of ethics for directors, officers (including our principal executive officer and principal financial and accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.ardeabiosciences.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means as required by NASDAQ listing standards or applicable law. Stockholders may request a free copy of the Code of Business Conduct and Ethics from:

Ardea Biosciences, Inc.
Attention: Investor Relations
4939 Directors Place
San Diego, CA 92121
(858) 652-6500
info@ardeabio.com

ITEM 11.	EXECUTIVE COMPENSATION.

Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting of stockholders.

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

3. Exhibit Index

See Exhibit Index on page 65 of this Annual Report on Form 10-K.

(b) Exhibits

See Exhibit Index on page 65 of this Annual Report on Form 10-K.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March 2008.

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

Signature	Title	Date

/s/ BARRY D. QUART, PHARM. D. Barry D. Quart, Pharm. D.	Chief Executive Officer (Principal Executive Officer)	March 24, 2008

/s/ DENIS HICKEY Denis Hickey	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2008

/s/ JOHN W. BECK, CPA John W. Beck, CPA	Director	March 24, 2008

/s/ HENRY J. FUCHS, M.D. Henry J. Fuchs, M.D.	Director	March 24, 2008

/s/ JOHN POYHONEN John Poyhonen	Director	March 24, 2008

/s/ JACK S. REMINGTON, M.D. Jack S. Remington, M.D.	Director	March 24, 2008

/s/ KEVIN C. TANG Kevin C. Tang	Director	March 24, 2008

EXHIBIT INDEX

Exhibit		Document Description

2	.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006.(12)
3.1		Amended and Restated Certificate of Incorporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation.(3)
3.2		Amended and Restated Bylaws.(13)
3.3		Certificate of Amendment to Amended and Restated Certificate of Incorporation.(8)
3.4		Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003.(8)
3.5		Certificate of Ownership and Merger filed with the Delaware Secretary of State December 21, 2006.(12)
3.6		Certificate of Amendment to Amended and Restated Certificate of Incorporation.(13)
4.1		Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003.(7)
4.2		Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto.(17)
4.3		Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the stockholders listed on the signature pages thereto.(18)
10.1		Form of Indemnity Agreement.(1)
10.2		Senior Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(4)(5)
10.3		Executive Severance Benefit Plan, as amended and restated on August 1, 2002.(4)(5)
10.4		Summary of Officer Incentive Bonus Plan.(2)(5)
10.5		2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003.(5)(6)
10.6		Services Agreement between the Company and Hickey & Hill.(5)(9)
10.7		Amendment to Services Agreement, between the Company and Hickey & Hill, Inc.(5)(10)
10.8		Third Amendment to Services Agreement, dated as of November 1, 2006, by and between the Company and Hickey & Hill, Inc.(5)(11)
10	.9†	Master Services Agreement with Valeant Research & Development dated December 21, 2006.(12)
10.10		Noncompetition Agreement with Valeant Research & Development dated December 21, 2006.(12)
10	.11†	Lease Agreement with Valeant Pharmaceuticals North America dated December 21, 2006.(12)
10.12		Employment Agreement with Barry Quart.(5)(12)
10.13		Employment Agreement with Zhi Hong.(5)(12)
10.14		Employment Agreement with Kimberly J Manhard.(5)(12)
10.15		Ardea Biosciences, Inc. 2000 Employee Stock Purchase Plan.(5)(14)
10.16		Employment Agreement with Christopher W. Krueger.(5)(15)
10.17		Amended and Restated 2004 Stock Incentive Plan.(5)(16)
10.18		Securities Purchase Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto.(17)
10.19		Sublease by and between Verenium Corporation and the Company dated October 2007.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included in the signature page to this Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

Exhibit	Document Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(2)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on August 14, 2001.

(3)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-82934) filed with the Securities and Exchange Commission on February 15, 2002.

(4)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 14, 2002.

(5)	Management contract or compensatory plan, contract or arrangement.

(6)	Incorporated by reference to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(7)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on October 9, 2003.

(8)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 12, 2003.

(9)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on July 21, 2005.

(10)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on June 29, 2006.

(11)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 7, 2006.

(12)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(13)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(14)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on October 15, 2007.

(15)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 8, 2007.

(16)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on July 3, 2007.

(17)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(18)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.