Form 10-Q
period 2008-06-30
Ardea Biosciences, Inc./DE
filed 2008-08-14
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-33734
ARDEA BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3200380 (I.R.S. Employer Identification No.)

4939 Directors Place San Diego, CA (Address of principal executive offices)	92121 (Zip Code)
Registrant’s telephone number, including area code: (858) 652-6500
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 8, 2008 was 15,017,887.

ARDEA BIOSCIENCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS — UNAUDITED
ARDEA BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$6,371	$46,384
Short-term investments	36,311	19,831
Receivables	326	1,224
Prepaids and other current assets	373	210

Total current assets	43,381	67,649

Property and equipment, net	2,166	879
Other assets	312	312

Total assets	$45,859	$68,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,865	$2,200
Accrued clinical liabilities	1,729	456
Accrued payroll and employee liabilities	1,683	1,612
Other accrued liabilities	585	833
Current portion of obligations under notes payable	29	—

Total current liabilities	6,891	5,101

Non-current portion of obligations under notes payable	219	—

Commitments and contingencies (see Note 5)

Stockholders’ equity:
Convertible preferred stock	—	1,634
Common stock	15	13
Additional paid-in capital	328,331	323,566
Accumulated other comprehensive income	57	14
Accumulated deficit	(289,654)	(261,488)

Total stockholders’ equity	38,749	63,739

Total liabilities and stockholders’ equity	$45,859	$68,840

Note: The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by United States generally accepted accounting principles.
See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Collaboration revenues	$—	$857	$260	$1,750

Operating expenses:
Research and development	13,006	5,216	22,751	8,729
General and administrative	3,190	1,584	6,822	3,128

Total operating expenses	16,196	6,800	29,573	11,857

Loss from operations	(16,196)	(5,943)	(29,313)	(10,107)

Other income:
Interest income	414	568	1,021	1,179
Other income, net	51	—	186	184

Total other income	465	568	1,207	1,363

Net loss	(15,731)	(5,375)	(28,106)	(8,744)

Non-cash dividends on Series A preferred stock	—	(60)	(60)	(120)

Net loss applicable to common stockholders	$(15,731)	$(5,435)	$(28,166)	$(8,864)

Basic and diluted net loss per share applicable to common stockholders	$(1.10)	$(0.57)	$(2.03)	$(0.94)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	14,345	9,582	13,843	9,478

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(28,106)	$(8,744)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation	2,381	363
Depreciation	233	118
Gain on disposal of property and equipment	(18)	(184)
Amortization of premium/(accretion of discount) on short-term investments	33	(118)
Change in operating assets and liabilities:
Receivables	898	(881)
Prepaids and other current assets	(163)	(200)
Accounts payable	665	1,752
Accrued clinical liabilities	1,273	29
Accrued payroll and employee liabilities	71	384
Other accrued liabilities	(188)	(598)

Net cash used for operating activities	(22,921)	(8,079)

Investing activities:
Purchases of short-term investments	(30,320)	(28,585)
Proceeds from sale or maturity of short-term investments	13,850	29,055
Proceeds from sale of property and equipment	56	184
Purchases of property and equipment	(1,558)	(61)

Net cash (used for) provided by investing activities	(17,972)	593

Financing activities:
Net proceeds from issuance of notes payable	248	—
Net proceeds from issuance of common stock	632	814

Net cash provided by financing activities	880	814

Net decrease in cash and cash equivalents	(40,013)	(6,672)
Cash and cash equivalents at beginning of period	46,384	14,779

Cash and cash equivalents at end of period	$6,371	$8,107

Supplemental schedule of non-cash information:
Net unrealized gain (loss) on short-term investments	$43	$(27)

Issuance of common stock dividend on Series A preferred stock	$(60)	$(120)

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ardea Biosciences, Inc. and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2008. For more complete financial information, these unaudited condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
2. Accounting Policies
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Ardea Biosciences, Inc. and its wholly-owned subsidiary, Ardea Biosciences Limited, which was incorporated in England and Wales in February 2008. There have been no significant transactions related to Ardea Biosciences Limited since its inception.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes to the unaudited condensed consolidated financial statements. Actual results could differ materially from those estimates.
Reclassification
Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.
Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Amounts received for research funding are recognized as revenues as the research services that are the subject of such funding are performed. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement.

Net Loss Per Share
Basic and diluted net loss per share is calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share, and SAB No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common share equivalents. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.
Because the Company has incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations, stock options and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding.
Comprehensive Loss
SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), requires that all components of comprehensive income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. In accordance with SFAS 130, unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss) and represent the difference between the Company’s net loss and comprehensive net loss for all periods presented. The Company’s comprehensive net loss totaled $15,857,000 and $5,399,000 for the three months ended June 30, 2008 and 2007, respectively, and $28,063,000 and $8,771,000 for the six months ended June 30, 2008 and 2007, respectively.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. On January 1, 2008, the Company adopted the provisions of SFAS 157. See Note 3 for further details on the impact of the adoption of SFAS 157 on the Company’s unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2008.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. At this time, the Company has not elected to account for any of its financial assets or liabilities using the provisions of SFAS 159. As such, the adoption of SFAS 159, on January 1, 2008, did not have an impact on the Company’s unaudited condensed consolidated results of operations or financial condition for the three and six months ended June 30, 2008.
In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods or services are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. On January 1, 2008, the Company adopted the provisions of EITF 07-3, which did not have an impact on the Company unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2008.

In December 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The EITF concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each participating company’s financial statements pursuant to the guidance in Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The EITF also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. Furthermore, the EITF concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application. The Company plans to adopt EITF 07-1 at the beginning of fiscal 2009 and is evaluating the impact of the adoption on its results of operations and financial condition.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not currently believe that the adoption of SFAS 162 will have a material impact on its results of operations and financial condition.
3. Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements. SFAS 157 does not extend the use of fair value beyond what is currently required by other pronouncements, and it does not pertain to stock-based compensation under SFAS No. 123R, Share-Based Payments (“SFAS 123R”) or to leases under SFAS No. 13, Accounting for Leases.
In February 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, was issued. This FSP provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to financial assets and liabilities only.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at June 30, 2008 (in thousands) are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted prices in
		active markets for	Significant other	Significant
	Balance at	identical assets	observable inputs	unobservable inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$6,371	$6,371	$—	$—
Short-term investments	36,311	—	36,311	—

Total	$42,682	$6,371	$36,311	$—

Cash and cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less from the date of purchase. The estimated fair value of cash and cash equivalents is based on level 1 inputs. Short-term investments are comprised of available-for-sale securities primarily invested in United States government agencies and municipal bonds which are recorded at the estimated fair value based on level 2 inputs. Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. For the three and six months ended June 30, 2008, the Company recognized ($126,000) and $43,000 in net unrealized gains (losses) associated with its short-term investments.
4. Note Payable
In March 2008, the Company exercised its right under the sublease agreement with Verenium Corporation to borrow $250,000 for costs incurred and paid for the tenant improvements recently completed at the Company’s new facility. The note bears interest at 7.00% per annum and is payable in monthly installments of principal and interest of approximately $4,000 for 84 months beginning in June 2008.
5. Commitments and Contingencies
Under the Asset Purchase Agreement between Valeant Research and Development, Inc. (“Valeant”) and the Company, dated December 21, 2006, the Company is obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of products. The aggregate contingent liability of up to $42,000,000 in milestone payments for the programs covered under the Asset Purchase Agreement is considered a liability in the ordinary course of business. Each milestone payment will be recorded when the related contingency is resolved and consideration is issued or becomes assumable, none of which have occurred as of June 30, 2008.
6. Stockholders’ Equity
Preferred Stock
On May 7, 2008, the automatic conversion provisions of the then outstanding shares of the Company’s Series A preferred stock, as described in the Company’s Certificate of Designation of Series A Preferred Stock, were met. As such, all 300 shares of Series A preferred stock outstanding automatically converted into an aggregate of 1,578,346 shares of common stock.
Prior to the Series A preferred stock conversion, the holders of Series A preferred stock were also entitled to receive quarterly dividends at the annual rate of $800 per share of Series A preferred stock. The dividends were paid in common stock based on the average of the closing sales price of the common stock for the five trading days immediately preceding and ending on the last trading day prior to the date the dividends are payable. The final non-cash dividend payment with respect to the first quarter of 2008 was made in the second quarter of 2008.

Stock-Based Compensation
In 2002, the Company adopted its 2002 Non-Officer Equity Incentive Plan, which provides for the grant of stock awards, stock bonuses and rights to acquire restricted common stock to employees who are not officers, to executive officers not previously employed by the Company as an inducement to entering into an employment relationship with the Company, and to consultants of the Company. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Company’s Compensation Committee or the Board of Directors.
In 2004, the Company adopted its 2004 Stock Incentive Plan, which provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Company’s Compensation Committee or the Board of Directors. The 2004 Stock Incentive Plan also provides for automatic fixed grants to non-employee directors of the Company.
In 2000, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), under which shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every six months (up to but not exceeding 15% of each employee’s base salary or hourly compensation, and any cash bonus paid) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months.
Stock-based compensation expense related to these equity compensation plans recognized under SFAS 123R for the three-month periods ended June 30, 2008 and 2007 was $1,270,000 and $194,000, respectively, and $2,381,000 and $363,000, for the six-month periods ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $13,710,000 of total unrecognized compensation cost related to non-vested stock-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.9 years.
The following table summarizes share-based compensation expense related to employee and director stock options and ESPP purchases under SFAS 123R by expense category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Research and development	$511	$99	$964	$127
General and administrative	759	95	1,417	236

Share-based compensation expense included in operating expenses	$1,270	$194	$2,381	$363

The Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
Options:

	June 30,
	2008	2007
Risk-free interest rate	3.8%	4.8%
Dividend yield	0.0%	0.0%
Volatility	72.7%	0.2%
Expected life (years)	5.3-6.3	6.1

ESPP:

	June 30,
	2008	2007
Risk-free interest rate	3.8%	—
Dividend yield	0.0%	—
Volatility	69.0%	—
Expected life (years)	1.3	—
7. Income Taxes
On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at June 30, 2008, that would, if recognized, affect the effective tax rate.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its unaudited condensed consolidated balance sheet at June 30, 2008 or its audited balance sheet at December 31, 2007, and has not recognized interest and/or penalties in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007.
The Company is subject to taxation in the United States and California. The Company’s tax years for 2003 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. In 2007, the Company completed a Section 382 and 383 analysis. Based on this analysis, the Company determined that a change in ownership had occurred in 2005 and therefore the future realization of net operating losses and research and development credits would be limited to only those amounts generated after fiscal year 2005. As of December 31, 2007, the Company had federal and California income tax net operating loss carryforwards of approximately $23,484,000 and $23,515,000, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2007 included in our Annual Report for the year ended December 31, 2007 filed with the Securities and Exchange Commission, or SEC, on March 24, 2008.
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

Overview and Business Strategy
     Ardea Biosciences, Inc., of San Diego, California, is a biotechnology company focused on the discovery and development of small-molecule therapeutics for the treatment of Human Immunodeficiency Virus (“HIV”), gout, cancer and inflammatory diseases. We believe that we are well-positioned to create stockholder value through our development activities, given our ability to achieve clinical proof-of-concept relatively quickly and cost-effectively in these disease areas. We are currently pursuing multiple development programs, including the following:
Product Portfolio

Product Candidate	Target Indication	Development Status
RDEA806	HIV	Phase 2a completed
RDEA427	HIV	Phase 0* completed
RDEA806 (a prodrug of RDEA594)	Gout	Phase 2a ongoing
RDEA594	Gout	Preclinical
RDEA119	Cancer	Phase 1 ongoing
RDEA119	Inflammation	Phase 1 completed
RDEA436	Inflammation	Phase 0* completed

*	First in human micro-dose pharmacokinetic study in normal healthy volunteers.
HIV
     RDEA806
     RDEA806 is our lead non-nucleoside reverse transcriptase inhibitor (“NNRTI”) for the treatment of HIV. In vitro preclinical tests have shown RDEA806 to be a potent inhibitor of a wide range of HIV viral isolates, including isolates that are resistant to efavirenz (which is the active ingredient in Sustiva®, a product developed by Bristol-Myers Squibb), the most widely prescribed NNRTI, in addition to other currently available NNRTIs. In vitro preclinical tests have also shown RDEA806 to have a high genetic barrier to resistance. In vivo preclinical tests suggest that RDEA806 does not pose a risk of reproductive toxicity. Based on both preclinical and clinical data, we anticipate that RDEA806 could be amenable to a once-daily oral dosing regimen, may have limited pharmacokinetic interactions with other drugs and may be readily co-formulated in a single pill with other HIV antiviral drugs, such as Truvada® (emtricitabine and tenofovir) from Gilead Sciences, Inc., which is important for patient compliance and efficacy.
     RDEA806 has successfully completed Phase 1 and Phase 2a clinical trials and has been evaluated in over 100 subjects. A Phase 2a monotherapy proof-of-concept study of RDEA806 was completed in the second quarter of 2008. Results from this study demonstrated up to 2.0 log placebo-adjusted reduction in plasma viral load on Day 8 with once-daily dosing of RDEA806. In addition, all dosing regimens tested were well tolerated.
     Based on these results, we plan to initiate in the third quarter of 2008 a multi-national Phase 2b study comparing once daily doses of RDEA806 to efavirenz in first-line patients receiving background treatment with Truvada over six months of treatment.
     RDEA427
     The lead compound in our 2nd generation NNRTI program, RDEA427, is from a chemical class that is distinct from the RDEA806 chemical class. Based on early preclinical data, we believe that RDEA427 may share certain of the positive attributes of RDEA806, but may also have even greater activity against a wide range of drug-resistant viral isolates. We evaluated RDEA427 in a Phase 0 study in the first quarter of 2008 and have selected RDEA427 as a product candidate. We expect to initiate a Phase 1 study of RDEA427 in normal healthy volunteers before the end of 2008.

GOUT
     RDEA806
     RDEA806, a prodrug of RDEA594, is currently being evaluated in a Phase 2a proof-of-concept study to provide an early confirmation of RDEA594’s activity in the target population of gout patients.
     RDEA594
     RDEA594, our lead product candidate for the treatment of gout, is a major metabolite of RDEA806. RDEA594 does not have antiviral activity and is believed to be responsible for the lowering of serum uric acid levels observed following administration of RDEA806 to over 100 subjects in Phase 1 and Phase 2 clinical trials. We plan to initiate a Phase 1 study of RDEA594 in normal healthy volunteers and expect to announce the pharmacokinetic and pharmacodynamic results of this Phase 1 study before the end of 2008.
CANCER
     RDEA119
     RDEA119, our lead mitogen-activated ERK kinase (“MEK”) inhibitor for the treatment of cancer, is a potent and selective inhibitor of MEK, which is believed to play an important role in cancer cell proliferation, apoptosis and metastasis. In vivo preclinical tests have shown RDEA119 to have potent anti-tumor activity.
     Data from an ongoing Phase 1 study of RDEA119 in advanced cancer patients indicates that it has a pharmacokinetic profile allowing for convenient once-daily oral dosing. We expect to reach the maximum tolerated dose (“MTD”) before the end of the year. Once the MTD is obtained, we plan to evaluate the activity of RDEA119 in advanced cancer patients with selected tumor types, such as hepatocellular, sarcoma, glioma, non-small cell lung, colon, pancreatic or thyroid cancer or melanoma. Based on significant in vitro synergy, we also plan to initiate a study of RDEA119 combined with an approved anticancer drug in advanced cancer patients before the end of 2008.
INFLAMMATION
     RDEA119
     In vivo preclinical tests have shown RDEA119 to significantly inhibit inflammatory cytokines. Preclinical data also suggest that RDEA119 may have favorable pharmaceutical properties, including the potential for convenient once-daily oral dosing. We have completed a Phase 1 study of RDEA119 in normal healthy volunteers, demonstrating a favorable pharmacokinetic profile, safety and tolerability, and its ability to inhibit inflammatory cytokines. We plan to initiate a Phase 2a clinical study in an inflammatory disease patient population by the end of 2008.
     RDEA436
     The lead compound in our 2nd generation MEK inhibitor program, RDEA436, is from a chemical class that is distinct from the RDEA119 chemical class. Based on early preclinical data, we believe that RDEA436 may potentially share certain of the positive attributes of RDEA119, and may have even greater potency than RDEA119. We evaluated RDEA436 in a Phase 0 study in the first quarter of 2008 and have selected RDEA436 as a product candidate. We plan to initiate a Phase 1 study of RDEA436 in normal healthy volunteers by the end of 2008.
Company History
     We were incorporated in the State of Delaware in 1994. From inception through November 2006, we were known as IntraBiotics Pharmaceuticals, Inc. (“IntraBiotics”) and our efforts during the majority of that time were focused on the research and development of anti-microbial drugs.

     On December 21, 2006, we acquired intellectual property and other assets from Valeant Research & Development, Inc. (“Valeant”) related to RDEA806 and our 2nd generation NNRTI program, and RDEA119 and our 2nd generation MEK inhibitor program. Concurrent with the closing of the acquisition from Valeant, we hired a new senior management team and changed our name from IntraBiotics to Ardea Biosciences, Inc.
Valeant Relationship
     In consideration for the assets purchased from Valeant and subject to the satisfaction of certain conditions, Valeant has the right to receive development-based milestone payments and sales-based royalty payments from us. There is one set of milestones for RDEA806 and the 2nd generation NNRTI program and a separate set of milestones for RDEA119 and the 2nd generation MEK inhibitor program. In the event of the successful commercialization of a product incorporating RDEA806 or a compound from the 2nd generation NNRTI program, resulting milestone payments could total up to $25.0 million. In the event of the successful commercialization of a product incorporating RDEA119 or a compound from the 2nd generation MEK inhibitor program, resulting milestone payments could total up to $17.0 million. Milestones are paid only once for each program, regardless of how many compounds are developed or commercialized. The first milestone payment of $2.0 million and $1.0 million in the NNRTI program and the MEK inhibitor program, respectively, would be due after the first patient is dosed in the first Phase 2b study, and approximately 80% of the total milestone payments in each program would be due upon United States Food and Drug Administration acceptance and approval of a new drug application (“NDA”). The royalty rates on all products are in the mid-single digits. We agreed to further develop these compounds with the objective of obtaining marketing approval in the United States, the United Kingdom, France, Spain, Italy and Germany.
     Valeant also has the right to exercise a one-time option to repurchase commercialization rights in territories outside the United States and Canada (the “Valeant Territories”) to the first NNRTI compound derived from the acquired intellectual property to complete a Phase 2b study in HIV. If Valeant exercises this option, which it can do following the completion of a Phase 2b HIV study, but prior to the initiation of a Phase 3 study, we would be responsible for completing Phase 3 studies and for registration of the product in the United States and European Union. Valeant would pay us a $10.0 million option fee, up to $21.0 million in milestone payments based on regulatory approvals, and a mid-single-digit royalty on product sales in the Valeant Territories.
     We also entered into a master services agreement with Valeant under which we agreed to advance a preclinical program in the field of neuropharmacology on behalf of Valeant. Under the agreement, which has a two-year term, subject to Valeant’s option to terminate the agreement after the first year, Valeant paid us $2.6 million in 2007 and $0.3 million through June 30, 2008. We are also entitled to development-based milestones of up to $1.0 million. The first milestone totaling $0.5 million was reached in July 2007 when a clinical candidate was selected from the compounds we had designed under this agreement. With the earlier-than-anticipated identification of a compound meeting all the criteria for clinical development described in the master services agreement, resources have been shifted away from designing new compounds. Accordingly, we did not earn any research support payments for the three months ended June 30, 2008. Valeant owns all intellectual property and commercial rights under this research program.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to accrued clinical liabilities and stock-based compensation. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
Accrued Clinical Liabilities
     We review and accrue clinical costs based on work performed, which relies on estimates of the services received and related expenses incurred. Clinical trial-related contracts vary significantly in length, and may be for a fixed amount, based on milestones or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development costs; however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.
Stock-Based Compensation
     We grant equity based awards under three stockholder-approved, stock-based compensation plans. We have granted, and may in the future grant, options and restricted stock awards to employees, directors, consultants and advisors under either our 2002 Non-Officer Equity Incentive Plan or our 2004 Stock Incentive Plan. In addition, all of our employees are eligible to participate in our 2000 Employee Stock Purchase Plan which enables employees to purchase common stock at a discount through payroll deductions. The benefits provided under all of these plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), which we adopted effective January 1, 2006 under the modified prospective application method. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled.
     We estimate the fair value of stock options granted using the Black-Scholes-Merton, or Black-Scholes, option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including each option’s expected life and price volatility of the underlying stock. Expected volatility is based on the weighted average volatility of our stock factoring in daily share price observations and the historical price volatility of certain peers within our industry sector. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option and the share purchase right. The expected life of employee stock options represents the average of the contractual term of the options and the weighted average vesting period, as permitted under the simplified method, under SAB No. 107, Share-Based Payments.
     As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. On January 1, 2008, we adopted the provisions of SFAS 157. See Note 3 to our unaudited condensed consolidated financial statements for further details on the impact of the adoption of SFAS 157 on our unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. At this time, we have not elected to account for any of our financial assets or liabilities using the provisions of SFAS 159. As such, the adoption of SFAS 159, on January 1, 2008, did not have an impact on our unaudited condensed consolidated results of operations or financial condition for the three and six months ended June 30, 2008.

     In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods or services are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. On January 1, 2008, we adopted the provisions of EITF 07-3, which did not have an impact on our unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2008.
     In December 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The EITF concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each participating company’s financial statements pursuant to the guidance in Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The EITF also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. Furthermore, the EITF concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application. We plan to adopt EITF 07-1 at the beginning of fiscal 2009 and are evaluating the impact of the adoption on our results of operations and financial condition.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not currently believe that the adoption of SFAS 162 will have a material impact on our results of operations and financial condition.
Results of Operations
Three and Six Months Ended June 30, 2008 and 2007
Revenues
     There were no revenues for the three months ended June 30, 2008. Revenues for the six months ended June 30, 2008 totaled $0.3 million, which was a decrease from $0.9 million and $1.8 million for the three and six months ended June 30, 2007. Historically, our revenues have resulted from the research services we provide under our master services agreement with Valeant for their preclinical neuropharmacology program. The decrease in revenues from 2007 levels was due to the earlier than anticipated identification of a clinical development candidate from that program and Valeant’s subsequent reduction in the utilization of our research and development services.

Research and Development Expense
     For the three and six months ended June 30, 2008, research and development expense increased to $13.0 million and $22.8 million, respectively, from $5.2 million and $8.7 million for the same periods in 2007. The increase in research and development expense was primarily due to continued development and progression of our preclinical and clinical product candidates, which included increased spending of approximately $6.1 million and $10.4 million on clinical research organizations, professional outside services, and research and clinical trial supplies and materials for the three and six months ended June 30, 2008, respectively. In addition, the increase in research and development expense was a result of additional personnel costs of approximately $0.8 million and $1.6 million and an increase in stock-based compensation expense of approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2008, respectively.
General and Administrative Expense
     For the three and six months ended June 30, 2008, general and administrative expense increased to $3.2 million and $6.8 million, respectively, from $1.6 million and $3.1 million for the same periods in 2007. The increase in general and administrative expense was primarily the result of additional personnel costs of approximately $1.0 million and $2.0 million for the three and six months ended June 30, 2008, respectively, due to increased headcount and higher stock-based compensation expense of approximately $0.7 million and $1.2 million for the three and six months ended June 30, 2008, respectively.
Other Income, net
     For the three and six months ended June 30, 2008 and 2007, other income, net was comparable.
Liquidity and Capital Resources
     From inception through June 30, 2008, we have incurred a cumulative net loss of approximately $289.7 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements and interest income of invested cash balances.
     On December 19, 2007, we raised $40.0 million by selling approximately 3.0 million unregistered shares of newly issued common stock, $0.001 par value, at $13.25 per share. This resulted in net cash proceeds of $37.2 million after placement fees and issuance costs of $2.8 million. On January 18, 2008, we filed a registration statement with the SEC covering the resale of approximately 1.9 million of these shares. This registration statement was declared effective by the SEC on February 1, 2008.
     As of June 30, 2008, we had $42.7 million in cash, cash equivalents, and short-term investments compared to $66.2 million as of December 31, 2007. The decrease in cash, cash equivalents and short-term investments resulted from the use of our financial resources to fund our preclinical and clinical programs, increased personnel costs, and for other general corporate purposes, including our facility relocation.
     We lease our office and laboratory facilities and certain equipment under operating leases. In addition, in March 2008, we exercised our right to borrow approximately $250,000, under our sublease agreement, for costs incurred and paid for certain tenant improvements recently completed at our new facility. The note bears interest at 7.00% per annum and is payable in monthly installments of principal and interest of approximately $4,000 for 84 months beginning in June 2008.
     In addition, under the asset purchase agreement with Valeant, we will be required to pay Valeant $2.0 million after the first patient is dosed in the first Phase 2b study for the NNRTI program. We currently expect the Phase 2b study for this program to be initiated before the end of the year.
     We also enter into agreements with clinical sites and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the length of their participation in the clinical trials. In addition, under certain agreements, we may be subject to penalties in the event that we prematurely terminate performance under these agreements. At this time, due to the variability associated with clinical site and contract research organization agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.

     Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following: the rate of progress and cost of our clinical trials and other research and development activities; the scope, prioritization and number of clinical development and research programs we pursue; the terms and timing of any collaborative, licensing and other arrangements that we may establish; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the costs and timing of regulatory approvals; the cost of establishing or contracting for manufacturing, sales and marketing capabilities; and the effect of competing technological and market developments.
     We anticipate that our existing cash, investments and interest earned thereon, will be sufficient to fund our operations as currently planned into the second quarter of 2009. This projection is based on the assumption that we do not raise any additional funds, including through the sale of additional securities, obtain any additional debt financing or establish a collaborative agreement or licensing arrangement with a corporate partner.
     We have no current means of generating material cash flows from operations. There can be no assurance that our product development efforts with respect to any of our product candidates will be successfully completed, that required regulatory approvals will be obtained or that any products, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, we will continue to seek capital through various means, including by selling our equity securities, obtaining debt financing and by establishing one or more collaborative or licensing arrangements. However, there can be no assurance that additional financing will be available to us on acceptable terms, if at all.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, or changes in our expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of June 30, 2008, we own financial instruments that are sensitive to market risk, including interest rate risk, as part of our investment portfolio. To minimize our exposure to market risk, we have generally limited our investments to cash and securities of the government of the United States of America and its federal agencies or high-grade corporate and municipal bonds with maturity dates of less than one year. Due to the short-term nature of our investments, a 50-basis point movement in market interest rates over the six month period following June 30, 2008 would not have a material impact on the fair value of our portfolio as of June 30, 2008. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk. We also do not invest in any derivative financial instruments, derivative commodity instruments, auction rate securities or other market risk sensitive instruments, positions or transactions.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     As required by the Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risks described below include certain revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007 and our subsequent filings with the Securities and Exchange Commission. Risk factors containing such revisions are marked with an asterisk.
Risks Related to Our Business
Development of our products will take years; we may never attain product sales; and we expect to continue to incur net operating losses.*
     Our accumulated deficit as of June 30, 2008 was $289.7 million, and we expect to incur substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to research and development and preclinical and clinical testing of compounds. We expect that the amounts paid to advance the preclinical and clinical development of our product candidates, including RDEA806, RDEA427, RDEA594, RDEA119, RDEA436 and our other compounds, will increase materially in 2008. Any compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, RDEA806, RDEA427, RDEA594, RDEA119 and RDEA436, and any other compounds we advance into further development, may never be approved for commercial sales. The time required to achieve product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.
We are not currently profitable and may never become profitable.*
     To date, we have generated limited revenues and we do not anticipate generating significant revenues for at least several years, if ever. We expect to increase our operating expenses over at least the next several years as we plan to advance our product candidates, including RDEA806, RDEA427, RDEA594, RDEA119 and RDEA436, into further preclinical testing and clinical trials, expand our research and development activities and acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

Because the results of preclinical studies are not necessarily predictive of future results, we can provide no assurances that, even if our product candidates are successful in preclinical studies, such product candidates will have favorable results in clinical trials or receive regulatory approval.
     Positive results from preclinical studies should not be relied upon as evidence that clinical trials will succeed. Even if our product candidates achieve positive results in clinical studies, we will be required to demonstrate through clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.
Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.*
     Our product candidates will require preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. Delays in the commencement of clinical testing of our product candidates could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.
     The commencement of clinical trials can be delayed for a variety of reasons, including delays in:
•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	manufacturing quantities of a product candidate sufficient for clinical trials;

•	obtaining approval of an Investigational New Drug Application (“IND”) from the United States Food and Drug Administration (“FDA”) or similar foreign approval; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.
     In addition, the commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial.
Delays in the completion of, or the termination of, clinical testing of our current and potential product candidates could result in increased costs to us and delay or prevent us from generating revenues.*
     Once a clinical trial for any current or potential product candidate has begun, it may be delayed, suspended or terminated by us or the FDA, or other regulatory authorities due to a number of factors, including:
•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated retention rate of patients in clinical trials;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	lack of adequate funding to continue clinical trials;

•	negative results of clinical trials;

•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials; or

•	serious adverse events or other undesirable drug-related side effects experienced by clinical trial participants.
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
If our internal discovery and development efforts are unsuccessful, we will be required to obtain rights to new products or product candidates from third parties, which we may not be able to do.*
     Our long-term ability to earn product revenue depends on our ability to successfully advance our product candidates through clinical development and regulatory approval and to identify and obtain new products or product candidates through internal development or licenses from third parties. If the development programs we acquired from Valeant and our internal development programs are not successful, we will need to obtain rights to new products or product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:
•	we may be unable to purchase or license products or product candidates on terms that would allow us to make a sufficient financial return from resulting products;

•	competitors may be unwilling to assign or license products or product candidate rights to us (in particular, if we are not able to successfully advance the further development of the product candidates we acquired from Valeant); or

•	we may be unable to identify suitable products or product candidates within, or complementary to, our areas of interest relating to the treatment of HIV, gout, cancer and inflammatory diseases.
     If we are unable to obtain rights to new products or product candidates from third parties, our ability to generate product revenues and achieve profitability may suffer.
Even if we successfully initiate and complete clinical trials for any product candidate, there are no assurances that we will be able to submit or obtain FDA approval of a new drug application.*
     There can be no assurance that if our clinical trials of any potential product candidate are successfully initiated and completed, we will be able to submit an NDA, to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all. If we are unable to submit an NDA with respect to any future product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject NDAs and requires additional clinical trials, even when product candidates performed well or achieved favorable results in clinical trials. If we fail to commercialize any future product candidate in clinical trials, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

If we successfully develop products, but those products do not achieve and maintain market acceptance, our business will not be profitable.*
     Even if any of our product candidates are approved for commercial sale by the FDA or other regulatory authorities, our profitability and growth will depend on the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, which will in turn depend on a number of factors, including:
•	our ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	the availability of alternative treatments;

•	pricing and cost effectiveness; and

•	our ability to obtain sufficient third-party insurance coverage or reimbursement.
     In addition, even if any of our potential products achieve market acceptance, we may not be able to maintain that market acceptance over time if:
•	new products or technologies are introduced that are more favorably received than our potential future products, are more cost effective or render our potential future products obsolete; or

•	complications arise with respect to use of our potential future products.
We will need substantial additional funding and may be unable to raise capital when needed, or at all, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.*
     Based on current projections, excluding any funds that we may receive from future business development activities, we believe that our existing cash and cash equivalents will be adequate to fund our anticipated levels of operations into the second quarter of 2009. However, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In particular, because most of our resources for the foreseeable future will be used to advance our product candidates, we may not be able to accurately anticipate our future research and development funding needs. We will need to raise substantial additional capital within the next twelve months to, among other things:
•	fund our research, discovery and development programs;

•	advance our product candidates into and through clinical trials and the regulatory review and approval process;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.
     Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:
•	the rate of progress and cost of our research and development activities;

•	whether Valeant terminates our master services agreement or reduces the amount of services that we provide to Valeant;

•	the scope, prioritization and number of preclinical studies and clinical trials we pursue;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

•	the effects of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or license new technologies, products or product candidates.
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
Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.*
     We may raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants would likely include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stocks or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. For example, we might be required to relinquish all or a portion of our sales and marketing rights with respect to potential products or license intellectual property that enables licensees to develop competing products in order to complete any such transaction.
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
     We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery and development programs depend on our ability to attract and retain highly skilled chemists, biologists and preclinical personnel, especially in the fields of HIV, gout, cancer and inflammatory diseases. If we are unable to hire or retain these employees, we may not be able to advance our research and development programs at the pace we anticipate, and we may not be able to perform our obligations under our master services agreement with Valeant. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently, we do not have employment agreements with any employees or members of senior management that provide us any guarantee of their continued employment. If we lose members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.
Our quarterly results and stock price may fluctuate significantly.*
     We expect our results of operations and future stock price to be subject to quarterly fluctuations. During the six months ended June 30, 2008, our closing stock prices ranged from a low of $11.50 to a high of $16.20. The level of our revenues, if any, our results of operations and our stock price at any given time will be based primarily on the following factors:
•	whether or not we achieve specified research or commercialization milestones under any agreement that we enter into with collaborators and the timely payment by potential commercial collaborators of any amounts payable to us or by us to Valeant or any other party, including the milestone payments that we may make to Valeant;

•	whether Valeant terminates our master services agreement or reduces the amount of services that we provide to Valeant;

•	the addition or termination of research or development programs or funding support;

•	the status of development of our product candidates, including results of preclinical studies and any future clinical trials;

•	variations in the level of expenses related to our product candidates or potential product candidates during any given period;

•	our execution of collaborative, licensing or other arrangements, and the timing and accounting treatment of payments we make or receive under these arrangements;

•	our recommendation of additional compounds for preclinical development; and

•	fluctuations in the stock prices of other companies in the biotechnology and pharmaceuticals industries and in the financial markets generally.
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
If we engage in any acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.*
     In 2006, we acquired pharmaceutical research and development programs, including our most advanced product candidates, from Valeant and there is no guarantee that we will be able to successfully develop the acquired product candidates. We may attempt to acquire businesses, technologies, services or other products or in-license technologies that we believe are a strategic fit with our existing development programs, at the appropriate time and as resources permit. In any acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. These operational and financial risks include:
•	assumption and exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to acquiring and developing acquired products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	negative effect on our earnings (or loss) per share;

•	difficulty and cost in combining and integrating the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers, contractors or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.
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
Valeant’s exercise of its option to repurchase commercialization rights in territories outside the United States and Canada could limit the market for our first NNRTI product and adversely affect our business.*
     Under the asset purchase agreement that we entered into with Valeant on December 21, 2006, Valeant retains a one-time option to repurchase commercialization rights in the Valeant Territories for our first NNRTI product derived from the acquired intellectual property to advance to a Phase 2b HIV clinical trial. If Valeant exercises this option, which it can do following the completion of a Phase 2b clinical trial, but prior to the initiation of a Phase 3 clinical trial, Valeant would pay us a $10.0 million option fee, up to $21.0 million in milestone payments based on regulatory approvals, and a mid-single-digit royalty on product sales in the Valeant Territories. However, Valeant would then own all commercialization rights in the Valeant Territories, which may adversely impact the amount of aggregate revenue we may be able to generate from sales of our NNRTI product and may negatively impact our potential for long-term growth. Also, if Valeant exercises its option to repurchase commercialization rights in the Valeant Territories and experiences difficulties in commercializing our NNRTI product in the Valeant Territories, then our commercialization efforts in the United States and Canada may be adversely impacted.
Failure to comply with our minimum commitments under the asset purchase agreement with Valeant could expose us to potential liability or otherwise adversely affect our business.*
     We agreed to use reasonable efforts to develop the product candidates in the pharmaceutical research and development programs we acquired from Valeant, with the objective of obtaining marketing approval for RDEA806, RDEA119 and the lead product candidates from the 2nd generation NNRTI and MEK inhibitor programs in the United States, the United Kingdom, France, Spain, Italy and Germany. Our efforts will be designed to consistently advance the program with the goal of achieving the first milestone event within 24 months of the closing of the transaction with Valeant. If we fail to make sufficient effort to develop the product candidates, then we may be subject to a potential lawsuit or lawsuits from Valeant under the asset purchase agreement. If such a lawsuit were filed, our reputation within the pharmaceutical research and development community may be negatively impacted and our business may suffer.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.*
     Section 404 of the Sarbanes-Oxley Act requires on-going management assessments, beginning with the year ended December 31, 2007, of the effectiveness of our internal controls over financial reporting and may, beginning with the year ending December 31, 2009, further require a report by our independent auditors that provides our independent auditor’s assessment of the effectiveness of our internal controls. Testing and maintaining internal controls involves significant costs and can divert our management’s attention from other matters that are important to our business. We and our auditors may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in cost-effective control systems, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.
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
     Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even with respect to patents that have issued or will issue, we cannot guarantee that the claims of these patents are, or will be valid, enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. For example:
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

     Patent applications in the United States are maintained in confidence for at least 18 months after their filing. Consequently, we cannot be certain that the patent applications we are pursuing will lead to the issuance of any patent or be free from infringement or other claims from third parties. In the event that a third party has also filed a United States patent application relating to the product candidates or a similar invention, we may have to participate in interference proceedings declared by the United States. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our United States patent position. Furthermore, we may not have identified all United States and foreign patents or published applications that affect our business either by blocking our ability to commercialize our product candidates or by covering similar technologies that affect our market.
     In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our product candidates.
     Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us.
     Other companies may obtain patents and/or regulatory approvals to use the same drugs to treat diseases, other than HIV, gout, cancer and inflammatory diseases. As a result, we may not be able to enforce our patents effectively because we may not be able to prevent healthcare providers from prescribing, administering or using another company’s product that contains the same active substance as our products when treating patients with HIV, gout, cancer or inflammatory diseases.
Our business depends upon not infringing the rights of others.*
     If we are sued for infringing intellectual property rights of others, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. We may be exposed to future litigation by third parties based on claims that our product candidates or activities infringe the intellectual property rights of others. Numerous United States and foreign issued patents and pending patent applications owned by others exist in HIV, gout, cancer, inflammatory diseases and the other fields in which we may develop products. We cannot assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.
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
     If we find during clinical evaluation that our product candidates for the treatment of HIV, gout, cancer or inflammatory diseases should be used in combination with a product covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product recommended for co-administration with our product. In that case, we may be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on reasonable terms, or at all.

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
Many of our competitors have significantly more resources and experience, which may harm our commercial opportunity.*
     The biotechnology and pharmaceutical industries are subject to intense competition and rapid and significant technological change. We have many potential competitors, including major drug and chemical companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources, experience and expertise in:
•	research and development;

•	preclinical testing;

•	clinical trials;

•	regulatory approvals;

•	manufacturing; and

•	sales and marketing of approved products.
     Smaller or early-stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical companies. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.

If our competitors develop treatments for HIV, gout, cancer or inflammatory diseases that are approved faster, marketed better or demonstrated to be more effective than any products that we may develop, our commercial opportunity will be reduced or eliminated.*
     We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HIV, gout, cancer and inflammatory diseases. Potential competitors may develop treatments for HIV, gout, cancer or inflammatory diseases or other technologies and products that are more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with our most advanced product candidates.
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
     In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The trend toward managed health care in the United States, which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care, control pharmaceutical prices or reduce government insurance programs, may result in lower prices for our product candidates. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.
Product liability claims may damage our reputation and, if insurance proves inadequate, the product liability claims may harm our results of operations.*
     We face an inherent risk of product liability exposure when we begin testing our product candidates in human clinical trials, and we will face an even greater risk if we sell our product candidates commercially. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities, our reputation may be harmed and we may be unable to commercialize our product candidates.
Any claims relating to our improper handling, storage or disposal of biological, hazardous and radioactive materials could be time-consuming and costly.*
     Our research and development involves the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials and biological materials that have the potential to transmit disease. Our operations also produce hazardous waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. If we fail to comply with these laws and regulations or with the conditions attached to our operating licenses, the licenses could be revoked, and we could be subjected to criminal sanctions and substantial financial liability or be required to suspend or modify our operations. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources. In addition, we may have to incur significant costs to comply with future environmental laws and regulations. We do not currently have a pollution and remediation insurance policy.

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
Risks Related to Our Common Stock
Directors, executive officers, principal stockholders and affiliated entities beneficially own or control a significant majority of our outstanding voting common stock and together control our activities.*
     Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant majority of our outstanding securities. These stockholders, if they determine to vote in the same manner, would control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.
Future sales of our common stock may cause our stock price to decline.*
     Our principal stockholders and affiliated entities hold a substantial number of shares of our common stock that they are able to sell in the public market. In addition, they currently own outstanding warrants exercisable for a significant number of shares of common stock. The exercise of warrants, or sales by our current stockholders of a substantial number of shares, or the expectation that exercises and/or sales may occur, could significantly reduce the market price of our common stock.
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
We have never paid cash dividends on our common stock and we do not anticipate paying dividends in the foreseeable future.*
     We have paid no cash dividends on any of our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on May 22, 2008. All of the directors nominated for election by our board of directors, as set forth in our proxy statement, were elected as follows:

Director Nominee	Votes in Favor	Votes Withheld
John W. Beck	10,965,256	818
Henry J. Fuchs	10,965,147	927
John Poyhonen	10,962,355	3,719
Barry D. Quart	10,965,256	818
Jack S. Remington	10,962,246	3,828
Kevin Tang	10,959,801	6,273
     As set forth in our proxy statement, the following proposal was also approved:

				Broker
Proposal Description	Votes in Favor	Votes Against	Abstaining	Non-Votes
Ratification of the appointment of Stonefield Josephson, Inc. as our independent auditor for the fiscal year ending December 31, 2008	10,965,662	404	8	—
ITEM 6. EXHIBITS

Exhibit
Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Amended and Restated Certificate of Incorporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (4)

3.4	Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003 (4)

3.5	Certificate of Ownership and Merger filed with the Delaware Secretary of State December 21, 2006 (1)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)

4.1	Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003 (5)

4.2	Registration Rights Agreement dated December 19, 2007, by and among the Company and the Purchasers listed on the signature pages thereto (6)

4.3	Registration Rights Agreement dated January 4, 2008, by and among the Company and the stockholders listed on the Signature pages thereto (7)

10.1*	Executive Employment Agreement, effective as of May 27, 2008, between the Company and John W. Beck (8)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	We have applied for confidential treatment of certain provisions of this exhibit with the Securities and Exchange Commission. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment.

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 12, 2003.

(5)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on October 9, 2003.

(6)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on May 13, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ardea Biosciences, Inc.
Date: August 14, 2008	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ John W. Beck
John W. Beck, C.P.A.
Senior Vice President, Finance and Operations and Chief Financial Officer (As Principal Financial and Accounting Officer)

ARDEA BIOSCIENCES, INC.
INDEX TO EXHIBITS

Exhibit
Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Amended and Restated Certificate of Incorporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (4)

3.4	Certificate of Designation filed with the Delaware Secretary of State on May 1, 2003 (4)

3.5	Certificate of Ownership and Merger filed with the Delaware Secretary of State December 21, 2006 (1)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)

4.1	Form of Warrant issued by the Company pursuant to the Common Stock and Warrant Purchase Agreement of October 6, 2003 (5)

4.2	Registration Rights Agreement dated December 19, 2007, by and among the Company and the Purchasers listed on the signature pages thereto (6)

4.3	Registration Rights Agreement dated January 4, 2008, by and among the Company and the stockholders listed on the Signature pages thereto (7)

10.1*	Executive Employment Agreement, effective as of May 27, 2008, between the Company and John W. Beck (8)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	We have applied for confidential treatment of certain provisions of this exhibit with the Securities and Exchange Commission. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment.

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on November 12, 2003.

(5)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on October 9, 2003.

(6)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on May 13, 2008.