Form 10-Q
period 2008-09-30
Ardea Biosciences, Inc./DE
filed 2008-11-13
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 3, 2008 was 15,044,056.

ARDEA BIOSCIENCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
ARDEA BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$198	$46,384
Short-term investments	29,287	19,831
Receivables	391	1,224
Prepaids and other current assets	283	210

Total current assets	30,159	67,649

Property and equipment, net	2,507	879
Other assets	312	312

Total assets	$32,978	$68,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,062	$2,200
Accrued clinical liabilities	1,660	456
Accrued payroll and employee liabilities	2,322	1,612
Other accrued liabilities	550	833
Current portion of obligations under capital lease	101	—
Current portion of obligations under note payable	29	—

Total current liabilities	6,724	5,101

Non-current portion of obligations under capital lease	201	—
Non-current portion of obligations under note payable	211	—

Commitments and contingencies (see Note 6)

Stockholders’ equity:
Convertible preferred stock	—	1,634
Common stock	15	13
Additional paid-in capital	329,720	323,566
Accumulated other comprehensive income (loss)	(16)	14
Accumulated deficit	(303,877)	(261,488)

Total stockholders’ equity	25,842	63,739

Total liabilities and stockholders’ equity	$32,978	$68,840

Note: The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by generally accepted accounting principles in the United States of America.
See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Collaboration revenues	$—	$1,077	$260	$2,827

Operating expenses:
Research and development	11,396	7,114	34,147	15,843
General and administrative	3,105	1,785	9,927	4,913

Total operating expenses	14,501	8,899	44,074	20,756

Loss from operations	(14,501)	(7,822)	(43,814)	(17,929)

Other income:
Interest income	293	509	1,314	1,688
Other income, net	(15)	4	171	188

Total other income	278	513	1,485	1,876

Net loss	(14,223)	(7,309)	(42,329)	(16,053)

Non-cash dividends on Series A preferred stock	—	(60)	(60)	(180)

Net loss applicable to common stockholders	$(14,223)	$(7,369)	$(42,389)	$(16,233)

Basic and diluted net loss per share applicable to common stockholders	$(0.95)	$(0.72)	$(2.98)	$(1.67)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	15,023	10,182	14,239	9,716

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(42,329)	$(16,053)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation	3,680	784
Depreciation	380	183
Gain on disposal of property and equipment	(16)	(184)
Amortization of premium/(accretion of discount) on short-term investments	64	(182)
Change in operating assets and liabilities:
Receivables	833	(695)
Prepaids and other current assets	(73)	(21)
Accounts payable	(138)	1,794
Accrued clinical liabilities	1,204	503
Accrued payroll and employee liabilities	710	382
Other accrued liabilities	(223)	(674)

Net cash used for operating activities	(35,908)	(14,163)

Investing activities:
Purchases of short-term investments	(33,920)	(30,981)
Proceeds from sale or maturity of short-term investments	24,370	38,379
Proceeds from sale of property and equipment	56	184
Purchases of property and equipment	(1,730)	(110)

Net cash (used for) provided by investing activities	(11,224)	7,472

Financing activities:
Net proceeds from issuance of notes payable	240	—
Payments on capital lease obligations	(16)	—
Net proceeds from issuance of common stock	722	815

Net cash provided by financing activities	946	815

Net decrease in cash and cash equivalents	(46,186)	(5,876)
Cash and cash equivalents at beginning of period	46,384	14,779

Cash and cash equivalents at end of period	$198	$8,903

Supplemental schedule of non-cash information:
Capital lease obligations incurred for property and equipment	$318	$—

Net unrealized gain (loss) on short-term investments	$(30)	$10

Issuance of common stock dividend on Series A preferred stock	$(60)	$(180)

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ardea Biosciences, Inc. and its wholly owned subsidiary (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2008. For more complete financial information, these unaudited condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
2. Accounting Policies
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Ardea Biosciences, Inc. and its wholly owned subsidiary, Ardea Biosciences Limited, that was incorporated in England and Wales in February 2008. Ardea Biosciences Limited has no business and no material assets or liabilities and there have been no significant transactions related to Ardea Biosciences Limited since its inception.
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

Net Loss Per Share
Basic and diluted net loss per share is calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share, and SAB No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common share equivalents. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.
Because the Company has incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations, stock options and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding.
Comprehensive Loss
SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), requires that all components of comprehensive income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. In accordance with SFAS 130, unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss) and represent the difference between the Company’s net loss and comprehensive net loss for all periods presented. The Company’s comprehensive net loss totaled $14,296,000 and $7,272,000 for the three months ended September 30, 2008 and 2007, respectively, and $42,359,000 and $16,043,000 for the nine months ended September 30, 2008 and 2007, respectively.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. On January 1, 2008, the Company adopted the provisions of SFAS 157. See Note 3 for further details on the impact of the adoption of SFAS 157 on the Company’s unaudited condensed consolidated results of operations and financial condition for the three and nine months ended September 30, 2008.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. At this time, the Company has not elected to account for any of its financial assets or liabilities using the provisions of SFAS 159. As such, the adoption of SFAS 159, on January 1, 2008, did not have an impact on the Company’s unaudited condensed consolidated results of operations or financial condition for the three and nine months ended September 30, 2008.
In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (the “EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods or services are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. On January 1, 2008, the Company adopted the provisions of EITF 07-3, which did not have an impact on the Company unaudited condensed consolidated results of operations and financial condition for the three and nine months ended September 30, 2008.

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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not currently believe that the adoption of SFAS 162 will have a material impact on its results of operations and financial condition.
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
In February 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, was issued. This FSP provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to financial assets and liabilities only.
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
The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at September 30, 2008 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant
		active markets	other	Significant
	Balance at	for identical	observable	unobservable
	September 30,	assets	inputs	inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Money market funds	$75	$75	$—	$—
US Government agency securities	26,780	—	26,780	—
Municipal bonds	2,507	—	2,507	—

Total	$29,362	$75	$29,287	$—

Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. For the three and nine months ended September 30, 2008, the Company recognized $73,000 and $30,000 in net unrealized losses associated with its short-term investments.
4. Capital Lease
In July 2008, the Company entered into a capital lease agreement for approximately $318,000 to finance the purchase of certain equipment. The agreement is secured by the equipment, bears interest at 6.05% per annum, and is payable in monthly installments of principal and interest of approximately $10,000 for 36 months beginning in August 2008.
5. Note Payable
In March 2008, the Company exercised its right under its sublease agreement with its landlord to borrow $250,000 for costs incurred and paid for the tenant improvements recently completed at the Company’s new facility. The note bears interest at 7.00% per annum and is payable in monthly installments of principal and interest of approximately $4,000 for 84 months beginning in June 2008.
6. Commitments and Contingencies
Under the Asset Purchase Agreement between Valeant Research and Development, Inc. (“Valeant”) and the Company, dated December 21, 2006, the Company is obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of certain of its products. The aggregate contingent liability of up to $42,000,000 in milestone payments for the programs covered under the Asset Purchase Agreement is considered a liability in the ordinary course of business. Each milestone payment will be recorded when the related contingency is resolved and consideration is issued or becomes assumable, none of which have occurred as of September 30, 2008.
7. Stockholders’ Equity
Preferred Stock
On May 7, 2008, the automatic conversion provisions of the then outstanding shares of the Company’s Series A preferred stock, as described in the Company’s Certificate of Designation of Series A Preferred Stock, were met. As such, all 300 shares of Series A preferred stock outstanding automatically converted into an aggregate of 1,578,346 shares of common stock.

Prior to the Series A preferred stock conversion, the holders of Series A preferred stock were also entitled to receive quarterly dividends at the annual rate of $800 per share of Series A preferred stock. The dividends were paid in common stock based on the average of the closing sales price of the common stock for the five trading days immediately preceding and ending on the last trading day prior to the date the dividends are payable. The final non-cash dividend payment was paid with respect to the first quarter of 2008 and was made in the second quarter of 2008.
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
In 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the “ESPP”), under which shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every six months (up to but not exceeding 15% of each employee’s base salary or hourly compensation, and any cash bonus paid) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months.
Stock-based compensation expense related to these equity compensation plans recognized under SFAS 123R for the three-month periods ended September 30, 2008 and 2007 was $1,299,000 and $421,000, respectively, and $3,680,000 and $784,000, for the nine-month periods ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was $11,754,000 of total unrecognized compensation cost related to non-vested stock-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.7 years.
The following table summarizes share-based compensation expense related to employee and director stock options and ESPP purchases under SFAS 123R by expense category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Research and development	$437	$231	$1,401	$358
General and administrative	862	190	2,279	426

Share-based compensation expense included in operating expenses	$1,299	$421	$3,680	$784

The Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	September 30,
Options:	2008	2007
Risk-free interest rate	3.8%	4.6%
Dividend yield	0.0%	0.0%
Volatility	72.6%	72.0%
Expected life (years)	5.2-6.3	6.3

	September 30,
ESPP:	2008	2007
Risk-free interest rate	3.8%	—
Dividend yield	0.0%	—
Volatility	69.0%	—
Expected life (years)	1.3	—
8. Income Taxes
On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company had no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at September 30, 2008, that would, if recognized, affect the effective tax rate.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its unaudited condensed consolidated balance sheet at September 30, 2008 or its audited balance sheet at December 31, 2007, and has not recognized interest and/or penalties in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007.
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

9. Subsequent Events
On October 10, 2008, warrants to purchase 275,600 shares of common stock at an exercise price of $10.85 per share expired without exercise.
In November 2008, the Company entered into an agreement with two lenders, pursuant to which the lenders provided the Company with an approximately three-year, $8.0 million growth capital loan. Interest accrues at a rate of 12% per annum, with monthly interest only payments required during a period beginning on the loan funding date and continuing through February 28, 2009, followed thereafter by equal monthly payments of principal and interest over a period of 33 months. The Company has the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee. The loan is collateralized by the Company’s general assets, excluding intellectual property. There are no financial covenants associated with the loan. In connection with the loan, the Company issued to the lenders warrants to purchase up to 56,010 shares of the Company’s common stock at an exercise price of $8.57 per share. The warrants are currently exercisable and expire seven years from the date of issuance.
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
Product Portfolio

Product Candidate	Target Indication	Development Status
RDEA806 (a prodrug of RDEA594)	Gout	Phase 2a ongoing
RDEA594	Gout	Phase 1 ongoing
RDEA806	HIV	Phase 2a completed
RDEA427	HIV	Phase 0* completed
RDEA119	Cancer	Phase 1 and Phase 1/2 ongoing
RDEA119	Inflammation	Phase 1 completed
RDEA436	Inflammation	Phase 0* completed

*	First in human micro-dose pharmacokinetic study in normal healthy volunteers.

GOUT
          RDEA806
          RDEA806, a prodrug of RDEA594, is currently being evaluated in a Phase 2a proof-of-concept study to provide an early confirmation of RDEA594’s activity in the target population of gout patients. We plan to complete this study in the first quarter of 2009.
          RDEA594
          RDEA594, our lead product candidate for the treatment of hyperuricemia and gout, is a major metabolite of RDEA806. RDEA594 does not have antiviral activity and is responsible for the lowering of serum uric acid levels observed following administration of RDEA806 to over 100 subjects in Phase 1 and Phase 2 studies. We are currently evaluating RDEA594 in a single ascending dose Phase 1 study in normal healthy volunteers. We recently reported positive preliminary data from this study demonstrating a significant increase in urinary excretion of uric acid, confirming that RDEA594 is responsible for the uric acid-lowering effects observed in previous clinical studies of RDEA806. We plan to complete this study in the fourth quarter of 2008 and complete a multiple ascending dose Phase 1 study of RDEA594 in normal healthy volunteers in the first quarter of 2009. We also plan to initiate a Phase 2 study of RDEA594 in gout patients in the first half of 2009, with the goal of completing that study by the end of 2009.
HIV
          RDEA806
          RDEA806 is our lead non-nucleoside reverse transcriptase inhibitor (“NNRTI”) for the treatment of HIV. In vitro preclinical tests have shown RDEA806 to be a potent inhibitor of a wide range of HIV viral isolates, including isolates that are resistant to efavirenz (SUSTIVA®/Stocrin® from Bristol-Myers Squibb Company and Merck & Co., Inc.), the most widely prescribed NNRTI, in addition to other currently available NNRTIs. In vitro preclinical tests have also shown RDEA806 to have a high genetic barrier to resistance. In vivo preclinical tests suggest that RDEA806 does not pose a risk of reproductive toxicity. Based on both preclinical and clinical data, we anticipate that RDEA806 could be amenable to a once-daily oral dosing regimen, may have limited pharmacokinetic interactions with other drugs and may be readily co-formulated in a single pill with other HIV antiviral drugs, such as Truvada® (emtricitabine and tenofovir from Gilead Sciences, Inc.), which is important for patient compliance and efficacy.
          RDEA806 has successfully completed Phase 1 and Phase 2a studies and has been evaluated in over 100 subjects. Results from a Phase 2a monotherapy proof-of-concept study of RDEA806 demonstrated up to 2.0 log placebo-adjusted reduction in plasma viral load on Day 8 with once-daily dosing of RDEA806. In addition, all dosing regimens tested were well tolerated.
          We have received regulatory approval from the Medicines and Healthcare Products Regulatory Agency in the United Kingdom to conduct a Phase 2b study comparing RDEA806 to efavirenz in anti-retroviral treatment naïve patients without transmitted resistance receiving background treatment with Truvada. We expect to dose the first patient in this study in 2009.
          RDEA427
          The lead compound in our 2nd generation NNRTI program, RDEA427, is from a chemical class that is distinct from the RDEA806 chemical class. Based on early preclinical data, we believe that RDEA427 may share certain of the positive attributes of RDEA806, but may also have even greater activity against a wide range of drug-resistant viral isolates. We have evaluated RDEA427 in a Phase 0 study and have selected it for clinical development. We plan to initiate a Phase 1 study of RDEA427 in normal healthy volunteers in the first quarter of 2009.

CANCER
          RDEA119
          RDEA119, our lead mitogen-activated ERK kinase (“MEK”) inhibitor for the treatment of cancer, is a potent and selective inhibitor of MEK, which is believed to play an important role in cancer cell proliferation, apoptosis and metastasis. In vivo preclinical tests have shown RDEA119 to have potent anti-tumor activity.
          Data from an ongoing Phase 1 study of RDEA119 in advanced cancer patients suggests that RDEA119 has a pharmacokinetic profile allowing for convenient once-daily oral dosing. Once the maximum tolerated dose is determined, we plan to evaluate the activity of RDEA119 in advanced cancer patients with selected tumor types, such as hepatocellular, sarcoma, glioma, non-small cell lung, colon, pancreatic or thyroid cancer or melanoma.
          In addition, preclinical in vitro and in vivo studies of RDEA119 have demonstrated synergistic activity across multiple tumor types when RDEA119 is used in combination with other anti-cancer agents, including sorafenib (Nexavar® from Onyx Pharmaceuticals, Inc. and Bayer HealthCare AG). We have initiated a Phase 1/2 study of RDEA119 in combination with sorafenib in advanced cancer patients to evaluate the safety, tolerability, pharmacokinetics and anti-tumor activity of this combination therapy.
INFLAMMATION
          RDEA119
          In vivo preclinical tests have shown RDEA119 to significantly inhibit production of inflammatory cytokines. We have completed a Phase 1 study of RDEA119 in normal healthy volunteers. Data from the Phase 1 study suggests that RDEA119 has a pharmacokinetic profile allowing for convenient once-daily oral dosing and that all dosing regimens tested were well tolerated.
          RDEA436
          The lead compound in our 2nd generation MEK inhibitor program, RDEA436, is from a chemical class that is distinct from the RDEA119 chemical class. Based on early preclinical data, we believe that RDEA436 may potentially share certain of the positive attributes of RDEA119, and may have even greater potency than RDEA119. We have evaluated RDEA436 in a Phase 0 study and have selected RDEA436 for clinical development. We plan to file an Investigational New Drug Application or Clinical Trial Application Authorization for RDEA436 in the fourth quarter of 2008 and initiate a Phase 1 study of RDEA436 evaluating safety, pharmacokinetics and inflammatory disease biomarkers in normal healthy volunteers in the first quarter of 2009.
          We plan to initiate a Phase 2a clinical study of RDEA119 or RDEA436 in patients with inflammatory disease in the first half of 2009.
Company History
          We were incorporated in the State of Delaware in 1994. From inception through November 2006, we were known as IntraBiotics Pharmaceuticals, Inc. (“IntraBiotics”) and our efforts during the majority of that time were focused on the research and development of anti-microbial drugs.
          On December 21, 2006, we acquired intellectual property and other assets from Valeant related to RDEA806 and our 2nd generation NNRTI program, and RDEA119 and our 2nd generation MEK inhibitor program. Concurrent with the closing of the acquisition from Valeant, we hired a new senior management team and changed our name from IntraBiotics to Ardea Biosciences, Inc.
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

In the event of the successful commercialization of a product incorporating RDEA806 or a compound from the 2nd generation NNRTI program, resulting milestone payments could total up to $25.0 million. In the event of the successful commercialization of a product incorporating RDEA119 or a compound from the 2nd generation MEK inhibitor program, resulting milestone payments could total up to $17.0 million. Milestones are paid only once for each program, regardless of how many compounds are developed or commercialized. The first milestone payments of $2.0 million and $1.0 million in the NNRTI program and the MEK inhibitor program, respectively, would be due after the first patient is dosed in the first Phase 2b study, and approximately 80% of the total milestone payments in each program would be due upon United States Food and Drug Administration acceptance and approval of a new drug application (“NDA”). The royalty rates on all products are in the mid-single digits. We agreed to further develop these compounds with the objective of obtaining marketing approval in the United States, the United Kingdom, France, Spain, Italy and Germany.
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
          We also entered into a master services agreement with Valeant under which we agreed to advance a preclinical program in the field of neuropharmacology on behalf of Valeant. Under this agreement, which has a two-year term, Valeant paid us $2.6 million in 2007 and $0.3 million through September 30, 2008. We are also entitled to development-based milestones of up to $1.0 million. The first milestone totaling $0.5 million was achieved in July 2007 when a clinical candidate was selected from the compounds we had designed under this agreement. With the earlier-than-anticipated identification of a compound meeting all the criteria for clinical development described in the master services agreement, resources have been shifted away from designing new compounds. Accordingly, we did not earn any research support payments under the master services agreement for the second or third quarters of 2008. Valeant owns all intellectual property and commercial rights under this research program.
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

Stock-Based Compensation
          We grant equity based awards under three stockholder-approved, stock-based compensation plans. We have granted, and may in the future grant, options and restricted stock awards to employees, directors, consultants and advisors under either our 2002 Non-Officer Equity Incentive Plan or our 2004 Stock Incentive Plan. In addition, all of our employees are eligible to participate in our 2000 Employee Stock Purchase Plan which enables employees to purchase common stock at a discount through payroll deductions. The benefits provided under all of these plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), which we adopted effective January 1, 2006 under the modified prospective application method. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and are subsequently modified or cancelled.
          We estimate the fair value of stock options granted using the Black-Scholes-Merton, or Black-Scholes, option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including each option’s expected life and price volatility of the underlying stock. Expected volatility is based on the weighted-average volatility of our stock factoring in daily share price observations and the historical price volatility of certain peers within our industry sector. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option and the share purchase right. The expected life of employee stock options represents the average of the contractual term of the options and the weighted-average vesting period, as permitted under the simplified method, under Staff Accounting Bulletin No. 107, Share-Based Payments.
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
Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. On January 1, 2008, we adopted the provisions of SFAS 157. See Note 3 to our unaudited condensed consolidated financial statements for further details on the impact of the adoption of SFAS 157 on our unaudited condensed consolidated results of operations and financial condition for the three and nine months ended September 30, 2008.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. At this time, we have not elected to account for any of our financial assets or liabilities using the provisions of SFAS 159. As such, the adoption of SFAS 159, on January 1, 2008, did not have an impact on our unaudited condensed consolidated results of operations or financial condition for the three and nine months ended September 30, 2008.
          In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (the “EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods or services are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. On January 1, 2008, we adopted the provisions of EITF 07-3, which did not have an impact on our unaudited condensed consolidated results of operations and financial condition for the three and nine months ended September 30, 2008.

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
          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not currently believe that the adoption of SFAS 162 will have a material impact on our results of operations and financial condition.
Results of Operations
Three and Nine Months Ended September 30, 2008 and 2007
Revenues
          There were no revenues for the three months ended September 30, 2008. Revenues for the nine months ended September 30, 2008 totaled $0.3 million, which was a decrease from $1.1 million and $2.8 million for the three and nine months ended September 30, 2007, respectively. Historically, our revenues have resulted from the research services we provide under our master services agreement with Valeant for its preclinical neuropharmacology program. The decrease in revenues from 2007 levels was due to the earlier than anticipated identification of a clinical development candidate from that program and Valeant’s subsequent reduction in the utilization of our research and development services.
Research and Development Expense
          For the three and nine months ended September 30, 2008, research and development expense increased to $11.4 million and $34.1 million, respectively, from $7.1 million and $15.8 million for the same periods in 2007. The increase in research and development expense was primarily due to continued development and progression of our clinical and preclinical programs, which included increased spending of approximately $2.8 million and $13.6 million on clinical research organizations, professional outside services, and research and clinical trial supplies and materials for the three and nine months ended September 30, 2008, respectively. In addition, the increase in research and development expense was a result of additional personnel costs of approximately $1.0 million and $3.0 million and an increase in stock-based compensation expense of approximately $0.2 million and $1.0 million for the three and nine months ended September 30, 2008, respectively.

General and Administrative Expense
          For the three and nine months ended September 30, 2008, general and administrative expense increased to $3.1 million and $9.9 million, respectively, from $1.8 million and $4.9 million for the same periods in 2007. The increase in general and administrative expense was primarily the result of additional personnel costs of approximately $0.8 million and $2.4 million for the three and nine months ended September 30, 2008, respectively, due to increased headcount and higher stock-based compensation expense of approximately $0.7 million and $1.9 million for the three and nine months ended September 30, 2008, respectively.
Other Income
          For the three and nine months ended September 30, 2008, other income decreased to $0.3 million and $1.5 million, respectively, from $0.5 million and $1.9 million for the same periods in 2007. The decrease in other income was primarily a result of lower average interest rates for 2008 as compared to 2007.
Liquidity and Capital Resources
          From inception through September 30, 2008, we have incurred a cumulative net loss of approximately $303.9 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements and interest income from invested cash balances.
          On December 19, 2007, we raised $40.0 million by selling approximately 3.0 million unregistered shares of newly issued common stock, $0.001 par value, at $13.25 per share. This resulted in net cash proceeds of $37.2 million after placement fees and issuance costs of $2.8 million. On January 18, 2008, we filed a registration statement with the SEC covering the resale of approximately 1.9 million of these shares. This registration statement was declared effective by the SEC on February 1, 2008. On August 27, 2008, we filed another registration statement with the SEC covering the resale of the remaining approximately 1.1 million shares. This registration statement was declared effective by the SEC on September 8, 2008.
          We lease our office and laboratory facilities and certain equipment under operating leases. In March 2008, we exercised our right under our sublease agreement to borrow approximately $250,000 for costs incurred and paid for certain tenant improvements recently completed at our new facility. The note bears interest at 7.00% per annum and is payable in monthly installments of principal and interest of approximately $4,000 for 84 months beginning in June 2008. In addition, in July 2008, we entered into a capital lease agreement for approximately $318,000 to finance the purchase of certain equipment. The agreement is secured by the equipment, bears interest at 6.05% per annum, and is payable in monthly installments of principal and interest of approximately $10,000 for 36 months beginning in August 2008.
          In November 2008, we entered into an agreement with two lenders, pursuant to which the lenders provided us with an approximately three-year, $8.0 million growth capital loan. Interest accrues at a rate of 12% per annum, with monthly interest only payments required during a period beginning on the loan funding date and continuing through February 28, 2009, followed thereafter by equal monthly payments of principal and interest over a period of 33 months. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee. The loan is collateralized by our general assets, excluding intellectual property. There are no financial covenants associated with the loan. In connection with the loan, we issued to the lenders warrants to purchase up to 56,010 shares of our common stock at an exercise price of $8.57 per share. The warrants are currently exercisable and expire seven years from the date of issuance.
          As of September 30, 2008, we had $29.5 million in cash, cash equivalents, and short-term investments compared to $66.2 million as of December 31, 2007. Our September 30, 2008 cash balance does not include the proceeds from our $8.0 million growth capital loan received in early November. The decrease in cash, cash equivalents and short-term investments for the first nine months of 2008 was due to the use of our financial resources to fund our clinical and preclinical programs, increased personnel costs, and for other general corporate purposes.
          Under the asset purchase agreement with Valeant, we will be required to pay Valeant $2.0 million after the first patient is dosed in the first Phase 2b study for the NNRTI program. We expect to dose the first patient in this study in 2009.

          We also enter into agreements from time to time with clinical sites and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the length of their participation in the clinical trials. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate performance under these agreements. At this time, due to the variability associated with clinical site and contract research organization agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.
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
          We anticipate that our existing cash, cash equivalents and short-term investments and interest earned thereon, including the funds received from the recent growth capital loan, will be sufficient to fund our operations as currently planned into the second half of 2009. This projection is based on the assumption that we do not raise any additional funds, including through the sale of additional securities, additional debt financing or establishment of a collaborative or licensing arrangement with a corporate partner.
          We have no current means of generating material cash flows from operations. There can be no assurance that our product development efforts with respect to any of our product candidates will be successfully completed, that required regulatory approvals will be obtained or that any products, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, we will continue to seek capital by various means, including by selling our equity securities, additional debt financing and by establishing one or more collaborative or licensing arrangements. However, there can be no assurance that additional financing will be available to us on acceptable terms, if at all.
Off-Balance Sheet Arrangements
          We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our consolidated financial condition, expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of September 30, 2008, we owned financial instruments that are sensitive to market risk, including interest rate risk, as part of our investment portfolio. To minimize our exposure to market risk, we have generally limited our investments to cash and securities of the government of the United States of America and its federal agencies or high-grade corporate and municipal bonds with maturity dates of less than one year. Due to the short-term nature of our investments, a 50-basis point movement in market interest rates over the three-month period following September 30, 2008 would not have a material impact on the fair value of our portfolio as of September 30, 2008. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk. We also do not invest in any derivative financial instruments, derivative commodity instruments, auction rate securities or other market risk sensitive instruments, positions or transactions.
ITEM 4. CONTROLS AND PROCEDURES
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
          As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
          There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
          You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this quarterly report on Form 10-Q and in our other filings with the SEC. If any of the following events, described as risks, actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. The risks described below include certain revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007 and our subsequent filings with the Securities and Exchange Commission. Risk factors containing such revisions are marked with an asterisk.
Risks Related to Our Business
Development of our products will take years; we may never attain product sales; and we expect to continue to incur net operating losses.*
          Our accumulated deficit as of September 30, 2008 was $303.9 million, and we expect to incur substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to research and development and preclinical and clinical testing of compounds. We expect that the amounts paid to advance the preclinical and clinical development of our product candidates, including RDEA806, RDEA427, RDEA594, RDEA119, RDEA436 and our other compounds, will continue to increase. Any compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, RDEA806, RDEA427, RDEA594, RDEA119 and RDEA436, and any other compounds we advance into further development, may never be approved for commercial sales. The time required to achieve product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.

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
•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated retention rate of patients in clinical trials;

•	the imposition of a clinical hold;

•	lack of adequate funding to continue clinical trials;

•	negative results of clinical trials;

•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials; or

•	serious adverse events or other undesirable drug-related side effects experienced by clinical trial participants.
          Many of these factors that may lead to a delay, suspension or termination of clinical testing of a current or potential product candidate may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experience delays in the completion of, or termination of, clinical testing, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to generate revenues from those products will be delayed.
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
•	our ability to provide acceptable evidence of safety and efficacy of products;

•	relative convenience and ease of administration of products;

•	the prevalence and severity of any adverse side effects from the products;

•	the availability of alternative treatments;

•	pricing and cost effectiveness of products; and

•	our ability to obtain sufficient third-party insurance coverage or reimbursement.
          In addition, even if any of our potential products achieve market acceptance, we may not be able to maintain that market acceptance over time if:
•	new products or technologies are introduced that are more favorably received than our potential future products, are more cost effective or render our potential future products obsolete; or

•	complications arise with respect to use of our potential future products.
We will need substantial additional funding and may be unable to raise capital when needed, or at all, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.*
          Based on current projections, excluding any funds that we may receive from future business development activities, we believe that our existing cash, cash equivalents and short-term investments and interest earned thereon, including the funds received from our recent growth capital loan, will be adequate to fund our anticipated levels of operations into the second half of 2009. However, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In particular, because most of our resources for the foreseeable future will be used to advance our product candidates, we may not be able to accurately anticipate our future research and development funding needs. We will need to raise substantial additional capital within the next twelve months to, among other things:
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
          We do not anticipate that we will generate significant continuing revenues for at least several years, if ever. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Our ability to obtain new financing may be constrained by the current unprecedented volatile economic conditions affecting financial markets. If funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts.
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
The investment of our cash balance and investments in marketable securities are subject to risks which may cause losses and affect the liquidity of these investments.*
          At September 30, 2008, we had $29.5 million in cash, cash equivalents and short-term investments. Our short-term investments consisted of securities of the United States government, its federal agencies, entities controlled by the federal government and municipal bonds. These investments are subject to general credit, liquidity, market and interest rate risks, which may further be exacerbated by United States sub-prime mortgage defaults, which have affected various sectors of the financial markets and caused credit and liquidity issues. During the quarter ended September 30, 2008, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
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
If we are unable to attract and retain key management and scientific staff, we may be unable to successfully develop or commercialize our product candidates.*
          We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery and development programs depend on our ability to attract and retain highly skilled chemists, biologists and preclinical personnel, especially in the fields of HIV, gout, cancer and inflammatory diseases. If we are unable to hire or retain these employees, we may not be able to advance our research and development programs at the pace we anticipate. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently, we do not have employment agreements with any employees or members of senior management that provide us any guarantee of their continued employment. If we lose members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.
Our quarterly results and stock price may fluctuate significantly.*
          We expect our results of operations and future stock price to continue to be subject to quarterly fluctuations. During the nine months ended September 30, 2008, our closing stock prices ranged from a low of $10.43 to a high of $16.20. The level of our revenues, if any, our results of operations and our stock price at any given time will be based primarily on the following factors:
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
If we engage in any acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.*
          In 2006, we acquired pharmaceutical research and development programs, including our most advanced product candidates, from Valeant, and there is no guarantee that we will be able to successfully develop the acquired product candidates. We may attempt to acquire businesses, technologies, services or other products or in-license technologies that we believe are a strategic fit with our existing development programs, at the appropriate time and as resources permit. In any acquisition, the process of integrating the acquired business, personnel, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. These operational and financial risks include:
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
Earthquake damage to our facilities could delay our research and development efforts and adversely affect our business.*
          Our research and development facility in San Diego, California, is located in a seismic zone, and there is the possibility of an earthquake, which could be disruptive to our operations and result in delays in our research and development efforts. In the event of an earthquake, if our facilities or the equipment in our facilities are significantly damaged or destroyed for any reason, we may not be able to rebuild or relocate our facility or replace any damaged equipment in a timely manner and our business, financial condition and results of operations could be materially and adversely affected.
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
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.*
          Section 404 of the Sarbanes-Oxley Act requires on-going management assessments, beginning with the year ended December 31, 2007, of the effectiveness of our internal controls over financial reporting and, beginning with the year ending December 31, 2008, will further require a report by our independent auditors that provides our independent auditor’s assessment of the effectiveness of our internal controls. Testing and maintaining internal controls involves significant costs and can divert our management’s attention from other matters that are important to our business. We and our auditors may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the price of our stock.
          Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in cost-effective control systems, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the price of our stock.
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

          Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even with respect to patents that have issued or will issue, we cannot guarantee that the claims of these patents are, or will be valid, enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. For example:
•	we might not have been the first to make, conceive or reduce to practice the inventions covered by any or all of our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	our issued or acquired patents may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties;

•	our issued patents may not be valid or enforceable; or

•	the patents of others may have an adverse effect on our business.
          Patent applications in the United States are maintained in confidence for at least 18 months after their filing. Consequently, we cannot be certain that the patent applications we are pursuing will lead to the issuance of any patent or be free from infringement or other claims from third parties. In the event that a third party has also filed a United States patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the United States Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our United States patent position. Furthermore, we may not have identified all United States and foreign patents or published applications that affect our business either by blocking our ability to commercialize our product candidates or by covering similar technologies that affect our market.
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
Our business depends upon not infringing the rights of others.*
          If we are sued for infringing intellectual property rights of others, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. We may be exposed to future litigation by third parties based on claims that our product candidates or activities infringe the intellectual property rights of others. There are numerous United States and foreign issued patents and pending patent applications owned by others in HIV, gout, cancer, inflammatory diseases and the other fields in which we may develop products. We cannot assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.
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
          Smaller or early stage companies and research institutions may also prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical companies. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.
If our competitors develop treatments for HIV, gout, cancer or inflammatory diseases that are approved faster, marketed better or demonstrated to be safer or more effective than any products that we may develop, our commercial opportunity will be reduced or eliminated.*
          We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of HIV, gout, cancer and inflammatory diseases. Potential competitors may develop treatments for HIV, gout, cancer or inflammatory diseases or other technologies and products that are safer, more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with our most advanced product candidates.
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

Product liability claims may damage our reputation and, if insurance proves inadequate, the product liability claims may harm our results of operations.*
          We face an inherent risk of product liability exposure when we test our product candidates in human clinical trials, and we will face an even greater risk if we sell our product candidates commercially. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities, our reputation may be harmed and we may be unable to commercialize our product candidates.
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

ITEM 6. EXHIBITS

Exhibit
Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Amended and Restated Bylaws (2)

3.2	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008

4.1	Registration Rights Agreement dated December 19, 2007, by and among the Company and the stockholders listed on the signature pages thereto (3)

4.2	Registration Rights Agreement dated January 4, 2008, by and among the Company and the stockholders listed on the signature pages thereto (4)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	We have applied for confidential treatment of certain provisions of this exhibit with the Securities and Exchange Commission. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment.

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(3)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ardea Biosciences, Inc.
Date: November 13, 2008	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ John W. Beck
John W. Beck, C.P.A.
Senior Vice President, Finance and Operations and Chief Financial Officer (As Principal Financial and Accounting Officer)

ARDEA BIOSCIENCES, INC.
INDEX TO EXHIBITS

Exhibit
Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Amended and Restated Bylaws (2)

3.2	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008

4.1	Registration Rights Agreement dated December 19, 2007, by and among the Company and the stockholders listed on the signature pages thereto (3)

4.2	Registration Rights Agreement dated January 4, 2008, by and among the Company and the stockholders listed on the signature pages thereto (4)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	We have applied for confidential treatment of certain provisions of this exhibit with the Securities and Exchange Commission. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the Securities and Exchange Commission pursuant to our request for confidential treatment.

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(3)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.