Form 10-Q
period 2009-03-31
Ardea Biosciences, Inc./DE
filed 2009-05-11
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes  ☑       No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐       No  ☐
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
Yes  ☐       No  ☑
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2009 was 17,856,061.

ARDEA BIOSCIENCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
ARDEA BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$16,625	$41,551
Short-term investments, available-for-sale	28,456	16,192
Receivables	179	384
Prepaids and other current assets	219	237

Total current assets	45,479	58,364

Property and equipment, net	2,234	2,310
Other assets	730	801

Total assets	$48,443	$61,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374	$2,260
Accrued clinical liabilities	2,855	2,278
Accrued payroll and employee liabilities	1,481	1,758
Other accrued liabilities	629	545
Current portion of obligations under capital lease	103	102
Current portion of obligations under notes payable	2,641	1,958

Total current liabilities	9,083	8,901

Deferred rent	107	84
Non-current portion of obligations under capital lease	157	175
Non-current portion of obligations under notes payable	5,313	5,957
Other long-term liabilities	400	400

Commitments and contingencies (see Note 4)

Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	17	17
Additional paid-in capital	363,960	362,345
Accumulated other comprehensive income	52	139
Accumulated deficit	(330,646)	(316,543)

Total stockholders’ equity	33,383	45,958

Total liabilities and stockholders’ equity	$48,443	$61,475

Note: The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Collaboration revenues	$—	$260

Operating expenses:
Research and development	10,996	9,969
General and administrative	2,877	3,408

Total operating expenses	13,873	13,377

Loss from operations	(13,873)	(13,117)

Other income (expense):
Interest income	136	607
Interest expense	(364)	—
Other income, net	(2)	135

Total other income (expense)	(230)	742

Net loss	(14,103)	(12,375)

Non-cash dividends on Series A preferred stock	—	(60)

Net loss applicable to common stockholders	$(14,103)	$(12,435)

Basic and diluted net loss per share applicable to common stockholders	$(0.79)	$(0.93)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	17,849	13,341

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net loss	$(14,103)	$(12,375)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation	1,542	1,110
Depreciation	171	89
Amortization of debt discount and debt issuance costs	117	—
Gain on disposal of property and equipment	2	—
Deferred rent	23	—
Amortization of premium on short-term investments	18	9
Change in operating assets and liabilities:
Receivables	205	823
Prepaids and other current assets	18	(188)
Other assets	—	(9)
Accounts payable	(886)	761
Accrued clinical liabilities	577	1,133
Accrued payroll and employee liabilities	(277)	(467)
Other accrued liabilities	84	1

Net cash used for operating activities	(12,509)	(9,113)

Investing activities:
Purchases of short-term investments	(15,819)	(21,327)
Proceeds from sale or maturity of short-term investments	3,450	2,450
Proceeds from sale of property and equipment	8	—
Purchases of property and equipment	(105)	(1,294)

Net cash used for investing activities	(12,466)	(20,171)

Financing activities:
Payments on notes payable obligations	(7)	—
Payments on capital lease obligations	(17)	—
Net proceeds from issuance of common stock	73	197

Net cash provided by financing activities	49	197

Net decrease in cash and cash equivalents	(24,926)	(29,087)
Cash and cash equivalents at beginning of period	41,551	46,384

Cash and cash equivalents at end of period	$16,625	$17,297

Supplemental schedule of non-cash information:
Net unrealized gain (loss) on short-term investments	$(87)	$169

Issuance of common stock dividend on Series A preferred stock	$—	$(60)

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ardea Biosciences, Inc. and its wholly owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2009. For more complete financial information, these unaudited condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Reclassification
Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.
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
Net Loss Per Share
Basic and diluted net loss per share is calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share, and SAB No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common share equivalents. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.
Because the Company has incurred a net loss for both periods presented in the unaudited condensed consolidated statements of operations, stock options and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding.
Comprehensive Loss
SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), requires that all components of comprehensive income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. In accordance with SFAS 130, unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss) and represent the difference between the Company’s net loss and comprehensive net loss for both periods presented. The Company’s unrealized gain (loss) on short-term investments totaled ($87,000) and $169,000 for the three months ended March 31, 2009 and 2008, respectively. The Company’s comprehensive net loss totaled $14,190,000 and $12,206,000 for the three months ended March 31, 2009 and 2008, respectively.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (the “FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The EITF concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each participating company’s financial statements pursuant to the guidance in Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The EITF also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. Furthermore, the EITF concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application. On January 1, 2009, the Company adopted the provisions of EITF 07-1, which did not have an impact on the Company’s unaudited condensed consolidated results of operations and financial condition for the three months ended March 31, 2009.
In February 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, was issued. This FSP provided for a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. On January 1, 2009, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), with respect to non-financial assets and liabilities, which did not have an impact on the Company’s unaudited condensed consolidated results of operations and financial condition for the three months ended March 31, 2009. See Note 3 for further details.
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
3. Fair Value Measurements
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a definition of fair value, establishes a hierarchy for measuring fair value under GAAP, and requires certain disclosures about fair values used in the financial statements. SFAS 157 does not extend the use of fair value beyond what is currently required by other pronouncements, and it does not pertain to share-based compensation under SFAS No. 123R, Share-Based Payments (“SFAS 123R”) or to leases under SFAS No. 13, Accounting for Leases.
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
The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at March 31, 2009 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted prices in
		active markets	Significant	Significant
		for identical	other	unobservable
	Balance at	assets	observable inputs	inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Money market funds	$13,783	$13,783	$—	$—
United States government and agency obligations	25,460	4,485	20,975	—
United States corporate debt securities	5,495	—	5,495	—

Total	$44,738	$18,268	$26,470	$—

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 expands the use of fair-value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item such as debt issuance costs must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.
The Company considers the carrying amount of cash and cash equivalents, prepaid expenses and other current assets, securities available-for-sale, receivables, accounts payable, accrued liabilities to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of the long-term obligations approximate their carrying value. Therefore, the Company has elected not to apply the fair value option to these financial assets and liabilities under SFAS 159. However, the Company does apply fair value accounting to its securities available-for-sale in accordance with SFAS No. 115.
Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. For the three months ended March 31, 2009, the Company recognized $87,000 in net unrealized losses associated with its short-term investments.
4. Commitments and Contingencies
Under the Asset Purchase Agreement between Valeant Research and Development, Inc. (“Valeant”) and the Company, dated December 21, 2006, the Company is obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of certain products. The aggregate contingent liability of up to $42,000,000 in milestone payments for the programs covered under the Asset Purchase Agreement is considered a liability in the ordinary course of business. Each milestone payment will be recorded when the related contingency is resolved and consideration is issued or becomes assumable, none of which have occurred as of March 31, 2009.
5. Stockholders’ Equity
Share-Based Compensation
Share-based compensation expense related to the Company’s equity compensation plans recognized under SFAS 123R for the three-month periods ended March 31, 2009 and 2008 was $1,542,000 and $1,110,000, respectively. As of March 31, 2009, there was $13,320,000 of total unrecognized compensation cost related to non-vested share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.6 years.
The following table summarizes share-based compensation expense related to employee and director stock options and Employee Stock Purchase Plan (“ESPP”) purchase rights under SFAS 123R by expense category (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Research and development	$674	$452
General and administrative	868	658

Share-based compensation expense included in operating expenses	$1,542	$1,110

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	March 31,
	2009	2008
Options:
Risk-free interest rate	1.8%	4.2%
Dividend yield	0.0%	0.0%
Volatility	78.0%	73.0%
Expected life (years)	5.5	6.3
The Company estimates the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model. A new offering period begins every six months in May and November of each year. For the three months ended March 31, 2009 and 2008, there were no new offering periods or ESPP purchase rights granted.
6. Subsequent Events
In April 2009, the Company entered into a Development and Commercialization License Agreement (the “License Agreement”) with Bayer HealthCare AG (“Bayer”). Under the terms of the License Agreement, the Company granted to Bayer a worldwide, exclusive license to develop and commercialize the Company’s mitogen-activated ERK kinase (“MEK”) inhibitors for all indications. In consideration for the license, Bayer will pay the Company a committed upfront cash fee of $35 million for the development and commercialization rights to the Company’s MEK inhibitors. The Company is eligible to receive additional cash payments totaling up to $372 million upon achievement of certain development-, regulatory- and sales-based milestones, as well as low double-digit royalties for worldwide sales of products covered under the License Agreement.
In May 2009, the Company committed to a restructuring plan (the “Restructuring Plan”) intended to conserve the financial resources of the Company by focusing on its clinical-stage programs. The Restructuring Plan will result in a reduction of approximately 47% of the Company’s workforce with the majority of the reductions coming from discovery research and associated general and administrative personnel. Employees directly affected by the Restructuring Plan have received notification and will be provided with severance payments upon termination, continued benefits for a specified period of time and outplacement assistance.
The Company anticipates charges related to the Restructuring Plan of approximately $0.9 million, primarily associated with personnel-related termination costs in 2009. Of this amount, $0.8 million is expected to be paid in cash and the remainder will result from non-cash, share-based compensation expense. The majority of these costs will be recognized during the second quarter of 2009.
The severance-related charges that the Company expects to incur in connection with the Restructuring Plan are subject to a number of assumptions, and actual results may materially differ. The Company may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructuring Plan.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, or SEC, on March 13, 2009.
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
Overview and Business Strategy
          Ardea Biosciences, Inc., of San Diego, California, is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of gout, human immunodeficiency virus (“HIV”), cancer and inflammatory diseases. We are currently pursuing multiple development programs, including the following:
Product Portfolio

Product Candidate	Target Indication	Development Status
RDEA594	Gout	Phase 2 initiating
RDEA806	HIV	Phase 2a completed
RDEA427	HIV	Phase 0* completed
RDEA119	Cancer	Phase 1 and Phase 1/2 ongoing
RDEA119	Inflammation	Phase 1 completed
RDEA436	Inflammation	Phase 0* completed

*	First-in-human micro-dose pharmacokinetic study in normal healthy volunteers.
GOUT
     RDEA594
          RDEA594 is an inhibitor of URAT1, a transporter in the kidney that regulates uric acid excretion from the body. RDEA594 was well tolerated in Phase 1 studies in normal healthy volunteers and demonstrated significant dose-related decreases in serum uric acid of up to 30% over the first 24 hours after administration of single-ascending doses and up to 45% after 10 days administration of multiple doses. We plan to complete a number of additional studies by the end of 2009, including a Phase 2 dose-ranging study of RDEA594 in gout patients. The uric acid-lowering activity of RDEA594, when administered as its prodrug, RDEA806, has also been demonstrated in a recently completed Phase 2a proof-of-concept study of RDEA806 in gout patients. All of our future studies in gout will be conducted directly with RDEA594.
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

          RDEA806 has successfully completed Phase 1 and Phase 2a studies and has been evaluated in over 250 subjects. Results from a Phase 2a monotherapy proof-of-concept study of RDEA806 demonstrated placebo-adjusted plasma viral load reductions of up to 2.0 log10 on day 8 with once-daily dosing of RDEA806. In addition, all dosing regimens tested were well tolerated. We have continued preparing RDEA806 for further clinical development by obtaining additional regulatory approvals to conduct an international Phase 2b HIV trial and by completing a number of important preparatory safety and supportive toxicology studies, including a Thorough QT study. Results from the Thorough QT study demonstrated that QTc intervals were not increased by any dose of RDEA806 tested. In addition, the study provided information on the lack of pharmacokinetic differences between Caucasians and African-Americans. These results provide further support for RDEA806’s cardiac safety profile, as well as its potential to improve current standard-of-care therapy by decreasing the documented increased side effects of efavirenz (Sustiva®, Bristol-Myers Squibb) in African-Americans believed to result from ethnicity-based differences in metabolism. We anticipate that the timing of future studies of RDEA806 will be determined in part by the results of our partnering efforts.
     RDEA427
          The lead compound in our next generation NNRTI program, RDEA427, is from a chemical class that is distinct from the RDEA806 chemical class. Based on early preclinical data, we believe that RDEA427 may share certain of the positive attributes of RDEA806, but may also have even greater activity against a wide range of drug-resistant viral isolates. We have evaluated RDEA427, in a human micro-dose pharmacokinetic study. We anticipate that the timing of future studies of RDEA427 will be determined in part by the results of our partnering efforts.
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
          In addition, preclinical in vitro and in vivo studies of RDEA119 have demonstrated synergistic activity across multiple tumor types when RDEA119 is used in combination with other anti-cancer agents, including sorafenib (Nexavar® from Bayer HealthCare AG (“Bayer”) and Onyx Pharmaceuticals, Inc.). We are currently conducting a Phase 1/2 study of RDEA119 in combination with sorafenib in advanced cancer patients to evaluate the safety, tolerability, pharmacokinetics and anti-tumor activity of this combination therapy. Under our Development and License Agreement (the “License Agreement”) with Bayer we are responsible for the completion of the Phase 1 and Phase 1/2 studies currently being conducted for RDEA119. Thereafter, Bayer will be responsible for the further development and commercialization of RDEA119 and any of our other MEK inhibitors.

INFLAMMATION
     RDEA119
          In vivo preclinical tests have also shown RDEA119 to significantly inhibit production of inflammatory cytokines. Results from a completed Phase 1 study in normal healthy volunteers demonstrated that RDEA119 was well tolerated with a pharmacokinetic profile allowing for convenient once-daily oral dosing. The timing of future studies of RDEA119 for inflammatory diseases, if any, will be determined by Bayer pursuant to the License Agreement.
     RDEA436
         The lead compound in our next generation MEK inhibitor program, RDEA436, is from a chemical class that is distinct from the RDEA119 chemical class. Based on early preclinical data, we believe that RDEA436 may potentially share certain of the positive attributes of RDEA119, and may have even greater potency than RDEA119. We have evaluated RDEA436 in a human micro-dose pharmacokinetic study. We received regulatory approval in December 2008 to initiate a Phase 1 study of RDEA436 evaluating safety, pharmacokinetics and inflammatory disease biomarkers in normal healthy volunteers. The timing of future studies of RDEA436 for inflammatory diseases, if any, will be determined by Bayer pursuant to the License Agreement.
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
Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to accrued clinical liabilities and share-based compensation. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
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
Share-Based Compensation
          We grant equity based awards under three share-based compensation plans. We have granted, and may in the future grant, options and restricted stock awards to employees, directors, consultants and advisors under either our 2002 Non-Officer Equity Incentive Plan or our 2004 Stock Incentive Plan. In addition, all of our employees are eligible to participate in our 2000 Employee Stock Purchase Plan which enables employees to purchase common stock at a discount through payroll deductions. The benefits provided under all of these plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), which we adopted effective January 1, 2006 under the modified prospective application method. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and are subsequently modified or cancelled.
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
Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board (the “FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The EITF concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each participating company’s financial statements pursuant to the guidance in Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The EITF also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. Furthermore, the EITF concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ respective operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies will be required to apply the provisions through retrospective application. On January 1, 2009, we adopted the provisions of EITF 07-1, which did not have an impact on our unaudited condensed consolidated results of operations and financial condition for the three months ended March 31, 2009.
          In February 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, was issued. This FSP provided for a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. On January 1, 2009, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), with respect to non-financial assets and liabilities, which did not have an impact on our unaudited condensed consolidated results of operations and financial condition for the three months ended March 31, 2009. See Note 3 to the unaudited condensed consolidated financial statements for further details.
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
Results of Operations
Three Months Ended March 31, 2009 and 2008
Revenues
          There were no revenues for the three months ended March 31, 2009. Revenues for the three months ended March 31, 2008 totaled $0.3 million. Historically, our revenues have resulted from the research services we have provided under our master services agreement with Valeant for its preclinical neuropharmacology program. The decrease in revenues from 2008 was due to the earlier than anticipated identification of a clinical development candidate from that program and Valeant’s subsequent reduction in the utilization of our research and development services.
Research and Development Expense
          For the three months ended March 31, 2009, research and development expense increased to $11.0 million from $10.0 million for the same period in 2008. The increase in research and development expense was primarily due to continued development and progression of our clinical stage programs, which included increased spending of approximately $0.7 million on contract manufacturing organizations, investigator grants and consultants for the three months ended March 31, 2009. In addition, the increase in research and development expense was a result of additional personnel and related costs of approximately $0.5 million and an increase in share-based compensation expense of approximately $0.2 million for the three months ended March 31, 2009 due to increased headcount.

These increases were partially offset by a decrease of approximately $0.5 million in facility related expenses due to one-time costs incurred in the first quarter of 2008 related to the facility relocation and decreased monthly rent and common area maintenance charges for the San Diego facility which we occupied beginning in March 2008.
General and Administrative Expense
          For the three months ended March 31, 2009, general and administrative expense decreased to $2.9 million from $3.4 million for the same period in 2008. The decrease in general and administrative expense was primarily the result of costs incurred in the first quarter of 2008 related to the facility relocation of approximately $0.3 million and a decrease in consulting costs of approximately $0.5 million, partially offset by increased share-based compensation expense and personnel costs of approximately $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2009 as a result of increased headcount.
Other Income (expense)
          For the three months ended March 31, 2009, other income (expense) decreased to a $0.2 million net other expense from a $0.7 million net other income for the same period in 2008. The decrease in other income (expense) was primarily a result of a decrease in interest income due to lower average interest rates and lower average cash balances in 2009 as compared to 2008 and an increase in interest expense in connection with our growth capital loan and capital lease obligations entered into in the second half of 2008.
Liquidity and Capital Resources
          From inception through March 31, 2009, we have incurred a cumulative net loss of approximately $330.6 million and have financed our operations through public and private offerings of securities, proceeds from our growth capital loan, revenues from collaborative agreements and interest income from invested cash balances.
          In May 2009, we committed to a restructuring plan (the “Restructuring Plan”) intended to conserve our financial resources by focusing on our clinical-stage programs. The Restructuring Plan will result in a reduction of approximately 47% of our workforce with the majority coming from discovery research and associated administrative personnel. Estimated cost savings from the Restructuring Plan, net of severance and related costs, are expected to be $2.3 million in 2009 and $6.6 million per year thereafter.
          In April 2009, we entered into the License Agreement with Bayer. Under the terms of the License Agreement, we have granted to Bayer a worldwide, exclusive license to develop and commercialize our MEK inhibitors for all indications. In consideration for the license, Bayer will pay us a committed upfront cash fee of $35 million for the development and commercialization rights to our MEK inhibitors. We are eligible to receive additional cash payments totaling up to $372 million upon achievement of certain development, regulatory and sales-based milestones, as well as low double-digit royalties for worldwide sales of products covered under the License Agreement.
          In December 2008, we raised $30.5 million by selling 2,737,336 newly issued unregistered shares of our common stock and warrants to purchase 684,332 shares of common stock at a total purchase price of approximately $11.17 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.25 shares of common stock at an exercise price of $11.14 per share. On January 13, 2009, we filed a registration statement with the SEC covering the resale of these shares and the shares issuable upon exercise of the warrants. This registration statement was declared effective by the SEC on January 21, 2009.
          In November 2008, we entered into an agreement with Oxford Finance Corporation and Silicon Valley Bank, (collectively the “Lenders”), pursuant to which the Lenders provided us with an approximately three-year, $8.0 million growth capital loan. Interest accrues at a rate of 12% per annum, with monthly interest only payments required during a period that began on the loan funding date and continued through February 28, 2009, followed thereafter by equal monthly payments of principal and interest over a period of 33 months. In addition, we are required to pay a total loan commitment fee of approximately $0.5 million, of which $0.1 million was paid upon entering into the loan agreement and the remaining $0.4 million is due at the end of the term of the loan. We have the option to prepay the outstanding balance of the loan in full, subject to a prepayment fee.

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
          In July 2008, we entered into a capital lease agreement for approximately $318,000 to finance the purchase of certain equipment. The agreement is secured by the equipment, bears interest at 6.05% per annum, and is payable in monthly installments of principal and interest of approximately $10,000 for 36 months beginning in September 2008.
          We lease our office and laboratory facilities and certain equipment under operating leases. In March 2008, we exercised our right under our sublease agreement to borrow from the sublessor approximately $250,000 for costs incurred and paid for certain tenant improvements. The note bears interest at 7.00% per annum and is payable in monthly installments of principal and interest of approximately $4,000 for 84 months beginning in June 2008.
          As of March 31, 2009, we had $45.1 million in cash, cash equivalents, and short-term investments compared to $57.7 million as of December 31, 2008. Our March 31, 2009 cash, cash equivalents, and short-term investments balance does not include the $35 million, non-refundable, upfront license fee from Bayer. The decrease in cash, cash equivalents and short-term investments for the first three months of 2009 was due to the use of our financial resources to fund our clinical stage programs, personnel costs, and for other general corporate purposes.
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
          In addition, we entered into employment agreements with our executive officers and certain other key employees that, under certain circumstances, provide for the continuation of salary and certain other benefits if terminated under special circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of March 31, 2009, no events have occurred resulting in the obligation to make any such payments.
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
          We anticipate that our existing cash, cash equivalents, and short-term investments, plus the $35 million, non-refundable, upfront license fee from Bayer will be sufficient to fund our operating activities through the first quarter of 2011. This current financial projection includes forecasted expenses associated with the RDEA594 Phase 2 and Phase 3 programs anticipated for that period, combined with expense reductions from our recent restructuring. This projection does not include any milestone payments under our global agreement with Bayer, proceeds from future partnering activities or financings.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of March 31, 2009, we owned financial instruments that are sensitive to market risk, including interest rate risk, as part of our investment portfolio. To minimize our exposure to market risk, we have generally limited our investments to cash and securities of the government of the United States of America and its federal agencies, or high-grade corporate and municipal bonds with maturity dates of less than one year. Due to the short-term nature of our investments, a 50-basis point movement in market interest rates over the three-month period following March 31, 2009 would not have a material impact on the fair value of our portfolio as of March 31, 2009. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk. We also do not invest in any derivative financial instruments, derivative commodity instruments, auction rate securities or other market risk sensitive instruments, positions or transactions.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
          You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this quarterly report on Form 10-Q and in our other filings with the SEC. If any of the following events, described as risks, actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. The risks described below include certain additions and revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and our subsequent filings with the SEC. Risk factors containing such revisions are marked with an asterisk.
Risks Related to Our Business
Development of our products will take years; we may never attain product sales; and we expect to continue to incur net operating losses.
          We have incurred, and expect to continue to incur, substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to research and development and preclinical and clinical testing of compounds. The amounts paid to advance the preclinical and clinical development of our product candidates, including RDEA594, RDEA806, RDEA427, RDEA119, RDEA436 and our other compounds, may continue to increase. Any compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, RDEA594, RDEA806, RDEA427, RDEA119, RDEA436, and any other compounds we advance further into development, may never be approved for commercial sales. The time required to achieve product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.
We are not currently profitable and may never become profitable.
          To date, we have generated limited revenues and we do not anticipate generating significant revenues for at least several years, if ever. We may increase our operating expenses over at least the next several years as we plan to advance our product candidates, including RDEA594, RDEA806, RDEA427, RDEA119, RDEA436, into further clinical trials, and may expand our development activities and acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and potentially increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
          The commencement of clinical trials can be delayed for a variety of reasons, including:
•	delays in demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	delays in manufacturing quantities of a product candidate sufficient for clinical trials;

•	delays in obtaining approval of an Investigational New Drug application (“IND”) from the United States Food and Drug Administration (the “FDA”) or similar foreign approval;

•	delays in obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	insufficient financial resources.
          In addition, the commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Finally, we may delay the commencement of clinical trials with respect to product candidates, as we have with RDEA806 and RDEA427, until we enter into a collaboration or license agreement with a third party to fund the clinical trials of such product candidates.
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
If our internal discovery and development efforts are unsuccessful, we may be required to obtain rights to new products or product candidates from third parties, which we may not be able to do.
          Our long-term ability to earn product revenue depends on our ability to successfully advance our product candidates through clinical development and regulatory approval and to identify and obtain new products or product candidates through internal development or licenses from third parties. If the development programs we acquired from Valeant and our internal development programs are not successful, we may need to obtain rights to new products or product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:
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
Even if we successfully initiate and complete clinical trials for any product candidate, there are no assurances that we will be able to submit, or obtain regulatory approval of, a new drug application.
          There can be no assurance that if our clinical trials of any potential product candidate are successfully initiated and completed, we will be able to submit a New Drug Application (“NDA”) to the FDA in the United States or similar application to other regulatory authorities elsewhere in the world, or that any applications we submit will be approved by these regulatory authorities in a timely manner, if at all. If we are unable to submit an NDA or similar application with respect to any future product candidate, or if any NDA or similar application we submit is not approved by the FDA or other regulatory authorities elsewhere in the world, we will be unable to commercialize that product. These authorities can and do reject new drug application and require additional clinical trials, even when product candidates have performed well or have achieved favorable results in clinical trials. If we fail to commercialize any future product candidate in clinical trials, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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
We will need substantial additional funding and may be unable to raise capital when needed, or at all, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.*
          We anticipate that our existing cash, cash equivalents, and short-term investments, plus the $35 million, non-refundable, upfront license fee from Bayer will be sufficient to fund our operating activities through the first quarter of 2011. This current financial projection includes forecasted expenses associated with the RDEA594 Phase 2 and Phase 3 programs anticipated for that period, combined with expense reductions from our recent restructuring. This projection does not include any milestone payments under our global agreement with Bayer, proceeds from future partnering activities or financings. However, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In particular, because most of our resources for the foreseeable future will be used to advance our product candidates, we may not be able to accurately anticipate our future research and development funding needs. We will need to raise substantial additional capital in the future to, among other things:
•	fund our development programs;

•	advance our product candidates into and through clinical trials and the regulatory review and approval process;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.
          Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the rate of progress and cost of our development activities;

•	the scope, prioritization and number of preclinical studies and clinical trials we pursue;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

•	the effects of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or license new technologies, products or product candidates.
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
We have decreased the size of our organization and may need to do so again in the future, and we may experience difficulties in managing these organizational changes.*
          We have decreased the size of our organization and may need to do so again in the future in response to the recent global financial crisis or other adverse events. If our staffing is inadequate because of additional, unanticipated attrition or because we fail to retain the staffing level required to accomplish our business objectives we may be delayed or unable to continue the development or commercialization of our product candidates, which could impede our ability to generate revenues and achieve profitability.
          Additionally, employees whose positions are eliminated in connection with any reduction may seek future employment with our competitors. Although all of our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any drop in employee morale or other potential operational disruptions resulting from our restructuring efforts could divert the attention of our management away from our operations. Our restructuring efforts may harm our reputation and actually increase our expenses in the short term. We cannot assure you that any restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from restructuring activities.
Raising additional funds by issuing securities or through additional collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.*
          We may raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our potential products or proprietary technologies. For example, under our license agreement with Bayer we granted to Bayer an exclusive, worldwide license to develop and commercialize all of our MEK inhibitors for all indications. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to other potential products or license intellectual property that enables licensees to develop competing products in order to complete any such transaction.
The investment of our cash balance and investments in marketable securities are subject to risks which may cause losses and affect the liquidity of these investments.*
          Our short-term investments consist of securities of the United States government, its federal agencies, entities controlled by the federal government and United States corporate debt securities. These investments are subject to general credit, liquidity, market and interest rate risks, which may further be exacerbated by United States sub-prime mortgage defaults and other factors, which have recently affected various sectors of the financial markets and caused credit and liquidity issues. During the period ended March 31, 2009, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.
We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*
          We expect that, for at least the next few years, our ability to generate significant revenues will depend in large part upon the success of our existing collaboration with Bayer HealthCare and our ability to enter into new collaborations. Future revenues from our collaboration with Bayer will depend on the achievement of development, regulatory and sales-based milestones and royalty payments, if any. We will not receive additional revenues from our existing collaboration if Bayer’s development and commercialization efforts are unsuccessful.
          Typically, collaborators, including Bayer, will control the development and commercialization of partnered compounds after entering into a collaboration or license agreement. In addition, we may not have complete access to information about the results and status of our collaborators’ clinical development and regulatory programs and strategies. Our collaborators may not devote adequate resources to the development of our compounds and may not develop or implement a successful clinical or regulatory strategy. We cannot guarantee that any development, regulatory or sales-based milestones in our existing or future collaborations will be achieved in the future, or that we will receive any payments for the achievement of any milestones or royalties on sales of products. In addition, collaborations, including our existing collaboration with Bayer, may be terminated early in certain circumstances, in which case, we may not receive future milestone or royalty payments.
          Finally, our ability to enter into new collaborations depends on the outcome of preclinical and clinical testing, which we do not control. Even if our testing is successful, pharmaceutical companies may not partner with us on terms that we believe are acceptable until we have advanced our drug candidates into the clinic and, possibly, through later-stage clinical trials, if at all.
Conflicts may arise between us and any of our collaborators that could delay or prevent the development or commercialization of our product candidates.*
          Conflicts may arise between our collaborators and us, such as conflicts concerning the interpretation of clinical data or the achievement of milestones. If any conflicts arise with Bayer or any future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

•	unwillingness on the part of a collaborator to pay us milestone payments or royalties we believe are due to us under our collaboration agreement,

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities, or

•	slowing or cessation of a collaborator’s development or commercialization efforts with respect to our product candidates.
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
          We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery and development programs depend on our ability to attract and retain highly skilled chemists, biologists and preclinical personnel, especially in the fields of gout, HIV, cancer and inflammatory diseases. If we are unable to hire or retain these employees, we may not be able to advance our research and development programs at the pace we anticipate. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently, we do not have employment agreements with any employees or members of senior management that provide us any guarantee of their continued employment. If we lose members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.
Our quarterly results and stock price may fluctuate significantly.
          We expect our results of operations and future stock price to continue to be subject to significant fluctuations. The level of our revenues, if any, our results of operations and our stock price at any given time will be based primarily on the following factors:
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
          In 2006, we acquired pharmaceutical research and development programs, including our most advanced product candidates, from Valeant, and there is no guarantee that we will be able to successfully develop the acquired product candidates. We may attempt to acquire businesses, technologies, services or other products or in-license technologies that we believe are a strategic fit with our existing development programs, at the appropriate time and as resources permit. In any acquisition, the process of integrating the acquired business, personnel, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention away from our ongoing business operations. Other operational and financial risks associated with acquisitions include:
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
          Under the terms of the Valeant asset purchase agreement, we agreed to use commercially reasonable efforts to develop the product candidates in the pharmaceutical research and development programs we acquired from Valeant, with the objective of obtaining marketing approval for RDEA806, RDEA119 and the lead product candidates from the next generation NNRTI and MEK inhibitor programs in the United States, the United Kingdom, France, Spain, Italy and Germany. If we fail to make sufficient effort to develop the product candidates, then we may be subject to a potential lawsuit or lawsuits from Valeant under the asset purchase agreement. If such a lawsuit was successful, we may be subject to financial losses, our reputation within the pharmaceutical research and development community may be negatively impacted and our business may suffer.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
          Section 404 of the Sarbanes-Oxley Act requires on-going management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm that provides their assessment of the effectiveness of our internal controls. Testing and maintaining internal controls involves significant costs and can divert our management’s attention from other matters that are important to our business. We and our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the price of our stock.
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
          Our commercial success depends in significant part on obtaining and maintaining patent protection and trade secret protection of our product candidates and their uses, as well as successfully defending these patents against challenges. We will only be able to protect our product candidates and their uses from unauthorized use by other parties to the extent that valid and enforceable patents or effectively protected trade secrets cover them.
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
          In addition, because we are incorporated in Delaware, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of us. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our common stock.
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

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ardea Biosciences, Inc.
Date: May 11, 2009	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ John W. Beck
John W. Beck, C.P.A.
Senior Vice President, Finance and Operations and Chief Financial Officer (As Principal Financial and Accounting Officer)

ARDEA BIOSCIENCES, INC.
INDEX TO EXHIBITS

Exhibit Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.