Form 10-Q
period 2009-06-30
Ardea Biosciences, Inc./DE
filed 2009-08-07
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-33734
ARDEA BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3200380
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4939 Directors Place	92121
San Diego, CA	(Zip Code)
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
Yes      ☐     No     ☑
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2009 was 18,292,939.

ARDEA BIOSCIENCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
ARDEA BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$47,633	$41,551
Short-term investments, available-for-sale	22,458	16,192
Receivables	665	384
Prepaids and other current assets	397	237

Total current assets	71,153	58,364

Property and equipment, net	2,138	2,310
Other assets	662	801

Total assets	$73,953	$61,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,434	$2,260
Accrued clinical liabilities	3,358	2,278
Accrued payroll and employee liabilities	1,573	1,758
Accrued restructuring	261	—
Other accrued liabilities	629	545
Deferred revenue	29,987	—
Current portion of obligations under capital lease	105	102
Current portion of obligations under notes payable	2,720	1,958

Total current liabilities	40,067	8,901

Deferred rent	125	84
Non-current portion of obligations under capital lease	131	175
Non-current portion of obligations under notes payable	4,647	5,957
Other long-term liabilities	400	400

Commitments and contingencies (see Note 6)

Stockholders’ equity:
Common stock	18	17
Additional paid-in capital	367,155	362,345
Accumulated other comprehensive income	19	139
Accumulated deficit	(338,609)	(316,543)

Total stockholders’ equity	28,583	45,958

Total liabilities and stockholders’ equity	$73,953	$61,475

Note: The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
License fees	$5,013	$—	$5,013	$—
Sponsored research	—	—	—	260
Reimbursable research and development expenses	499	—	499	—

Total revenues	5,512	—	5,512	260

Operating expenses:
Research and development	10,725	12,923	21,721	22,892
General and administrative	2,526	3,272	5,403	6,680

Total operating expenses	13,251	16,195	27,124	29,572

Loss from operations	(7,739)	(16,195)	(21,612)	(29,312)

Other income (expense):
Interest income	119	414	255	1,021
Interest expense	(348)	(1)	(712)	(1)
Other income, net	5	51	3	186

Total other income (expense)	(224)	464	(454)	1,206

Net loss	(7,963)	(15,731)	(22,066)	(28,106)

Non-cash dividends on Series A preferred stock	—	—	—	(60)

Net loss applicable to common stockholders	$(7,963)	$(15,731)	$(22,066)	$(28,166)

Basic and diluted net loss per share applicable to common stockholders	$(0.44)	$(1.10)	$(1.23)	$(2.03)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	18,004	14,345	17,927	13,843

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net loss	$(22,066)	$(28,106)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Share-based compensation	3,051	2,381
Depreciation	334	233
Amortization of debt discount and debt issuance costs	230	—
Loss (gain) on disposal of property and equipment	17	(18)
Deferred rent	41	—
Amortization of premium on short-term investments	80	33
Realized gain on short-term investments	(18)	—
Change in operating assets and liabilities:
Receivables	(281)	898
Prepaids and other current assets	(160)	(163)
Deferred revenue	29,987	—
Accounts payable	(826)	665
Accrued clinical liabilities	1,080	1,273
Accrued payroll and employee liabilities	(185)	71
Accrued restructuring	261	—
Other accrued liabilities	84	(188)

Net cash provided by (used for) operating activities	11,629	(22,921)

Investing activities:
Purchases of short-term investments	(25,015)	(30,320)
Proceeds from sale or maturity of short-term investments	18,567	13,850
Proceeds from sale of property and equipment	9	56
Purchases of property and equipment	(188)	(1,558)

Net cash used for investing activities	(6,627)	(17,972)

Financing activities:
Proceeds from issuance of notes payable	—	250
Payments on notes payable obligations	(639)	(2)
Payments on capital lease obligations	(41)	—
Net proceeds from issuance of common stock	1,760	632

Net cash provided by financing activities	1,080	880

Net increase (decrease) in cash and cash equivalents	6,082	(40,013)
Cash and cash equivalents at beginning of period	41,551	46,384

Cash and cash equivalents at end of period	$47,633	$6,371

Supplemental schedule of non-cash information:
Net unrealized gain (loss) on short-term investments	$(120)	$43

Issuance of common stock dividend on Series A preferred stock	$—	$(60)

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ardea Biosciences, Inc. and its wholly owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2009. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”).
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes to the unaudited condensed consolidated financial statements. Actual results could differ materially from those estimates.
Reclassification
Certain amounts in the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 presentation.
Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), EITF Issue 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”) and EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). The Company’s collaboration arrangements may contain multiple elements and the Company may be eligible for payments made in the form of upfront license fees, research funding, cost reimbursement, milestone payments and downstream royalties.
Revenue from upfront, nonrefundable license fees is recognized over the period that any related services are provided. Amounts received for research funding are recognized as revenues as the research services that are the subject of such funding are performed. Revenue derived from reimbursement of research and development costs are recorded in compliance with EITF 99-19. In accordance with EITF 99-19, in transactions where the Company acts as a principal, the Company records revenue for the gross amount of the reimbursement and the costs associated with these reimbursements are reflected as a component of research and development expense in the condensed consolidated statements of operations. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement. Revenues recognized for royalty payments, if any, will be based upon actual net sales of the licensed compounds, as provided by the collaboration arrangement, in the period the sales occur. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on its condensed consolidated balance sheet.
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
Comprehensive Loss
SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), requires that all components of comprehensive income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. In accordance with SFAS 130, unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss) and represent the difference between the Company’s net loss and comprehensive net loss for all periods presented. The Company’s unrealized gain (loss) on short-term investments totaled ($33,000) and ($126,000) for the three months ended June 30, 2009 and 2008, respectively, and ($120,000) and $43,000 for the six months ended June 30, 2009 and 2008, respectively. The Company’s comprehensive net loss totaled $7,996,000 and $15,857,000 for the three months ended June 30, 2009 and 2008, respectively, and $22,186,000 and $28,063,000 for the six months ended June 30, 2009 and 2008, respectively.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (the “FASB”) ratified the consensus reached by the EITF on EITF 07-1. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The EITF concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each participating company’s financial statements pursuant to the guidance in Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The EITF also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. Furthermore, the EITF concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies are required to apply the provisions through retrospective application. On January 1, 2009, the Company adopted the provisions of EITF 07-1. See Note 4 for further details on the impact of the adoption of EITF 07-01 on the Company’s unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2009.
In February 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, was issued. This FSP provided for a one-year deferral of the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”) for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. On January 1, 2009, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), with respect to non-financial assets and liabilities, which did not have an impact on the Company’s unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2009. See Note 3 for further details.
In June 2008, the FASB ratified the concensus reached by the EITF on EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 establishes the following two-step approach for evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock: evaluate the instrument’s contingent exercise provisions, if any, and evaluate the instrument’s settlement provisions. The adoption of EITF 07-5 required the Company to perform additional analyses on its existing freestanding equity derivatives. However, the adoption of EITF 07-05 did not have a material effect on the Company’s unaudited condensed consolidated results of operations or financial condition for the three and six months ended June 30, 2009.
In April 2009, the FASB issued three FASB Staff Positions (“FSP”): (i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 157-4 provides additional guidance in determining fair value when market transactions are not orderly. FSP FAS 115-2 and FAS 124-2 provide additional guidance in determining when an other-than-temporary impairment of a debt security has occurred, as well as the related recognition and disclosure requirements. FSP FAS 107-1 and APB 28-1 are amendments to FAS 107 and APB 28 that require disclosure about fair value of financial instruments in both interim and annual reporting periods. The Company adopted the provisions of these FSPs in the second quarter of 2009. The adoption of these FSPs did not have a material impact on the Company’s unaudited condensed consolidated results of operations or financial condition for the three and six months ended June 30, 2009.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occuring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted the provisions of SFAS 165 in the second quarter of 2009. The adoption of SFAS 165 did not have a material impact on the Company’s unaudited condensed consolidated results of operations or financial condition for the three and six months ended June 30, 2009.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. After the effective date of SFAS 168, all non-grandfathered non-SEC accounting literature not included in the FASB Accounting Standards Codification is superseded and deemed non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt SFAS 168 in the third quarter of 2009 and is currently evaluating the impact of the adoption on its results of operations and financial condition.
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
The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at June 30, 2009 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
	Balance at	assets	inputs	inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$47,511	$47,511	$—	$—
United States government and agency obligations	21,954	6,494	15,460	—
United States corporate debt securities	504	—	504	—

Total	$69,969	$54,005	$15,964	$—

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 expands the use of fair-value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item such as debt issuance costs must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. The Company has elected not to apply the fair value option to its financial assets and liabilities under SFAS 159.
The Company considers the carrying amount of cash and cash equivalents, prepaid expenses and other current assets, receivables, accounts payable and accrued liabilities to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of these long-term obligations approximate their carrying value. The Company does apply fair value accounting to its securities available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).
Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity in accordance with SFAS 115. For the three and six months ended June 30, 2009, the Company recognized $33,000 and $120,000, respectively, in net unrealized losses associated with its short-term investments.
4. Bayer Relationship
In April 2009, the Company entered into a Development and Commercialization License Agreement (the “License Agreement”) with Bayer HealthCare AG (“Bayer”). Under the terms of the License Agreement, the Company granted to Bayer a worldwide, exclusive license to develop and commercialize the Company’s mitogen-activated ERK kinase (“MEK”) inhibitors for all indications. In partial consideration for the license, Bayer paid the Company a committed upfront cash fee of $35 million. The Company is eligible to receive additional cash payments totaling up to $372 million upon achievement of certain development-, regulatory- and sales-based milestones, as well as low double-digit royalties on worldwide sales of products covered under the License Agreement.
In accordance with EITF 00-21, the upfront fee, reimbursement of third-party development costs, payments associated with the achieving specific milestones and royalties based on product sales, if any, will be accounted for as separate units of accounting. In addition, per SAB 104, the $35 million upfront payment will be recognized on a straight-line basis beginning on the effective date of the License Agreement and ending in May 2010, which is the anticipated timeframe the Company expects to complete all of its obligations under the License Agreement. For the three and six months ended June 30, 2009, the Company recognized revenue of approximately $5,013,000 as licenses fees in the condensed consolidated statement of operations.
The reimbursement of third-party development costs for the ongoing clinical trials is accounted for under the provisions of EITF 07-1. In accordance with EITF 07-1, participants in a collaborative arrangement shall report costs incurred and revenues generated from transactions with third parties in each entity’s respective income statement pursuant to the guidance of EITF 99-19. Under EITF 99-19, the Company would be considered the principal as the Company is the primary obligor with the third parties, has latitude in establishing price, has discretion in supplier selection and is involved in the determination of product or service specifications. As such, the Company records the gross amount of the reimbursement as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s unaudited condensed consolidated statement of operations. For the three and six months ended June 30, 2009, the Company recognized revenue of approximately $499,000 as reimbursable research and development expenses in the condensed consolidated statement of operations.
Revenue from milestone payments is recognized upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, the Company will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance under the License Agreement as the performance obligations are completed.

The License Agreement provides that revenues recognized for royalty payments, if any, will be based upon actual net sales of the licensed compounds in the period the sales occur.
Any amounts received by the Company pursuant to the License Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on the condensed consolidated balance sheet.
5. Restructuring
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
In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company expects to incur total restructuring charges of approximately $811,000, primarily for severance-related costs in connection with the Restructuring Plan. The Company did not incur any expense related to contractual or lease obligations or other exit costs. For the three and six months ended June 30, 2009, approximately $656,000 of the total restructuring charge was included in research and development expense and approximately $31,000 was included in general and administrative expense. The remaining $124,000 of anticipated costs associated with the Restructuring Plan relates to employees who were retained until August 2009 and is being recognized on a straight-line basis over the retention period. The Company expects to make the final payment under the Restructuring Plan in the first quarter of 2010.
As of June 30, 2009, the Company has paid $275,000 of the total $660,000 cash restructuring charges. The total non-cash charges of approximately $151,000 are primarily for share-based compensation expense resulting from stock option modifications which were included in research and development expense in the second quarter of 2009.
The severance-related charges that the Company expects to incur in connection with the Restructuring Plan are subject to a number of assumptions, and actual results may materially differ. The Company may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructuring Plan.
6. Commitments and Contingencies
Under the Asset Purchase Agreement between Valeant Research and Development, Inc. (“Valeant”) and the Company, dated December 21, 2006, the Company is obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of certain products. The aggregate contingent liability of up to $42,000,000 in milestone payments for the programs covered under the Asset Purchase Agreement is considered a liability in the ordinary course of business. Each milestone payment will be recorded when the related contingency is resolved and consideration is issued or becomes issuable, none of which have occurred as of June 30, 2009.

7. Long-term Debt
As of June 30, 2009, the Company has not entered into any new long-term debt obligations. The following is a summary of the Company’s notes payable obligations as of June 30, 2009:

Notes Payable
Years ended December 31,
2009 (remaining six months of the year)	$1,737
2010	3,475
2011	3,875
2012	46
2013	45
Thereafter	64

Total	9,242
Less unamortized discount	(228)
Less amount representing interest	(1,647)

Total notes payable balance	7,367
Less current portion	(2,720)

Noncurrent portion of notes payable	$4,647

8. Stockholders’ Equity
Share-Based Compensation
Share-based compensation expense related to the Company’s equity compensation plans recognized under SFAS 123R for the three-month periods ended June 30, 2009 and 2008 was $1,509,000 and $1,270,000, respectively, and $3,051,000 and $2,381,000 for the six-month periods ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was $11,091,000 of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.4 years.
The following table summarizes share-based compensation expense related to employee and director stock options and Employee Stock Purchase Plan (“ESPP”) purchase rights under SFAS 123R by expense category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Research and development	$679	$511	$1,353	$964
General and administrative	830	759	1,698	1,417

Share-based compensation expense included in operating expenses	$1,509	$1,270	$3,051	$2,381

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:
Options:

	June 30,
	2009	2008
Risk-free interest rate	2.1%	3.8%
Dividend yield	0.0%	0.0%
Volatility	78.0%	72.7%
Expected life (years)	5.5-6.1	5.3-6.3

The Company estimates the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model. A new offering period begins every six months in May and November of each year. The following are the weighted-average assumptions used to value the new offering periods which began in the second quarter of 2009 and 2008:
ESPP:

	June 30,
	2009	2008
Risk-free interest rate	0.7%	2.4%
Dividend yield	0.0%	0.0%
Volatility	101.4%	72.0%
Expected life (years)	1.3	1.3
9. Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of June 30, 2009.
On July 13, 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007, its effective date. There have been no changes in unrecognized tax benefits or other items pertaining to FIN 48 since December 31, 2008 and as such, disclosures included in the Company’s 2008 Annual Report on Form 10-K continue to be relevant for the period ended June 30, 2009.
10. Subsequent Events
In accordance with SFAS 165, the Company has evaluated its subsequent events through August 7, 2009, the date the Company’s condensed consolidated financial statements were issued. There were no subsequent events that were required to be recognized or disclosed as of this date.
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

Overview and Business Strategy
          Ardea Biosciences, Inc., of San Diego, California, is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of gout, cancer, inflammatory diseases and human immunodeficiency virus (“HIV”). We are currently pursuing multiple development programs, including the following:
Product Portfolio

Product Candidate	Target Indication	Development Status
RDEA594	Gout	Phase 2b ongoing
RDEA684	Gout	Preclinical development ongoing
RDEA119	Cancer	Phase 1 and Phase 1/2 ongoing
RDEA119	Inflammation	Phase 1 completed
RDEA436	Inflammation	Phase 0* completed
RDEA806	HIV	Phase 2a completed
RDEA427	HIV	Phase 0* completed

*	First-in-human micro-dose pharmacokinetic study in normal healthy volunteers.
GOUT
     RDEA594
          RDEA594 is an inhibitor of URAT1, a transporter in the kidney that regulates uric acid excretion from the body. In July 2009, we announced positive interim results from a Phase 2a, placebo- and active- controlled, proof-of-concept study of RDEA594 in 20 gout patients with hyperuricemia (serum urate levels of 8 mg/dL or more) receiving RDEA594 200 mg once daily (QD) for one week, followed by 400 mg QD for a second week. The interim results showed that a large majority of the patients who were administered RDEA594 achieved target serum urate concentrations of less than 6 mg/dL after the first eight days of dosing. This was comparable to patients receiving a standard dose of allopurinol (300 mg QD) and significantly better than placebo. RDEA594 was also well tolerated in this study with no premature discontinuations due to adverse events.
          RDEA594 was also well tolerated in single and multiple ascending-dose Phase 1 studies in normal healthy volunteers and demonstrated significant dose-related decreases in serum uric acid of up to 45% after 10 days of administration of multiple ascending doses. Administration of the IR capsule with a standard breakfast improved the pharmacokinetic profile of the drug and increased the reduction in serum urate when compared to fasted conditions.
          RDEA594 is currently in a randomized, double-blind, placebo-controlled, dose-response Phase 2b study to evaluate the safety and urate-lowering effects of 200, 400 and 600 mg of RDEA594 in a total of 140 gout patients with hyperuricemia (uric acid levels of 8 mg/dL or more). This study will be conducted at multiple sites in Europe and North America, with initial results expected by the end of 2009. The remaining studies in the planned Phase 2 program, including a Phase 2 study evaluating RDEA594 as an add-on to allopurinol in patients not responding adequately to allopurinol alone, a drug-drug interaction study with febuxostat (Uloric®, Takeda Pharmaceutical Company Limited; Adenuric®, Ipsen), and a study in patients with renal impairment, are expected to begin shortly.
     RDEA684
          In July 2009, we announced the selection of RDEA684, a next-generation selective URAT1 transporter inhibitor, as a development candidate for the treatment of gout patients with hyperuricemia.

Based on preclinical results, RDEA684 demonstrates many of the same positive attributes as RDEA594, but with more than 170-times greater potency against the URAT1 transporter. We have initiated preclinical development activities with respect to RDEA684 in anticipation of commencing Phase 1 studies in normal healthy volunteers in 2010.
CANCER
     RDEA119
          RDEA119, our lead mitogen-activated ERK kinase, or MEK, inhibitor for the treatment of cancer, is a potent and selective inhibitor of MEK, which is believed to play an important role in cancer cell proliferation, apoptosis and metastasis. In vivo preclinical tests have shown RDEA119 to have potent anti-tumor activity.
          Data from an ongoing Phase 1 study of RDEA119 in advanced cancer patients suggest that RDEA119 has a pharmacokinetic profile allowing for convenient once-daily oral dosing. In addition, preclinical in vitro and in vivo studies of RDEA119 have demonstrated synergistic activity across multiple tumor types when RDEA119 is used in combination with other anti-cancer agents, including sorafenib (Nexavar®, Bayer and Onyx Pharmaceuticals, Inc.).
          RDEA119 is being evaluated as a single agent in a Phase 1 study in advanced cancer patients and in a Phase 1/2 study in combination with sorafenib in advanced cancer patients.
          Under our License Agreement with Bayer, we are responsible for the completion of the ongoing Phase 1 and Phase 1/2 studies. Thereafter, Bayer will be responsible for the further development and commercialization of RDEA119 and any of our other MEK inhibitors.
INFLAMMATION
     RDEA119
          In vivo preclinical tests have also shown RDEA119 to significantly inhibit production of inflammatory cytokines. Results from a completed Phase 1 study in normal healthy volunteers demonstrated that RDEA119 was well tolerated with a pharmacokinetic profile allowing for convenient once-daily oral dosing. The timing of future studies of RDEA119 in inflammatory diseases, if any, will be determined by Bayer pursuant to the License Agreement.
     RDEA436
          The lead compound in our next generation MEK inhibitor program, RDEA436, is from a chemical class that is distinct from the RDEA119 chemical class. Based on early preclinical data, we believe that RDEA436 may potentially share certain of the positive attributes of RDEA119, and may have even greater potency than RDEA119. We have evaluated RDEA436 in a human micro-dose pharmacokinetic study. The timing of future studies of RDEA436 in inflammatory diseases, if any, will be determined by Bayer pursuant to the License Agreement.
HIV
     RDEA806
          RDEA806 is our lead non-nucleoside reverse transcriptase inhibitor, or NNRTI, for the treatment of HIV. In vitro preclinical tests have shown RDEA806 to be a potent inhibitor of a wide range of HIV viral isolates, including isolates that are resistant to efavirenz (SUSTIVA®/Stocrin®, Bristol-Myers Squibb Company and Merck & Co., Inc.), the most widely prescribed NNRTI, in addition to other currently available NNRTIs. In vitro preclinical tests have also shown RDEA806 to have a high genetic barrier to resistance. In vivo preclinical tests suggest that RDEA806 does not pose a risk of reproductive toxicity. Based on both preclinical and clinical data, we anticipate that RDEA806 could be amenable to a once-daily oral dosing regimen, may have limited pharmacokinetic interactions with other drugs and may be readily co-formulated in a single pill with other HIV antiviral drugs, which is important for patient compliance and efficacy.

          RDEA806 has successfully completed Phase 1 and Phase 2a studies and has been evaluated in over 250 subjects. Results from a Phase 2a monotherapy proof-of-concept study of RDEA806 demonstrated placebo-adjusted plasma viral load reductions of up to 2.0 log10 on day 8 with once-daily dosing of RDEA806. All dosing regimens tested were well tolerated in this study. In addition, results from a completed Thorough QT study demonstrated that QTc intervals were not increased by any dose of RDEA806 tested. In addition, the study provided information on the lack of pharmacokinetic differences between Caucasians and African-Americans. These results provide further support for RDEA806’s cardiac safety profile, as well as its potential to improve current standard-of-care therapy by decreasing the documented increased side effects of efavirenz in African-Americans believed to result from ethnicity-based differences in metabolism. We anticipate that the timing of future studies of RDEA806 will be determined in part by the results of our partnering efforts.
     RDEA427
          The lead compound in our next generation NNRTI program, RDEA427, is from a chemical class that is distinct from the RDEA806 chemical class. Based on early preclinical data, we believe that RDEA427 may share certain of the positive attributes of RDEA806, but may also have even greater activity against a wide range of drug-resistant viral isolates. We have evaluated RDEA427 in a human micro-dose pharmacokinetic study. We anticipate that the timing of future studies of RDEA427 will be determined in part by the results of our partnering efforts.
Bayer Relationship
          In April 2009, we entered into the License Agreement with Bayer to develop and commercialize MEK inhibitors for the treatment of cancer. Under the terms of the License Agreement, we granted to Bayer a worldwide, exclusive license to develop and commercialize our MEK inhibitors for all indications. Our lead product candidate from this program, RDEA119, is currently being evaluated both as a single agent and in combination with sorafenib in advanced cancer patients. Bayer has paid us a non-refundable, upfront license fee of $35 million for the development and commercialization rights to our MEK inhibitors. Potential payments under the License Agreement could total up to $407 million, not including royalties. We will also be eligible to receive low double-digit royalties on worldwide sales of products under the License Agreement.
Valeant Relationship
          In December, 2006, we acquired intellectual property and other assets from Valeant Research & Development, Inc. related to RDEA806 and our next generation NNRTI program, and RDEA119 and our next generation MEK inhibitor program. Concurrent with the closing of the acquisition from Valeant, we hired a new senior management team and changed our name from IntraBiotics Pharmaceuticals, Inc. to Ardea Biosciences, Inc.
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
Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenues, accrued clinical liabilities and share-based compensation. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
          We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
Revenue Recognition
           We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), EITF Issue 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”) and EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). Our collaboration arrangements may contain multiple elements and we may be eligible for payments made in the form of upfront license fees, research funding, cost reimbursement, milestone payments and downstream royalties.
          Revenue from upfront, nonrefundable license fees is recognized over the period that any related services are provided. Amounts received for research funding are recognized as revenues as the research services that are the subject of such funding are performed. Revenue derived from reimbursement of research and development costs are recorded in compliance with EITF 99-19. In accordance with EITF 99-19, in transactions where we act as a principal, we record revenue for the gross amount of the reimbursement and the costs associated with these reimbursements are reflected as a component of research and development expense in the condensed consolidated statements of operations. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement. Revenues recognized for royalty payments, if any, will be based upon actual net sales of the licensed compounds, as provided by the collaboration arrangement, in the period the sales occur. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue on the condensed consolidated balance sheet.
Accrued Clinical Liabilities
          We review and accrue clinical costs based on work performed, which relies on estimates of the services received and related expenses incurred. Clinical trial-related contracts vary significantly in length, and may be for a fixed amount, based on milestones or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or contain a combination of these elements. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development costs; however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.
Share-Based Compensation
          We grant equity based awards under three share-based compensation plans. We have granted, and may in the future grant, options and restricted stock awards to employees, directors, consultants and advisors under either our 2002 Non-Officer Equity Incentive Plan or our 2004 Stock Incentive Plan. In addition, all of our employees are eligible to participate in our 2000 Employee Stock Purchase Plan, which enables employees to purchase common stock at a discount through payroll deductions. The benefits provided under all of these plans are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), which we adopted effective January 1, 2006 under the modified prospective application method. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and are subsequently modified or cancelled.
          We estimate the fair value of stock options granted using the Black-Scholes-Merton, or Black-Scholes, option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including each option’s expected life and price volatility of the underlying stock. Expected volatility is based on the weighted-average volatility of our stock, factoring in daily share price observations and the historical price volatility of certain peers within our industry sector. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option and the share purchase right. The expected life of employee stock options represents the average of the contractual term of the options and the weighted-average vesting period, as permitted under the simplified method, under Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payments and SAB No. 110.
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
Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board (the “FASB”) ratified the consensus reached by the EITF on EITF 07-1. The scope of EITF 07-1 is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. The EITF concluded that revenue transactions with third parties and associated costs incurred should be reported in the appropriate line item in each participating company’s financial statements pursuant to the guidance in Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The EITF also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock, should not be applied to arrangements that are not conducted through a separate legal entity. Furthermore, the EITF concluded that the income statement classification of payments made between the parties in an arrangement should be based on a consideration of the following factors: the nature and terms of the arrangement; the nature of the entities’ operations; and whether the partners’ payments are within the scope of existing GAAP. To the extent such costs are not within the scope of other authoritative accounting literature, the income statement characterization for the payments should be based on an analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The provisions of EITF 07-1 are effective for fiscal years beginning on or after December 15, 2008, and companies are required to apply the provisions through retrospective application. On January 1, 2009, we adopted the provisions of EITF 07-1. See Note 4 to the unaudited condensed consolidated financial statements for further details on the impact of the adoption of EITF 07-01 on our unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2009.
          In February 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, was issued. This FSP provided for a one-year deferral of the effective date of SFAS No. 157,

Fair Value Measurements (“SFAS 157”) for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. On January 1, 2009, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), with respect to non-financial assets and liabilities, which did not have an impact on our unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2009. See Note 3 to the condensed consolidated financial statements for further details.
          In June 2008, the FASB ratified the concensus reached by the EITF on EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 establishes the following two-step approach for evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock: evaluate the instrument’s contingent exercise provisions, if any, and evaluate the instrument’s settlement provisions. The adoption of EITF 07-5 required us to perform additional analyses on our existing freestanding equity derivatives. However, the adoption of EITF 07-05 did not have a material effect on our unaudited condensed consolidated results of operations or financial condition for the three and six months ended June 30, 2009.
          In April 2009, the FASB issued three FASB Staff Positions (“FSP”): (i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides additional guidance in determining fair value when market transactions are not orderly. FSP FAS 115-2 and FAS 124-2 provide additional guidance in determining when an other-than-temporary impairment of a debt security has occurred, as well as the related recognition and disclosure requirements. FSP FAS 107-1 and APB 28-1 are amendments to FAS 107 and APB 28 that require disclosure about fair value of financial instruments in both interim and annual reporting periods. We adopted the provisions of these FSPs in the second quarter of 2009. The adoption of these FSPs did not have a material impact on our unaudited condensed consolidated results of operations or financial condition for the three and six months ended June 30, 2009.
          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occuring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. We adopted the provisions of SFAS 165 in the second quarter of 2009. The adoption of SFAS 165 did not have a material impact on our unaudited condensed consolidated results of operations or financial condition for the three and six months ended June 30, 2009.
          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. After the effective date of SFAS 168, all non-grandfathered non-SEC accounting literature not included in the FASB Accounting Standards Codification is superseded and deemed non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We plan to adopt SFAS 168 in the third quarter of 2009 and are currently evaluating the impact of the adoption on our results of operations and financial condition.

Results of Operations
Three and Six Months Ended June 30, 2009 and 2008
Revenues
          For the three and six months ended June 30, 2009, revenues totaled $5.5 million. There were no revenues for the three months ended June 30, 2008 and for the six-month period ended June 30, 2008, revenues totaled $0.3 million. The revenue earned during the first half of 2009 resulted from the recognition of a portion of the upfront, non-refundable license fee and reimbursement of third-party development costs associated with our MEK inhibitor program under the terms of the License Agreement with Bayer. The $35.0 million upfront license fee is being recognized on a straight-line basis beginning on the effective date of the License Agreement and ending in May 2010, which is the anticipated time frame the Company expects to complete all of its obligations under the License Agreement. The revenue earned in fiscal 2008 resulted from the research services we provided under our master services agreement with Valeant, which has since terminated by its terms.
Research and Development Expense
          For the three and six months ended June 30, 2009, research and development expense decreased to $10.7 million and $21.7 million, respectively, from $12.9 million and $22.9 million for the same periods in 2008. The decrease in research and development expense was primarily due to a decrease in spending of approximately $2.8 million and $2.0 million for the three and six months ended June 30, 2009, respectively, mainly due to reduced discovery research and clinical development expenditures as we focus our resources on our gout-related programs, RDEA594 and RDEA684. In addition, the decrease in year-to-date research and development expense was a result of approximately $0.3 million in facility-related expenses due to one-time costs incurred in the first quarter of 2008 related to the facility relocation and decreased monthly rent and common area maintenance charges for the San Diego facility, which we occupied beginning in March 2008. These decreases were partially offset by severance-related charges recorded in the second quarter of 2009 related to our May 2009 restructuring of approximately $0.5 million and an increase in share-based compensation expense of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively. In addition, the year-to-date research and development expenses were partially offset by an increase in personnel and related costs of approximately $0.3 million due to a higher average headcount for the first half of 2009.
General and Administrative Expense
          For the three and six months ended June 30, 2009, general and administrative expense decreased to $2.5 million and $5.4 million, respectively, from $3.3 million and $6.7 million for the same periods in 2008. The decrease in general and administrative expense was primarily the result of costs incurred in 2008 related to the facility relocation of approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively, and a decrease in consulting and professional outside services of approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2009, respectively.
Other Income (expense)
          For the three and six months ended June 30, 2009, other income (expense) decreased to ($0.2) million and ($0.5) million net other expense, respectively, from $0.5 million and $1.2 million net other income for the same periods in 2008. The decrease in other income (expense) was primarily a result of a decrease in interest income due to lower average interest rates as compared to 2008 and an increase in interest expense in connection with our growth capital loan and capital lease obligations entered into in the second half of 2008.
Liquidity and Capital Resources
          From inception through June 30, 2009, we have incurred a cumulative net loss of approximately $338.6 million, of which $102.4 million was incurred subsequent to the closing of the acquisition from Valeant and the commencement of operating activity as Ardea Biosciences, Inc. We have financed our operations through public and private offerings of securities, revenues from collaborative agreements, proceeds from our growth capital loan and interest income from invested cash balances.

          In May 2009, we committed to a restructuring plan (the “Restructuring Plan”) intended to conserve our financial resources by focusing on our clinical-stage programs. In combination with other employee attrition since January 1, 2009, the Restructuring Plan will result in a reduction of approximately 47% of our workforce with the majority coming from discovery research and associated administrative personnel. Estimated cost savings from the Restructuring Plan, net of severance and related costs, are expected to be $2.3 million in 2009 and $6.6 million per year thereafter.
          In April 2009, we entered into the License Agreement with Bayer. Under the terms of the License Agreement, we have granted to Bayer a worldwide, exclusive license to develop and commercialize our MEK inhibitors for all indications. In partial consideration for the license, Bayer paid us a non-refundable upfront cash fee of $35 million. We are eligible to receive additional cash payments totaling up to $372 million upon achievement of certain development, regulatory and sales-based milestones, as well as low double-digit royalties on worldwide sales of products covered under the License Agreement.
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
          As of June 30, 2009, we had $70.1 million in cash, cash equivalents, and short-term investments compared to $57.7 million as of December 31, 2008. The increase in cash, cash equivalents and short-term investments for the first half of 2009 was due to the $35.0 million non-refundable, upfront license fee from Bayer received in the second quarter of 2009, partially offset by the use of cash to fund our clinical-stage programs, personnel costs and for other general corporate purposes.
          Under the asset purchase agreement with Valeant, we will be required to pay Valeant $2.0 million after the first patient is dosed in the first Phase 2b study for the NNRTI program and $1.0 million after the first patient is dosed in the first Phase 2b study for the MEK inhibitor program.
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
          In addition, we entered into employment agreements with our executive officers and certain other key employees that, under certain cases, provide for the continuation of salary and certain other benefits if these executives or employees are terminated under special circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. In connection with our Restructuring Plan, one of these employees, who was terminated during the second quarter of 2009 will receive continuation of salary and other benefits until Q1 2010 as required by her employment agreement. See footnote 5 to our condensed consolidated financial statements for further details on our Restructuring Plan.
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
          We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operating activities through the first quarter of 2011. This current financial projection includes forecasted expenses associated with the RDEA594 Phase 2 and Phase 3 programs anticipated for that period, combined with expense reductions from our recent restructuring. This projection does not include any milestone payments under our License Agreement with Bayer, proceeds from future partnering activities or financings, or payments to Valeant under our asset purchase agreement.
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
          The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of June 30, 2009, we owned financial instruments that are sensitive to market risk, including interest rate risk, as part of our investment portfolio. To minimize our exposure to market risk, we have generally limited our investments to cash and securities of the government of the United States of America and its federal agencies, or high-grade corporate debt securities with maturity dates of less than one year. Due to the short-term nature of our investments, a 50-basis point movement in market interest rates over the six-month period following June 30, 2009 would not have a material impact on the fair value of our portfolio as of June 30, 2009. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk. We also do not invest in any derivative financial instruments, derivative commodity instruments, auction rate securities or other market risk sensitive instruments, positions or transactions.

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
Risks Related to Our Business
Development of our products will take years; we may never attain product sales; and we expect to continue to incur net operating losses.*
          We have incurred, and expect to continue to incur, substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to research and development and preclinical and clinical testing of compounds. The amounts paid to advance the preclinical and clinical development of our product candidates, including RDEA594, RDEA684 RDEA119, RDEA436, RDEA806, RDEA427 and our other compounds, may continue to increase. Any compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates, RDEA594, RDEA684, RDEA119, RDEA436, RDEA806, RDEA427 and any other compounds we advance further into development, may never be approved for commercial sales. The time required to achieve product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.

We are not currently profitable and may never become profitable.*
          To date, we have generated limited revenues and we do not anticipate generating significant revenues for at least several years, if ever. We may increase our operating expenses over at least the next several years as we plan to advance our product candidates, including RDEA594, RDEA684, RDEA119, RDEA436, RDEA806 and RDEA427 into further clinical trials, and may expand our development activities and acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and potentially increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
If our internal development efforts are unsuccessful, we may be required to obtain rights to new products or product candidates from third parties, which we may not be able to do.*
          Our long-term ability to earn product revenue depends on our ability to successfully advance our product candidates through clinical development and regulatory approval and to identify and obtain new products or product candidates through internal development or licenses from third parties. If the development programs we acquired from Valeant and our internal development programs are not successful, we may need to obtain rights to new products or product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:
•	we may be unable to purchase or license products or product candidates on terms that would allow us to make a sufficient financial return from resulting products;

•	competitors may be unwilling to assign or license products or product candidate rights to us (in particular, if we are not able to successfully advance the further development of the product candidates we acquired from Valeant); or
•	we may be unable to identify suitable products or product candidates within, or complementary to, our areas of interest relating to the treatment of gout, cancer, inflammatory diseases and HIV.
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

We will need substantial additional funding and may be unable to raise capital when needed, or at all, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.*
          We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operating activities through the first quarter of 2011. This current financial projection includes forecasted expenses associated with the RDEA594 Phase 2 and Phase 3 programs anticipated for that period, combined with expense reductions from our recent restructuring. This projection does not include any milestone payments under our global agreement with Bayer, proceeds from future partnering activities or financings, or payments to Valeant under the asset purchase agreement. However, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In particular, because most of our resources for the foreseeable future will be used to advance our product candidates, we may not be able to accurately anticipate our future research and development funding needs. We will need to raise substantial additional capital in the future to, among other things:
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
We have decreased the size of our organization and may need to do so again in the future, and we may experience difficulties in managing these organizational changes.
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
The investment of our cash balance and investments in marketable securities are subject to risks which may cause losses and affect the liquidity of these investments.*
          Our short-term investments consist of securities of the United States government, its federal agencies, entities controlled by the federal government and United States corporate debt securities. These investments are subject to general credit, liquidity, market and interest rate risks, which may further be exacerbated by United States sub-prime mortgage defaults and other factors, which have recently affected various sectors of the financial markets and caused credit and liquidity issues. During the period ended June 30, 2009, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.
We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*
          We expect that, for at least the next few years, our ability to generate significant revenues will depend in large part upon the success of our existing collaboration with Bayer and our ability to enter into new collaborations. Future revenues from our collaboration with Bayer will depend on the achievement of development, regulatory and sales-based milestones and royalty payments, if any. We will not receive additional revenues from our existing collaboration if Bayer’s development and commercialization efforts are unsuccessful.
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
          Our ability to enter into new collaborations will depend in part on finding appropriate partners for our development programs. There has recently been increased consolidation and strategic realignment among pharmaceutical companies, particularly in the HIV market. The reduced number of potential partners could make it more difficult to identify a potential partner for our compounds and negotiate and enter into any potential collaboration.
          Finally, our ability to enter into new collaborations also depends on the outcome of preclinical and clinical testing, which we do not control. Even if our testing is successful, pharmaceutical companies may not partner with us on terms that we believe are acceptable until we have advanced our drug candidates into the clinic and, possibly, through later-stage clinical trials, if at all.
Conflicts may arise between us and any of our collaborators that could delay or prevent the development or commercialization of our product candidates.
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
If we are unable to attract and retain key management and scientific staff, we may be unable to successfully develop or commercialize our product candidates.*
          We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery and development programs depend on our ability to attract and retain highly skilled chemists, biologists and preclinical personnel, especially in the fields of gout, cancer inflammatory diseases and HIV. If we are unable to hire or retain these employees, we may not be able to advance our research and development programs at the pace we anticipate. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently, we do not have employment agreements with any employees or members of senior management that provide us any guarantee of their continued employment. If we lose members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.
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
          If we are sued for infringing intellectual property rights of others, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of other parties. We may be exposed to future litigation by other parties based on claims that our product candidates or activities infringe the intellectual property rights of others. There are numerous United States and foreign issued patents and pending patent applications owned by others in gout, cancer, inflammatory diseases, HIV and the other fields in which we may develop products. We cannot assure you that parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.
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

If our competitors develop treatments for gout, cancer, inflammatory diseases or HIV that are approved faster, marketed better or demonstrated to be safer or more effective than any products that we may develop, our commercial opportunity will be reduced or eliminated.
          We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of gout, cancer, inflammatory diseases or HIV. Potential competitors may develop treatments for gout, cancer, inflammatory diseases, HIV or other technologies and products that are safer, more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with our most advanced product candidates.

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
          Our Annual Meeting of Stockholders was held on May 26, 2009. All of the directors nominated for election by our board of directors, as set forth in our proxy statement, were elected as follows:

Director Nominee	Votes in Favor	Votes Withheld
Henry J. Fuchs	13,926,907	1,804,520
Craig A. Johnson	15,707,779	23,648
John W. Poyhonen	15,626,109	105,318
Barry D. Quart	15,705,695	25,732
Jack S. Remington	15,683,660	47,767
Kevin C. Tang	15,086,199	645,228
          As set forth in our proxy statement, the following proposal was also approved:

				Broker
Proposal Description	Votes in Favor	Votes Against	Abstaining	Non-Votes
Ratification of the appointment of Stonefield Josephson, Inc. as our independent auditor for the fiscal year ending December 31, 2009	15,682,557	48,284	586	—

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

10.1†	Development and Commercialization License Agreement, dated April 27, 2009, by and among Ardea Biosciences, Inc. and Bayer HealthCare AG

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ardea Biosciences, Inc.

Date: August 7, 2009	/s/ Barry D. Quart

Barry D. Quart, Pharm.D.
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ John W. Beck

John W. Beck, C.P.A.
Senior Vice President, Finance and Operations
and Chief Financial Officer
(As Principal Financial and Accounting Officer)

ARDEA BIOSCIENCES, INC.
INDEX TO EXHIBITS

Exhibit Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

10.1†	Development and Commercialization License Agreement, dated April 27, 2009, by and among Ardea Biosciences, Inc. and Bayer HealthCare AG

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.