Form 10-Q
period 2009-09-30
Ardea Biosciences, Inc./DE
filed 2009-11-06
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-33734
ARDEA BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3200380
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4939 Directors Place
San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 30, 2009 was 18,415,082.

ARDEA BIOSCIENCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
ARDEA BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$30,232	$41,551
Short-term investments, available-for-sale	29,357	16,192
Receivables	1,420	384
Prepaids and other current assets	441	237

Total current assets	61,450	58,364

Property and equipment, net	2,072	2,310
Other assets	599	801

Total assets	$64,121	$61,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,232	$2,260
Accrued clinical liabilities	2,055	2,278
Accrued payroll and employee liabilities	1,713	1,758
Accrued restructuring	123	—
Other accrued liabilities	641	545
Deferred revenue	21,809	—
Current portion of long-term debt	2,909	2,060

Total current liabilities	30,482	8,901

Deferred rent	143	84
Non-current portion of long-term debt	4,059	6,132
Other long-term liabilities	400	400

Commitments and contingencies (see Note 6)

Stockholders’ equity:
Common stock	18	17
Additional paid-in capital	370,080	362,345
Accumulated other comprehensive income	19	139
Accumulated deficit	(341,080)	(316,543)

Total stockholders’ equity	29,037	45,958

Total liabilities and stockholders’ equity	$64,121	$61,475

Note: The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
License fees	$8,178	$—	$13,191	$—
Sponsored research	—	—	—	260
Reimbursable research and development expenses	991	—	1,490	—

Total revenues	9,169	—	14,681	260

Operating expenses:
Research and development	8,999	11,459	30,720	34,351
General and administrative	2,404	3,043	7,807	9,723

Total operating expenses	11,403	14,502	38,527	44,074

Loss from operations	(2,234)	(14,502)	(23,846)	(43,814)

Other income (expense):
Interest income	65	293	320	1,314
Interest expense	(320)	(10)	(1,032)	(11)
Other income, net	18	(4)	21	182

Total other income (expense)	(237)	279	(691)	1,485

Net loss	(2,471)	(14,223)	(24,537)	(42,329)

Non-cash dividends on Series A preferred stock	—	—	—	(60)

Net loss applicable to common stockholders	$(2,471)	$(14,223)	$(24,537)	$(42,389)

Basic and diluted net loss per share applicable to common stockholders	$(0.13)	$(0.95)	$(1.36)	$(2.98)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	18,327	15,023	18,062	14,239

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net loss	$(24,537)	$(42,329)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Share-based compensation	4,345	3,680
Depreciation	499	380
Amortization of debt discount and debt issuance costs	334	—
Loss (gain) on disposal of property and equipment	16	(16)
Deferred rent	59	—
Amortization of premium on short-term investments	206	64
Realized gain on short-term investments	(24)	—
Change in operating assets and liabilities:
Receivables	(1,036)	833
Prepaids and other current assets	(204)	(73)
Deferred revenue	21,809	—
Accounts payable	(1,028)	(138)
Accrued clinical liabilities	(223)	1,204
Accrued payroll and employee liabilities	(45)	710
Accrued restructuring	123	—
Other accrued liabilities	96	(223)

Net cash provided by (used for) operating activities	390	(35,908)

Investing activities:
Purchases of short-term investments	(42,833)	(33,920)
Proceeds from sale or maturity of short-term investments	29,366	24,370
Proceeds from sale of property and equipment	11	56
Purchases of property and equipment	(288)	(1,730)

Net cash used for investing activities	(13,744)	(11,224)

Financing activities:
Proceeds from issuance of notes payable	—	250
Payments on long-term debt	(1,356)	(26)
Net proceeds from issuance of common stock	3,391	722

Net cash provided by financing activities	2,035	946

Net decrease in cash and cash equivalents	(11,319)	(46,186)
Cash and cash equivalents at beginning of period	41,551	46,384

Cash and cash equivalents at end of period	$30,232	$198

Supplemental schedule of non-cash information:

Net unrealized loss on short-term investments	$(120)	$(30)

Issuance of common stock dividend on Series A preferred stock	$—	$(60)

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ardea Biosciences, Inc. and its wholly owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2009. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”).
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
Revenue from upfront, nonrefundable license fees is recognized over the period that any related services are provided. Amounts received for research funding are recognized as revenues as the research services that are the subject of such funding are performed. Revenue derived from reimbursement of research and development costs in transactions where the Company acts as a principal are recorded as revenue for the gross amount of the reimbursement, and the costs associated with these reimbursements are reflected as a component of research and development expense in the condensed consolidated statements of operations. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement. Revenues recognized for royalty payments, if any, are based upon actual net sales of the licensed compounds, as provided by the collaboration arrangement, in the period the sales occur. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on its condensed consolidated balance sheet.
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
Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive net loss and represent the difference between the Company’s net loss and comprehensive net loss for all periods presented. The following are the components of the Company’s comprehensive net loss (in thousands) for the three and nine months ended September 30, 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$2,471	$14,223	$24,537	$42,329
Net unrealized loss on short-term investments	—	73	120	30

Comprehensive net loss	$2,471	$14,296	$24,657	$42,359

Recent Accounting Pronouncements
Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008,

the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s unaudited condensed consolidated results of operations or financial condition for the three and nine months ended September 30, 2009.
Effective April 1, 2009, the Company adopted FASB ASC 320-10-65, Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information (“ASC 320-10-65). ASC 320-10-65 amends the other-than-temporary impairment (“OTTI”) guidance in GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Prior to ASC 320-10-65, if OTTI was determined to exist, the Company recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under ASC 320-10-65, if OTTI has been incurred, and it is more-likely-than-not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (“AOCI”). The total OTTI, which includes both credit and non-credit losses, is presented gross in the Company’s statements of operations and is reduced by the non-credit loss amount of the total OTTI that is recognized in AOCI. The Company adopted the provisions of ASC 320-10-65 which did not have a material impact on the Company’s unaudited condensed consolidated results of operations or financial condition for the three and nine months ended September 30, 2009.
Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s unaudited condensed consolidated results of operations or financial condition for the three and nine months ended September 30, 2009.
Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s unaudited condensed consolidated results of operations or financial condition for the three and nine months ended September 30, 2009.
Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s unaudited condensed consolidated results of operations or financial condition for the three and nine months ended September 30, 2009.
Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s unaudited condensed consolidated results of operations or financial condition for the three and nine months ended September 30, 2009.
3. Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, is as follows:
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
The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at September 30, 2009 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant
		active markets	other	Significant
	Balance at	for identical	observable	unobservable
	September 30,	assets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Money market funds	$29,990	$29,990	$—	$—
United States government and agency obligations	23,213	6,601	16,612	—
United States corporate debt securities	4,151	—	4,151	—
Foreign commercial paper	1,993	—	1,993	—

Total	$59,347	$36,591	$22,756	$—

As of September 30, 2009, the Company’s short-term investments consisted of approximately $27,817,000 of available-for-sale securities with contractual maturities of one year or less and one security for approximately $1,540,000 with a contractual maturity of 15 months.
A company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item such as debt issuance costs must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings and any changes in fair value are recognized in earnings. The Company has elected not to apply the fair value option to its financial assets and liabilities.
The Company considers the carrying amount of cash and cash equivalents, prepaid expenses and other current assets, receivables, accounts payable and accrued liabilities to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of these long-term obligations approximate their carrying value. The Company does apply fair value accounting to its securities available-for-sale.
Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity. For the three months ended September 30, 2009, the Company did not recognize any net unrealized gains (losses) on its short-term investments. For the nine months ended September 30, 2009, the Company recognized approximately $120,000 in net unrealized losses associated with its short-term investments.
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
The upfront fee, reimbursement of third-party development costs, payments associated with the achieving specific milestones and royalties based on product sales, if any, will be accounted for as separate units of accounting. In addition, the $35 million upfront payment will be recognized on a straight-line basis beginning on the effective date of the License Agreement and ending in May 2010, which is the anticipated timeframe the Company expects to complete all of its obligations under the License Agreement. For the three and nine months ended September 30, 2009, the Company recognized revenue of approximately $8,178,000 and $13,191,000, respectively, as licenses fees in the condensed consolidated statement of operations.
Participants in a collaborative arrangement shall report costs incurred and revenues generated from transactions with third parties in each entity’s respective income statement based on whether the participant is considered a principal or an agent. Under the terms of the License Agreement with Bayer, the Company would be considered the principal as the Company is the primary obligor with respect to the third parties, has latitude in establishing price, has discretion in supplier selection and is involved in the determination of product or service specifications. As such, the Company records the gross amount of the reimbursement of third-party development costs for the ongoing clinical trials as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s unaudited condensed consolidated statement of operations. For the three and nine months ended September 30, 2009, the Company recognized revenue of approximately $991,000 and $1,490,000, respectively, as reimbursable research and development expenses in the condensed consolidated statement of operations.
Revenue from milestone payments, if any, will be recognized upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, the Company will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance under the License Agreement as the performance obligations are completed.
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
The Company expects to incur total restructuring charges of approximately $854,000, primarily for severance-related costs in connection with the Restructuring Plan. The Company did not incur any expense related to contractual or lease obligations or other exit costs. For the three and nine months ended September 30, 2009, approximately $136,000 and $792,000, respectively, of the total restructuring charge was included in research and development expense and approximately $7,000 and $38,000, respectively, was included in general and administrative expense. The remaining $24,000 of anticipated costs associated with the Restructuring Plan relates to employees who will be retained until December 2009 and is being recognized on a straight-line basis over the retention period. The Company expects to make the final payment under the Restructuring Plan in the April 2010.
As of September 30, 2009, the Company has paid $557,000 of the total $703,000 cash restructuring charges. The total non-cash charges of approximately $151,000 are primarily for share-based compensation expense resulting from stock option modifications which were included in research and development expense in the second quarter of 2009.
The severance-related charges that the Company expects to incur in connection with the Restructuring Plan are subject to a number of assumptions, and actual results may materially differ. The Company may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the Restructuring Plan.
6. Commitments and Contingencies
Under the Asset Purchase Agreement between Valeant Research and Development, Inc. (“Valeant”) and the Company, dated December 21, 2006, the Company is obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of certain products. The aggregate contingent liability of up to $42,000,000 in milestone payments for the programs covered under the Asset Purchase Agreement is considered a liability in the ordinary course of business. Each milestone payment will be recorded when the related contingency is resolved and consideration is issued or becomes issuable, none of which have occurred as of September 30, 2009.

7. Long-term Debt
As of September 30, 2009, the Company has not entered into any new long-term debt obligations. The following is a summary of the Company’s long-term debt obligations as of September 30, 2009:

	Notes Payable	Capital Lease

Years ended December 31,
2009 (remaining three months of the year)	$869	$29
2010	3,475	116
2011	3,875	78
2012	46	—
2013	45	—
Thereafter	64	—

Total	8,374	223
Less unamortized discount	(187)	—
Less amount representing interest	(1,429)	(13)

Total balance	6,758	210
Less current portion	(2,802)	(107)

Noncurrent portion of long-term debt	$3,956	$103

8. Stockholders’ Equity
Share-Based Compensation
Share-based compensation expense related to the Company’s equity compensation plans recognized for the three-month periods ended September 30, 2009 and 2008 was approximately $1,294,000 and $1,299,000, respectively, and $4,345,000 and $3,680,000 for the nine-month periods ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was $9,602,000 of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.2 years.
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2009 related to employee and director stock options and Employee Stock Purchase Plan (“ESPP”) purchase rights by expense category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Research and development	$473	$437	$1,826	$1,401
General and administrative	821	862	2,519	2,279

Share-based compensation expense included in operating expenses	$1,294	$1,299	$4,345	$3,680

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	September 30,
Options:	2009	2008
Risk-free interest rate	2.2%	3.8%
Dividend yield	0.0%	0.0%
Volatility	77.9%	72.6%
Expected life (years)	5.5-6.1	5.2-6.3

The Company estimates the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model. A new offering period begins every six months in May and November of each year. For the three months ended September 30, 2009 and 2008, there were no new offering periods or ESPP purchase rights granted.
9. Income Taxes
Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of September 30, 2009.
The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no changes in unrecognized tax benefits since December 31, 2008 and as such, disclosures included in the Company’s 2008 Annual Report on Form 10-K continue to be relevant for the period ended September 30, 2009.
In July 2008, the Housing Assistance Act of 2008 introduced a refundable research and development credit refund that could be claimed in lieu of special bonus depreciation as enacted by the Economic Stimulus Act of 2008. Based on the Company’s 2008 federal income tax return, the Company expects to receive a cash refund of approximately $13,000 which was recorded in the third quarter of 2009 to other income (expense) in the condensed consolidated statement of operations.
10. Subsequent Events
The Company has evaluated its subsequent events through November 6, 2009, the date the Company’s condensed consolidated financial statements were issued. There were no subsequent events that were required to be recognized or disclosed as of this date.

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

Overview and Business Strategy
          Ardea Biosciences, Inc., of San Diego, California, is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of gout, cancer and human immunodeficiency virus (“HIV”). We are currently pursuing multiple development programs, including the following:
Product Portfolio

Product Candidate	Target Indication	Development Status
RDEA594	Gout	Phase 2b ongoing
RDEA684	Gout	Preclinical development ongoing
RDEA119	Cancer	Phase 1 and Phase 1/2 ongoing
RDEA806	HIV	Phase 2a completed
RDEA427	HIV	Phase 0* completed

*	First-in-human micro-dose pharmacokinetic study in normal healthy volunteers.
GOUT
          Gout is a painful and debilitating disease caused by abnormally elevated levels of uric acid in the blood stream. Approximately 90% of gout patients are considered to be under-excretors of uric acid, which leads to excessive levels of uric acid in the blood (Rheumatology 2007; 46:215–219). Our most advanced product candidate, RDEA594, is a selective inhibitor of URAT1, a transporter in the kidney that regulates uric acid excretion from the body. We believe that increasing renal excretion of uric acid by moderating URAT transporter activity may provide the most physiologically appropriate treatment for gout.
          RDEA594 is in Phase 2 development as a single agent and in combination with the approved xanthine oxidase inhibitor, allopurinol. We have demonstrated the activity of RDEA594 in a Phase 2a proof-of-concept study in gout patients. Over 300 people have safely received RDEA594, either by direct administration or through administration of RDEA806, its prodrug, with no serious adverse events and no premature discontinuations due to adverse events in patients receiving RDEA594 or RDEA806.
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
CANCER
          Mitogen-activated ERK kinase, or MEK, is believed to play an important role in cancer cell proliferation, apoptosis and metastasis. RDEA119 is a potent and selective inhibitor of MEK in development for the treatment of cancer. In vivo preclinical tests have shown RDEA119 to have potent anti-tumor activity. In addition, preclinical in vitro and in vivo studies of RDEA119 have demonstrated synergistic activity across multiple tumor types when RDEA119 is used in combination with other anti-cancer agents, including sorafenib (Nexavar®, Bayer and Onyx Pharmaceuticals, Inc.).
          RDEA119 is currently being evaluated as a single agent in a Phase 1 study in advanced cancer patients and in a Phase 1/2 study in combination with sorafenib in advanced cancer patients. Data from an ongoing Phase 1 study of RDEA119 in advanced cancer patients suggest that RDEA119 has a pharmacokinetic profile allowing for convenient once-daily oral dosing.
          Under our License Agreement with Bayer, we are responsible for the completion of the ongoing Phase 1 and Phase 1/2 studies. Thereafter, Bayer will be responsible for the further development and commercialization of RDEA119 and any of our other MEK inhibitors.

HIV
          RDEA806, a non-nucleoside reverse transcriptase inhibitor, or NNRTI, for the treatment of HIV, has successfully completed Phase 1 and Phase 2a studies and has been evaluated in over 250 subjects. Results from a Phase 2a monotherapy proof-of-concept study of RDEA806 demonstrated placebo-adjusted plasma viral load reductions of up to 2.0 log10 on day 8 with once-daily dosing of RDEA806. All dosing regimens tested were well tolerated in this study.
          RDEA427, a next generation NNRTI, is from a chemical class that is distinct from the RDEA806 chemical class. Based on preclinical results, RDEA427 demonstrates many of the same positive attributes as RDEA806, but is more potent, has superior pharmacokinetic properties, and has even greater activity against a wide range of drug-resistant viral isolates than RDEA806. We have evaluated RDEA427 in a human micro-dose pharmacokinetic study.
          We anticipate that the timing of future studies of RDEA806 and RDEA427 will be determined in part by the results of our partnering efforts.
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
          Revenue from upfront, nonrefundable license fees is recognized over the period that any related services are provided. Amounts received for research funding are recognized as revenues as the research services that are the subject of such funding are performed. Revenue derived from reimbursement of research and development costs in transactions where we act as a principal are recorded as revenue for the gross amount of the reimbursement, and the costs associated with these reimbursements are reflected as a component of research and development expense in the condensed consolidated statements of operations. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement. Revenues recognized for royalty payments, if any, will be based upon actual net sales of the licensed compounds, as provided by the collaboration arrangement, in the period the sales occur. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue on the condensed consolidated balance sheet.
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
          We estimate the fair value of stock options granted using the Black-Scholes-Merton, or Black-Scholes, option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including each option’s expected life and price volatility of the underlying stock. Expected volatility is based on the weighted-average volatility of our stock, factoring in daily share price observations and the historical price volatility of certain peers within our industry sector. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option and the share purchase right. The expected life of employee stock options represents the average of the contractual term of the options and the weighted-average vesting period, as permitted under the simplified method.
          As share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.
Results of Operations
Three and Nine Months Ended September 30, 2009 and 2008
Revenues
          For the three and nine months ended September 30, 2009, revenues totaled $9.2 million and $14.7 million, respectively. There were no revenues for the three months ended September 30, 2008. For the nine-month period ended September 30, 2008, revenues totaled $0.3 million. The revenue earned in 2009 resulted from the recognition of a portion of the upfront, non-refundable license fee and reimbursement of third-party development costs associated with our MEK inhibitor program under the terms of the License Agreement with Bayer. The $35.0 million upfront license fee is being recognized on a straight-line basis beginning on the effective date of the License Agreement and ending in May 2010, which is the anticipated time frame the Company expects to complete all of its obligations under the License Agreement. The revenue earned in fiscal 2008 resulted from the research services we provided under our master services agreement with Valeant, which has since terminated by its terms.
Research and Development Expense
          For the three and nine months ended September 30, 2009, research and development expense decreased to $9.0 million and $30.7 million, respectively, from $11.5 million and $34.4 million for the same periods in 2008. The decrease in research and development expense for the three and nine months ended September 30, 2009 was primarily due to a decrease in spending of approximately $1.5 million and $3.5 million, respectively, mainly due to reduced discovery research and clinical development expenditures as we focus our resources on our gout-related programs, RDEA594 and RDEA684. Research and development expense also decreased approximately $1.1 million and $1.0 million for the three and nine month periods, respectively, as a result of savings from our May 2009 restructuring. In addition, the decrease in year-to-date research and development expense was a result of approximately $0.3 million in one-time facility-related expenses incurred in the first quarter of 2008 related to the facility relocation and decreased monthly rent and common area maintenance charges for the San Diego facility, which we occupied beginning in March 2008. These decreases were partially offset by severance-related charges recorded in 2009 related to our May 2009 restructuring of approximately $0.1 million and $0.7 million for the three- and nine-month periods, respectively. In addition, year-to-date research and development expense was also partially offset by an increase in share-based compensation expense of approximately $0.4 million for the nine months ended September 30, 2009 as compared to the same period in 2008.
General and Administrative Expense
          For the three and nine months ended September 30, 2009, general and administrative expense decreased to $2.4 million and $7.8 million, respectively, from $3.0 million and $9.7 million for the same periods in 2008. The decrease in general and administrative expense was primarily the result of a decrease in personnel and related costs due to a reduction in headcount and decreases in consulting and professional outside services of approximately $0.4 million and $1.0 million for the three and nine months ended September 30, 2009, respectively as compared to 2008. In addition, the decrease in general and administrative expense was a result of one-time costs incurred in 2008 related to the facility relocation of approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively.
Other Income (expense)
          For the three and nine months ended September 30, 2009, other income (expense) decreased to ($0.2) million and ($0.7) million net other expense, respectively, from $0.3 million and $1.5 million net other income for the same periods in 2008. The decrease in other income (expense) was primarily a result of an increase in interest expense in connection with our growth capital loan and capital lease obligations entered into in the second half of 2008 and a decrease in interest income due to lower average interest rates as compared to 2008.
Liquidity and Capital Resources
          From inception through September 30, 2009, we have incurred a cumulative net loss of approximately $341.1 million, of which $104.9 million was incurred subsequent to the closing of the acquisition from Valeant and the commencement of operating activity as Ardea Biosciences, Inc. We have financed our operations through public and private offerings of securities, revenues from collaborative agreements, proceeds from our growth capital loan and interest income from invested cash balances.
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
          In November 2008, we entered into an agreement with Oxford Finance Corporation and Silicon Valley Bank, (collectively the “Lenders”), pursuant to which the Lenders provided us with an approximately three-year, $8.0 million growth capital loan. Interest accrues at a rate of 12% per annum, with monthly interest-only payments required during a period that began on the loan funding date and continued through February 28, 2009, followed thereafter by equal monthly payments of principal and interest over a period of 33 months. In addition, we are required to pay a total loan commitment fee of approximately $0.5 million, of which $0.1 million was paid upon entering into the loan agreement and the remaining $0.4 million is due at the end of the term of the loan. We have the option to prepay in full the outstanding balance of the loan, subject to a prepayment fee. The loan is collateralized by our general assets, excluding intellectual property. There are no financial covenants associated with the loan. In connection with the loan, we issued to the Lenders warrants to purchase up to an aggregate of 56,010 shares of our common stock at an exercise price of $8.57 per share. In September 2009, Silicon Valley Bank exercised its warrant to purchase 21,004 shares of our common stock using the conversion right provision in the warrant agreement, which resulted in the net issuance of 11,862 shares of common stock and no net cash proceeds to us. The remaining warrants are currently exercisable and expire seven years from the date of issuance.

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
          We lease our office and laboratory facilities and certain equipment under operating leases. In September 2009, we entered into a non-cancellable operating lease for lab equipment. Under the terms of the lease agreement, we will make 36 monthly payments of approximately $5,000 beginning in the fourth quarter of 2009.
          As of September 30, 2009, we had $59.6 million in cash, cash equivalents, and short-term investments, and $1.4 million in receivables, compared to $57.7 million in cash, cash equivalents, and short-term investments, and $0.4 million in receivables as of December 31, 2008. The increase in cash, cash equivalents and short-term investments and receivables for the first nine months of 2009 was primarily due to the receipt of a $35.0 million non-refundable, upfront license fee and the expected reimbursement of third-party development costs associated with our MEK inhibitor program under the License Agreement with Bayer, offset by the use of cash to fund our clinical-stage programs, personnel costs and for other general corporate purposes.
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
          In addition, we entered into employment agreements with our executive officers and certain other key employees that, under certain cases, provide for the continuation of salary and certain other benefits if these executives or employees are terminated under special circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. In connection with our Restructuring Plan, one of these employees, who was terminated during the second quarter of 2009 will receive continuation of salary and other benefits until April 2010 as required by her employment agreement.
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
          The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of September 30, 2009, we owned financial instruments that are sensitive to market risk, including interest rate risk, as part of our investment portfolio. To minimize our exposure to market risk, we have generally limited our investments to cash and securities of the government of the United States of America and its federal agencies, or high-grade corporate debt securities with maturity dates of less than one year. Due to the short-term nature of our investments, a 50-basis point movement in market interest rates over the nine-month period following September 30, 2009 would not have a material impact on the fair value of our portfolio as of September 30, 2009. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk. We also do not invest in any derivative financial instruments, derivative commodity instruments, auction rate securities or other market risk sensitive instruments, positions or transactions.

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
          We have incurred, and expect to continue to incur, substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to research and development and preclinical and clinical testing of compounds. The amounts paid to advance the preclinical and clinical development of our product candidates may continue to increase. Any compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidates may never be approved for commercial sales. The time required to achieve product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.
We are not currently profitable and may never become profitable.
          To date, we have generated limited revenues and we do not anticipate generating significant revenues for at least several years, if ever. We may increase our operating expenses over at least the next several years as we plan to advance our product candidates into further clinical trials, and may expand our development activities and acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and potentially increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
The termination of, or delays in the completion of, clinical testing of our current and potential product candidates could result in increased costs to us and delay or prevent us from generating revenues.*
          Once a clinical trial for any current or potential product candidate has begun, it may be delayed, suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:
•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;
•	failure to conduct clinical trials in accordance with regulatory requirements;
•	lower than anticipated recruitment rate or retention rate of patients in clinical trials;
•	the imposition of a clinical hold;
•	lack of adequate funding to continue clinical trials;
•	negative results of clinical trials;
•	changes to the protocol of clinical trials;
•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials; or
•	serious adverse events or other undesirable drug-related side effects experienced by clinical trial participants.

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
          Our long-term ability to earn product revenue depends on our ability to successfully advance our product candidates through clinical development and regulatory approval and to identify and obtain new products or product candidates through internal development or licenses from third parties. If the development programs we acquired from Valeant and our internal development programs are not successful, we may need to obtain rights to new products or product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:
•	we may be unable to purchase or license products or product candidates on terms that would allow us to make a sufficient financial return from resulting products;
•	competitors may be unwilling to assign or license products or product candidate rights to us (in particular, if we are not able to successfully advance the further development of the product candidates we acquired from Valeant); or
•	we may be unable to identify suitable products or product candidates within, or complementary to, our areas of interest relating to the treatment of gout, cancer and HIV.
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
          We may raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our potential products or proprietary technologies. For example, under our license agreement with Bayer we granted to Bayer an exclusive, worldwide license to develop and commercialize all of our MEK inhibitors for all indications. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to other potential products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

The investment of our cash balance and investments in marketable securities are subject to risks which may cause losses and affect the liquidity of these investments.
          Our short-term investments consist of securities of the United States government, its federal agencies, entities controlled by the federal government and United States corporate debt securities. These investments are subject to general credit, liquidity, market and interest rate risks, which may further be exacerbated by United States sub-prime mortgage defaults and other factors, which have recently affected various sectors of the financial markets and caused credit and liquidity issues. During the period ended September 30, 2009, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.
We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.
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
          Conflicts may arise between our collaborators and us, such as conflicts concerning the interpretation of clinical data or the achievement of milestones. If any conflicts arise with Bayer or any future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:
•	unwillingness on the part of a collaborator to pay us milestone payments or royalties we believe are due to us under our collaboration agreement;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; or

•	slowing or cessation of a collaborator’s development or commercialization efforts with respect to our product candidates.
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
          We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery and development programs depend on our ability to attract and retain highly skilled chemists, biologists and preclinical personnel, especially in the fields of gout, cancer and HIV. If we are unable to hire or retain these employees, we may not be able to advance our research and development programs at the pace we anticipate. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently, we do not have employment agreements with any employees or members of senior management that provide us any guarantee of their continued employment. If we lose members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.

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
Failure to comply with our minimum commitments under the asset purchase agreement with Valeant could expose us to potential liability or otherwise adversely affect our business.*
          Under the terms of the Valeant asset purchase agreement, we agreed to use commercially reasonable efforts to develop the product candidates in the pharmaceutical research and development programs we acquired from Valeant, with the objective of obtaining marketing approval for RDEA806, RDEA119 and the lead product candidates from the next generation NNRTI and MEK inhibitor programs in the United States, the United Kingdom, France, Spain, Italy and Germany. If we have a disagreement with Valeant on whether we have used commercially reasonable efforts to develop such product candidates, then we may be subject to a potential lawsuit or lawsuits from Valeant under the asset purchase agreement. If such a lawsuit was successful, we may be subject to financial losses, our reputation within the pharmaceutical research and development community may be negatively impacted and our business may suffer.
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
          Other companies may obtain patents and/or regulatory approvals to use the same drugs to treat diseases, other than gout, cancer and HIV. As a result, we may not be able to enforce our patents effectively because we may not be able to prevent healthcare providers from prescribing, administering or using another company’s product that contains the same active substance as our products when treating patients with gout, cancer or HIV.
Our business depends upon not infringing the rights of others.
          If we are sued for infringing intellectual property rights of others, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of other parties. We may be exposed to future litigation by other parties based on claims that our product candidates or activities infringe the intellectual property rights of others. There are numerous United States and foreign issued patents and pending patent applications owned by others in gout, cancer, HIV and the other fields in which we may develop products. We cannot assure you that parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.
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
          If we find during clinical evaluation that our product candidates for the treatment of gout, cancer or HIV, should be used in combination with a product covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the other party’s patents covering the product recommended for co-administration with our product. In that case, we may be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on reasonable terms, or at all.
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
If our competitors develop treatments for gout, cancer or HIV that are approved faster, marketed better or demonstrated to be safer or more effective than any products that we may develop, our commercial opportunity will be reduced or eliminated.
          We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of gout, cancer or HIV. Potential competitors may develop treatments for gout, cancer, HIV or other technologies and products that are safer, more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with our most advanced product candidates.
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
          Our principal stockholders and affiliated entities hold a substantial number of shares of our common stock that they are able to sell in the public market. In addition, they currently own outstanding warrants exercisable for additional shares of our common stock. The exercise of these warrants or the sale by our current stockholders of a substantial number of shares, or the expectation that such exercises or sales may occur, could significantly reduce the market price of our common stock.
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
          On September 29, 2009, the Company issued 11,862 unregistered shares of common stock to an accredited investor in reliance on Rule 144 of the Securities Exchange Act of 1933, as amended, pursuant to the net exercise provision of an outstanding warrant. Accordingly, the Company did not receive any proceeds from the exercise of the warrant.

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

Ardea Biosciences, Inc.
Date: November 6, 2009	/s/ Barry D. Quart
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