Form 10-K
period 2009-12-31
Ardea Biosciences, Inc./DE
filed 2010-03-12
CIK 1103390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 totaled approximately $148,000,000 based on the closing price of $15.74 as reported by the Nasdaq Global Market. As of March 1, 2010, there were 18,576,456 shares of the Company’s common stock ($0.001 par value) outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2010 annual meeting of stockholders are incorporated by reference into Part III.

i

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. These statements include, but are not limited to, statements regarding our development programs, our capabilities, our goals, the expected timeline for achievement of our clinical milestones, the expected properties and benefits of our product candidates, the results of clinical and other studies, the size of the market for our products and our financial results. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “management believes,” “we believe,” “we intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this report or incorporated by reference.

Because the factors discussed in this report, and even factors of which we are not yet aware, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. We have included important factors in the cautionary statements included in this report, particularly under Item 1A. Risk Factors, and in our SEC filings that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These and other risks are also detailed and occasionally modified or updated in our reports filed from time to time under the Securities Act and/or the Exchange Act. You are encouraged to read these filings as they are made.

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

Overview and Business Strategy

Ardea Biosciences, Inc., of San Diego, California, is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of gout, cancer and human immunodeficiency virus (“HIV”). The current status of our development programs is as follows:

Product Portfolio

Product Candidate	Target Indication	Development Status

RDEA594	Gout	Phase 2b ongoing
RDEA684	Gout	Preclinical development ongoing
RDEA119	Cancer	Phase 1 and Phase 1/2 ongoing
RDEA806	HIV	Phase 2a completed
RDEA427	HIV	Phase 0* completed

*	First-in-human micro-dose pharmacokinetic study in normal healthy volunteers.

GOUT

Gout is a painful and debilitating disease caused by abnormally elevated levels of uric acid in the blood stream. While gout is a treatable condition, there are limited treatment options, and a number of adverse effects are associated with most current therapies.

Approximately 90 percent of gout patients are considered to have a defect in their ability to excrete sufficient amounts of uric acid and are classified as “under-excreters” of uric acid, which leads to excessive levels of uric acid in the blood (Rheumatology 2007; 46:215 — 219). Our most advanced product candidate, RDEA594, is a selective inhibitor of URAT1, a transporter in the kidney that regulates uric acid excretion from the body. RDEA594 has been shown to normalize the amount of uric acid excreted by gout patients. Since the majority of gout patients are “under-excreters”, normalizing uric acid excretion by moderating URAT1 transporter activity with RDEA594 may provide the most physiologically appropriate and effective means of reducing blood or serum uric acid (sUA) levels when used alone or in combination with other sUA lowering agents, such as allopurinol or febuxostat (Uloric®, Takeda Pharmaceutical Company Limited; Adenuric®, Ipsen and Menarini), which act by reducing the production of uric acid in the body.

RDEA594 is currently being evaluated in a comprehensive Phase 2 development program designed to demonstrate its broad clinical utility in a wide spectrum of gout patients. To date, results from this program have shown the following:

•	When administered as a single agent, RDEA594 was well-tolerated and produced significant reductions in sUA levels in gout patients with hyperuricemia, including those with mild to moderate renal impairment. The reductions observed with RDEA594 were comparable to those achieved with approved doses of allopurinol and febuxostat.

•	The combination of RDEA594 and allopurinol in gout patients was well tolerated and reduced sUA levels an additional 24 percent compared to allopurinol alone.

•	The combination of RDEA594 and febuxostat in healthy volunteers was well tolerated and resulted in sUA reductions of approximately 70 to 80 percent from baseline.

Ongoing studies in this program include a Phase 2b single-agent dose-response study evaluating the safety and urate-lowering effects of 200 mg, 400 mg and 600 mg of RDEA594, a Phase 2b study evaluating 200 mg and 400 mg of RDEA594 as an add-on to allopurinol in patients that do not respond adequately to allopurinol alone, and a study in subjects with renal impairment.

RDEA684 is our next-generation inhibitor of the URAT1 transporter for the treatment of gout patients with hyperuricemia. Based on preclinical results, RDEA684 demonstrates many of the same positive attributes as RDEA594, but with more than 170-times greater potency against the URAT1 transporter. Preclinical development activities with respect to RDEA684 are currently ongoing.

CANCER

Mitogen-activated ERK kinase (“MEK”) is believed to play an important role in cancer cell proliferation, apoptosis and metastasis. RDEA119 is a potent and selective inhibitor of MEK in development for the treatment of cancer. In vivo preclinical tests have shown RDEA119 to have potent anti-tumor activity. In addition, preclinical in vitro and in vivo studies of RDEA119 have demonstrated synergistic activity across multiple tumor types when RDEA119 is used in combination with other anti-cancer agents, including sorafenib (Nexavar®, Bayer HealthCare AG (“Bayer”) and Onyx Pharmaceuticals, Inc.).

RDEA119 is currently being evaluated in advanced cancer patients with different tumor types as a single agent in a Phase 1 study, as well as in combination with sorafenib in a Phase 1/2 study.

In April 2009, we entered into a global license agreement with Bayer to develop and commercialize MEK inhibitors for the treatment of cancer. Under the license agreement, we are responsible for the completion of the ongoing Phase 1 and Phase 1/2 studies. Thereafter, Bayer will be responsible for the further development and commercialization of RDEA119 and any of our other MEK inhibitors.

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

We anticipate that the timing of future studies of RDEA806 and RDEA427 will be dependent on the results of our partnering efforts.

Market Opportunity

We believe that there is a significant market opportunity for our products, should they be successfully developed, approved and commercialized.

In 2008, there were approximately 7.5 million cases of gout in the United States, 9.0 million cases of gout in Europe and 3.2 million cases of gout in Japan (Decision Resources). Yet, there has been only one new drug approved in the United States for the treatment of gout in the last 40 years. We believe that there is a significant need for new products for the treatment and prevention of gout, a painful and debilitating disease caused by elevated levels of uric acid.

Many chronic gout sufferers are unable to achieve target reductions in uric acid with current treatments. Allopurinol is the most widely-prescribed drug for the treatment of gout; however, in large clinical trials, approximately 60 percent of patients did not respond adequately to treatment with allopurinol alone (N Engl J Med 2005 353:2450-61; Arthritis & Rheumatism Vol. 59, No. 11, pp 1540-48 2008; www.clinicaltrials.gov NCT00430248).

We also believe that the number of gout patients treated with uric acid lowering therapies, and the duration of such treatment, will expand as a result of the marketing efforts of companies developing new drugs for the treatment of gout and increased funding of education programs for physicians and patients.

In addition, we believe there may be opportunities to develop uric acid-lowering agents to treat diseases other than gout. Evidence suggests that the chronic elevation of uric acid associated with gout, known as hyperuricemia, may also have systemic consequences, including an increased risk for kidney dysfunction, elevated CRP, hypertension and possibly other cardiovascular risk factors.

Sales of products used in the treatment of cancer exceeded $48.0 billion in 2008, according to IMS Health Incorporated, fueled by strong acceptance of innovative and effective targeted therapies. The failure rate of kinase inhibitor compounds in clinical development in oncology is only 53% versus 82% in the oncology field as a whole. Given the role that MEK appears to play in cancer indications and the increasing preference for oral therapies, we believe that RDEA119 and our next generation MEK inhibitors, if successfully developed, approved and commercialized, could participate in the growing market for targeted cancer therapies.

Bayer Relationship

Under the terms of our license agreement with Bayer, we granted to Bayer a worldwide, exclusive license to develop and commercialize our MEK inhibitors for all indications. In June 2009, Bayer paid us a non-refundable, upfront cash payment of $35 million in partial consideration for the exclusive right to develop and commercialize our MEK inhibitors. Potential payments under the license agreement with Bayer could total up to $407 million, not including royalties. This amount includes the upfront cash payment, as well as additional cash payments upon achievement of certain development, regulatory and sales-based milestones. We are also eligible to receive low double-digit royalties on sales of products under the license agreement. We are responsible for the completion of the Phase 1 and Phase 1/2 studies currently being conducted for RDEA119.

Valeant Relationship

In December 2006, we acquired intellectual property and other assets from Valeant Research & Development, Inc. related to RDEA806 and our next generation NNRTI program, and RDEA119 and our next generation MEK inhibitor program. In consideration for the assets purchased from Valeant and subject to the satisfaction of certain conditions, Valeant received certain rights, including the right to receive from us development-based milestone payments and sales-based royalty payments. There is one set of potential milestones totaling up to $25 million for RDEA806 and the next generation NNRTI program, and a separate set of potential milestones totaling up to $17 million for RDEA119 and the next generation MEK inhibitor program. The first milestone payments of $2 million and $1 million in the NNRTI program and the MEK inhibitor program, respectively, would be due after the first patient is dosed in the first Phase 2b study. The royalty rates on all products are in the mid-single digits.

Under the asset purchase agreement, Valeant retains a one-time option to repurchase commercialization rights in territories outside the United States and Canada for our first NNRTI product derived from the acquired intellectual property to advance to a Phase 2b HIV clinical trial. If Valeant exercises this option, which it can do following the completion of a Phase 2b clinical trial, but prior to the initiation of a Phase 3 clinical trial, Valeant would pay us a $10 million option fee, up to $21 million in milestone payments based on regulatory approvals, and a mid-single-digit royalty on product sales in the Valeant Territories.

Research and Development Expenses

Our research and development expenses for the three years ended December 31, 2009, 2008 and 2007 were $42.2 million, $44.9 million and $23.1 million, respectively. Research and development expenses decreased in 2009 as a result of our May 2009 restructuring, and increased substantially in 2008 as compared to 2007 primarily due to the continued development and progression of our clinical and preclinical programs.

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

We own a total of four issued United States patents, 20 pending United States non-provisional applications, 13 pending United States provisional applications, seven pending international applications and almost 200 pending foreign patent applications.

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

Additional Regulation

Third-Party Reimbursement

In the United States, physicians, hospitals and other healthcare providers that purchase pharmaceutical products generally rely on third-party payors, principally private health insurance plans, Medicare and, to a lesser extent, Medicaid, to reimburse all or part of the cost of the product and procedure for which the product is being used. Even if a product is approved for marketing by the FDA, there is no assurance that third-party payors will cover the cost of the product and related medical procedures. If they do not, end-users of the drug would not be eligible for any reimbursement of the cost, and our ability to market any such drug would be materially and adversely impacted.

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

Employees

As of March 1, 2010, we employed 62 regular full-time employees (including 19 people who have a Ph.D. and one person who has a Pharm.D.), 47 of whom are involved full-time in research and development activities. All members of our senior management team have had prior experience with pharmaceutical or biotechnology companies. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain the individuals needed. None of our employees are covered by a collective bargaining agreements and management considers relations with our employees to be good.

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

To date, we have generated limited revenues and we do not anticipate generating significant revenues for at least several years, if ever. We may increase our operating expenses over the next several years as we plan to advance our product candidates into further preclinical testing and clinical trials, and may expand our research and development activities and acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and potentially increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

Because the results of preclinical studies are not necessarily predictive of future results, we can provide no assurances that, even if our product candidates are successful in preclinical studies, such product candidates will have favorable results in clinical trials or receive regulatory approval.

Positive results from preclinical studies should not be relied upon as evidence that clinical trials will succeed. Even if our product candidates achieve positive results in preclinical studies, we will be required to demonstrate through clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

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

The commencement of clinical trials can be delayed for a variety of reasons, including:

•	delays in demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	delays in manufacturing quantities of a product candidate sufficient for clinical trials;

•	delays in obtaining approval of an IND from the FDA or similar foreign approval;

•	delays in obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	insufficient financial resources.

In addition, the commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Finally, we may delay the commencement of clinical trials with respect to product candidates, as we have with RDEA806 and RDEA427, until we enter into a collaboration or license agreement with another party to fund the clinical trials of such product candidates.

The termination, or delays in the completion, of clinical testing of our current and potential product candidates could result in increased costs to us and delay or prevent us from generating revenues.

Once a clinical trial for any current or potential product candidate has begun, it may be delayed, suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials or FDA requests for supplemental information with respect to our clinical trial results;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated recruitment rate or retention rate of patients in clinical trials;

•	the imposition of a clinical hold;

•	lack of adequate funding to continue clinical trials;

•	negative results of clinical trials;

•	changes to clinical trials protocols;

•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials; or

•	serious adverse events or other undesirable drug-related side effects experienced by clinical trial participants.

Many of these factors that may lead to a delay, suspension or termination of clinical testing of a current or potential product candidate may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experience delays in the completion, or termination of, clinical testing, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to generate revenues from those products will be delayed.

If our internal research and development efforts are unsuccessful, we may be required to obtain rights to new products or product candidates from third parties, which we may not be able to do.

Our long-term ability to earn product revenue depends on our ability to successfully advance our product candidates through clinical development and regulatory approval and to identify and obtain new products or product candidates through internal development or licenses from third parties. If our development programs are not successful, we may need to obtain rights to new products or product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:

•	we may be unable to purchase or license products or product candidates on terms that would allow us to make a sufficient financial return from resulting products;

•	competitors may be unwilling to assign or license products or product candidate rights to us; or

•	we may be unable to identify suitable products or product candidates within, or complementary to, our areas of interest relating to the treatment of gout, cancer and HIV.

If we are unable to obtain rights to new products or product candidates from third parties, our ability to generate product revenues and achieve profitability may suffer.

If we successfully initiate and complete clinical trials for any product candidate, there are no assurances that we will be able to submit, or obtain regulatory approval of, a new drug application.

There can be no assurance that if our clinical trials of any potential product candidate are successfully initiated and completed, we will be able to submit a NDA to the FDA in the United States or similar application to other regulatory authorities elsewhere in the world, or that any applications we submit will be approved by these regulatory authorities in a timely manner, if at all. If we are unable to submit a NDA or similar application with respect to any future product candidate, or if any NDA or similar application we submit is not approved by the FDA or other regulatory authorities elsewhere in the world, we will be unable to commercialize that product. These authorities can and do reject new drug applications and require additional clinical trials, even when product candidates have performed well or have achieved favorable results in clinical trials. If we fail to commercialize any product candidate, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

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

Even if any of our product candidates are approved for commercial sale by the FDA or other regulatory authorities, our profitability and growth will depend on the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, which will in turn depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy of our products;

•	relative convenience and ease of administration of products;

•	the prevalence and severity of any adverse side effects from the products;

•	the availability of alternative treatments;

•	pricing and cost effectiveness of products; and

•	sufficient third-party insurance coverage or reimbursement.

In addition, even if any of our potential products achieve market acceptance, we may not be able to maintain that market acceptance over time if:

•	new products or technologies are introduced that are more favorably received than our potential future products, are more cost effective or render our potential future products obsolete; or

•	complications arise with respect to use of our potential future products.

We will need substantial additional funding and may be unable to raise capital when needed, or at all, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operating activities through the first quarter of 2011. This current financial projection includes forecasted expenses associated with completing the RDEA594 Phase 2 development program. This projection does not include forecasted expenses for Phase 3 development of RDEA594, the receipt of milestone payments under our license agreement with Bayer, proceeds from future partnering activities or financings, or payments to Valeant under the asset purchase agreement. However, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In particular, because most of our resources for the foreseeable future will be used to advance our product candidates, we may not be able to accurately anticipate our future research and development funding needs. We will need to raise substantial additional capital in the future to, among other things:

•	fund our research and development programs;

•	advance our product candidates into and through clinical trials and the regulatory review and approval process;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize our product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.

Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the rate of progress and cost of our research and development activities;

•	the scope, prioritization and number of preclinical studies and clinical trials we pursue;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

•	the effects of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or license new technologies, products or product candidates.

We do not anticipate that we will generate significant continuing revenues for at least several years, if ever. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Our ability to obtain new financing may be constrained by the volatile economic conditions currently affecting financial markets. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. If we do not generate sufficient additional funding in 2010, we will postpone the initiation of our currently planned RDEA594 Phase 3 development program in order to meet our working capital requirements.

We have decreased the size of our organization and may need to do so again in the future, and we may experience difficulties in managing these organizational changes.

We have decreased the size of our organization and may need to do so again in the future in response to internal or external adverse financial conditions or events. If our staffing is inadequate because of additional, unanticipated attrition or because we fail to retain the staffing level required to accomplish our business objectives we may be delayed or unable to continue the development or commercialization of our product candidates, which could impede our ability to generate revenues and achieve profitability.

Additionally, employees whose positions are eliminated in connection with any reduction may seek future employment with our competitors. Although all of our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Our restructuring efforts may harm our reputation and employee morale, impair our ability to attract and retain future employees, and actually increase our expenses in the short term. We cannot assure you that any future restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from future restructuring activities.

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

Our short-term investments consist primarily of securities of the United States government, its federal agencies, entities controlled by the federal government and United States corporate debt securities. These investments are subject to general credit, liquidity, market and interest rate risks, which may further be exacerbated by United States sub-prime mortgage defaults and other factors, which have affected various sectors of the financial markets and caused credit and liquidity issues. During the year ended December 31, 2009, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other than temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.

We depend on collaborations with other parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.

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

Finally, our ability to enter into new collaborations also depends on the outcome of preclinical and clinical testing, the results of which we cannot control. Even if our testing is successful, pharmaceutical companies may not partner with us on terms that we believe are acceptable until we have advanced our drug candidates into the clinic and, possibly, through later-stage clinical trials, if at all.

Conflicts may arise between us and any of our collaborators that could delay or prevent the development or commercialization of our product candidates.

Conflicts may arise between our collaborators and us, such as conflicts concerning the interpretation of clinical data or the achievement of milestones. If any conflicts arise with Bayer or any future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and, in turn, prevent us from generating sufficient revenues to achieve or maintain profitability:

•	unwillingness on the part of a collaborator to pay us milestone payments or royalties we believe are due to us under our collaboration or license agreement;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; or

•	slowing or cessation of a collaborator’s development or commercialization efforts with respect to our product candidates.

We do not have internal manufacturing capabilities, and if we fail to develop and maintain internal capabilities or supply relationships with collaborators or other outside manufacturers, we may be unable to develop or commercialize any products.

Our ability to develop and commercialize any products we may develop will depend in part on our ability to manufacture, or arrange for collaborators or other parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. We currently do not have any significant manufacturing arrangements or agreements, as our current product candidates will not require commercial-scale manufacturing in the near term, if ever. Our inability to enter into or maintain manufacturing agreements with collaborators or capable contract manufacturers on acceptable terms could delay or prevent the development and commercialization of our products, which would adversely affect our ability to generate revenues and would increase our expenses.

If we are unable to establish sales and marketing capabilities or enter into agreements with other parties to sell and market any products we may develop, we may be unable to generate product revenue.

We do not currently have a sales organization for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with other parties to perform these services. We have not yet determined whether we will attempt to establish internal sales and marketing capabilities or enter into agreements with other parties to sell and market any products we may develop. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any product we may develop, we will need to contract with third parties to market and sell any products we may develop. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with other parties, we may not be able to generate product revenue and may not become profitable.

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

We expect our results of operations and future stock price to continue to be subject to significant fluctuations. The level of our revenues, if any, our results of operations and our stock price at any given time will be based primarily on the following factors:

•	whether or not we achieve specified milestones under any agreement that we enter into with collaborators and the timely payment by potential commercial collaborators of any amounts payable to us or by us to Valeant or any other party, including the milestone payments that we may make to Valeant;

•	the addition or termination of research or development programs or funding support;

•	the status of development of our product candidates, including results of preclinical studies and any future clinical trials;

•	variations in the level of expenses related to the development and commercialization of our product candidates or potential product candidates during any given period;

•	our execution of collaborative, licensing or other arrangements, and the timing and accounting treatment of payments we make or receive under these arrangements;

•	our selection of additional compounds for development; and

•	fluctuations in the stock prices of other companies in the biotechnology and pharmaceuticals industries and in the financial markets generally.

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

In 2006, we acquired pharmaceutical research and development programs, including our most advanced product candidates, from Valeant, and there is no guarantee that we will be able to successfully develop the acquired product candidates. We may attempt to acquire businesses, technologies, services or other products or in-license technologies that we believe are a strategic fit with our existing development programs, at the appropriate time and as resources permit. In any acquisition, the process of integrating the acquired business, personnel, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention away from our ongoing business operations. Other operational and financial risks associated with acquisitions include:

•	assumption and exposure to unknown liabilities of an acquired business;

•	disruption of our business and diversion of our management’s time and attention to acquiring and developing acquired products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	negative effect on our earnings (or loss) per share;

•	difficulties in combining and integrating the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers, contractors or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.

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

Under the asset purchase agreement that we entered into with Valeant on December 21, 2006, Valeant retains a one-time option to repurchase commercialization rights in the Valeant Territories for our first NNRTI product derived from the acquired intellectual property to advance to a Phase 2b HIV clinical trial. If Valeant exercises this option, which it can do following the completion of a Phase 2b clinical trial, but prior to the initiation of a Phase 3 clinical trial, Valeant would pay us a $10.0 million option fee, up to $21.0 million in milestone payments based on regulatory approvals, and a mid-single-digit royalty on product sales in the Valeant Territories. However, Valeant would then own all commercialization rights in the Valeant Territories, which may adversely impact the amount of aggregate revenue we may be able to generate from sales of our NNRTI product and may negatively impact our potential for long-term growth. Also, if Valeant exercises its option to repurchase commercialization rights in the Valeant Territories and experiences difficulties in commercializing our NNRTI product in the Valeant Territories, then our commercialization efforts in the United States and Canada may be adversely impacted. Finally, Valeant’s option may adversely impact our efforts to enter into a collaboration or license agreement with a potential partner to develop and commercialize our NNRTI product.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

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

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office recently issued revised regulations affecting prosecution before that office, and various pieces of legislation, including patent reform acts, have been introduced or discussed in the U.S. Senate and Congress in the past few years. If implemented, or following final resolution of pending legislation, new regulations or legislation could, among other things, restrict our ability to prosecute applications in the U.S. Patent and Trademark Office, limit the number of patent claims in applications that we have previously filed or intend to file, and may lower the threshold required for competitors to challenge our patents in the U.S. Patent and Trademark Office after they have been granted. Accordingly, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even with respect to patents that have issued or will issue, we cannot guarantee that the claims of these patents are, or will be valid, enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. For example:

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

If we are sued for infringing intellectual property rights of others, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of other parties. We may be exposed to future litigation by other parties based on claims that our product candidates or activities infringe the intellectual property rights of others. There are numerous United States and foreign-issued patents and pending patent applications owned by others in gout, cancer, HIV and the other fields in which we may develop products. We cannot assure you that parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

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

•	cease selling, incorporating or using any of our products that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

•	redesign our processes so that they do not infringe, which could be costly and time-consuming and may not be possible.

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

The continuing efforts of the United States and foreign governments, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make the products we develop commercially viable. Our ability to commercialize any product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments.

In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the United States, recent federal and state government initiatives directed at lowering the total cost of health care mean the United States Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and the reform of the Medicare and Medicaid systems. The trend toward managed health care in the United States, which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care, control pharmaceutical prices or reduce government insurance programs, may result in lower prices for our product candidates. While we cannot predict whether any legislative or regulatory proposals affecting our business will be adopted, the adoption of these proposals could have a material and adverse effect on our potential revenues and gross margins.

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

Our research and development activities involve the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials and biological materials that have the potential to transmit disease. Our operations also produce hazardous waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. If we fail to comply with these laws and regulations or with the conditions attached to our operating licenses, the licenses could be revoked, and we could be subjected to criminal sanctions and substantial financial liability or be required to suspend or modify our operations. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources. In addition, we may have to incur significant costs to comply with future environmental laws and regulations. We do not currently have a pollution and remediation insurance policy.

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

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant majority of our outstanding securities. Two of our directors own collectively approximately 46% of our outstanding shares of common stock. These stockholders, if they determine to vote in the same manner, would control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.

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

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low

Year Ended December 31, 2009
First Quarter	$15.00	$10.00
Second Quarter	$16.75	$8.78
Third Quarter	$21.35	$15.85
Fourth Quarter	$18.93	$12.18

	High	Low

Year Ended December 31, 2008
First Quarter	$16.25	$11.20
Second Quarter	$15.30	$12.36
Third Quarter	$15.07	$9.26
Fourth Quarter	$14.16	$6.29

Holders

The number of record holders of our common stock as of March 1, 2010 was approximately 61.

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

The following graph compares the cumulative total stockholder return on our common stock for the five years ended December 31, 2009 with the Center for Research in Securities Prices (“CRSP”) Total Return Index for the Nasdaq Global Market (U.S. Companies) and the CRSP Total Return Index for Nasdaq Pharmaceutical Stocks (comprising all companies listed in the Nasdaq Global Market under SIC 283). The graph assumes that $100 was invested on December 31, 2004 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009

Ardea Biosciences, Inc.	$100	$88.48	$106.86	$375.00	$293.38	$343.14
Nasdaq — US	$100	$102.13	$112.19	$121.68	$58.64	$84.28
Nasdaq-Pharmaceuticals	$100	$110.12	$107.79	$113.36	$105.48	$118.52

ITEM 6.	SELECTED FINANCIAL DATA.

The following Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 beginning on page 26 and the consolidated financial statements and related notes thereto beginning on page F-2 of this annual report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenues:
License fees	$20,442	$—	$—	$—	$—
Sponsored research	—	304	3,095	—	—
Reimbursable research and development costs	2,494	—	—	—	—

Total revenues	22,936	304	3,095	—	—
Operating expenses:
Research and development	42,198	44,858	23,103	72	255
General and administrative	10,689	11,921	7,566	2,674	2,980
Restructuring and other charges	—	—	—	—	648

Loss from operations	(29,951)	(56,475)	(27,574)	(2,746)	(3,883)
Interest income	386	1,524	2,128	2,377	1,502
Interest expense	(1,323)	(215)	—	—	—
Other income (expense)	21	171	375	2	(1)
Change in fair value on revaluation of warrants	—	—	—	—	(789)

Net Loss	(30,867)	(54,995)	(25,071)	(367)	(3,171)
Non-cash dividends on Series A preferred stock	—	(60)	(240)	(240)	(240)

Net loss applicable to common stockholders	$(30,867)	$(55,055)	$(25,311)	$(607)	$(3,411)

Basis and diluted net loss per share applicable to common stockholders	$(1.70)	$(3.79)	$(2.55)	$(0.07)	$(0.37)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	18,158	14,544	9,934	9,326	9,134

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$50,891	$57,743	$66,215	$48,669	$48,830
Working capital	$30,943	$49,463	$62,548	$48,338	$48,820
Total assets	$55,065	$61,475	$68,840	$50,240	$49,171
Noncurrent portion of obligations under capital leases and notes payable	$3,315	$6,132	$—	$—	$—
Accumulated deficit	$(347,410)	$(316,543)	$(261,488)	$(236,177)	$(235,570)
Total stockholders’ equity	$24,741	$45,958	$63,739	$49,064	$48,820

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business and operating expenses.

•	Recent developments. This section provides a general description of recent events and significant transactions that we believe are important in understanding our financial condition and results of operations.

•	Critical accounting policies and estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies and estimates, are summarized in Note 2 to the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the year ended December 31, 2009 to the results for the year ended December 31, 2008 and comparing the results for the year ended December 31, 2008 to the results for the year ended December 31, 2007.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2009. Included in this discussion is our financial capacity to fund our future commitments and a discussion of other financing arrangements.

Overview

We are a biotechnology company focused on the development of small-molecule therapeutics for the treatment of gout, cancer and HIV. We have five product candidates in development, including:

•	RDEA594: An inhibitor of the URAT1 kidney transporter for the treatment of hyperuricemia and gout;

•	RDEA684: A next generation URAT1 transporter inhibitor for the treatment of hyperuricemia and gout;

•	RDEA119: A MEK inhibitor for the treatment of cancer;

•	RDEA806: A NNRTI for the treatment of HIV; and

•	RDEA427: A next generation NNRTI for the treatment of HIV.

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

Other Income (Expense)

Other income (expense) primarily consists of the interest earned on our cash, cash equivalents and short-term investments available-for-sale, net of interest expense.

Recent Developments

In January 2010, we announced additional positive results from a recently completed Phase 2a study of RDEA594, as well as additional positive results from the second panel of a Phase 1 drug-drug interaction and pharmacodynamic study of RDEA594 in combination with febuxostat. In the Phase 2a study, 100% of patients reached target serum urate levels with the combination of RDEA594 and allopurinol. In the Phase 1 study, the combination of RDEA594 and febuxostat reduced serum urate levels in healthy volunteers by approximately 70%.

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

We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our collaboration arrangements may contain multiple elements and we may be eligible for payments made in the form of upfront license fees, research funding, cost reimbursement, milestone payments and downstream royalties.

Revenue from upfront, nonrefundable license fees is recognized over the period that any related services are provided. Amounts received for research funding are recognized as revenues as the research services that are the subject of such funding are performed. Revenue derived from reimbursement of research and development costs in transactions where we act as a principal are recorded as revenue for the gross amount of the reimbursement, and the costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement. Revenues recognized for royalty payments, if any, will be based upon actual net sales of the licensed compounds, as provided by the collaboration arrangement, in the period the sales occur. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue on the consolidated balance sheet.

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

New Accounting Pronouncements

See Note 2 to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

Results of Operations

Years Ended December 31, 2009 and 2008

Revenues

For the year ended December 31, 2009, revenues increased to $22.9 million from $0.3 million for the year ended December 31, 2008. The revenue earned in 2009 primarily resulted from the recognition of a portion of the upfront, non-refundable license fee and reimbursement of third-party development costs associated with our MEK inhibitor program under the terms of the license agreement with Bayer. The $35.0 million upfront license fee has been recognized on a straight-line basis over a period of approximately 13 months, which was the original period in which we expected to complete all of our obligations under the License Agreement. In December 2009, we revised our estimate of this period extending it to 26 months as a result of design modifications to our ongoing RDEA119 clinical trials. The unamortized balance of the license fee as of the date of the change in estimate will be recognized over the revised timeline. The revenue earned in fiscal 2008 resulted from the research services we provided under our master services agreement with Valeant, which has since terminated by its terms.

Research and Development Expense

For the year ended December 31, 2009, research and development expense decreased to $42.2 million from $44.9 million for the same period in 2008. The decrease in research and development expense was primarily due to a decrease in spending of approximately $1.8 million mainly due to reduced discovery research and clinical development expenditures as we focus our resources on our gout-related programs, RDEA594 and RDEA684. Research and development expense also decreased approximately $2.2 million as a result of savings from our May 2009 restructuring. In addition, the decrease was a result of approximately $0.3 million in one-time facility-related expenses incurred in the first quarter of 2008 in connection with our facility relocation and decreased monthly rent and common area maintenance charges for the San Diego facility, which we occupied beginning in March 2008. These decreases were partially offset by severance-related charges of approximately $0.8 million recorded in 2009 in connection with our May 2009 restructuring. In addition, research and development expense was also partially offset by an increase in share-based compensation expense of approximately $0.3 million in 2009 as compared to 2008.

General and Administrative Expense

For the year ended December 31, 2009, general and administrative expense decreased to $10.7 million from $11.9 million for the same period in 2008. The decrease in general and administrative expense was primarily a result of one-time costs of approximately $0.7 million incurred in 2008 related to the facility relocation. In addition, the decrease in general and administrative expense was the result of a decrease in consulting and professional outside services of approximately $0.5 million and a decrease in personnel and related costs due to a decrease in headcount of approximately $0.4 million for the year ended December 31, 2009 as compared to 2008. These decreases were partially offset by an increase in share-based compensation expense of approximately $0.4 million in 2009 as compared to 2008.

Other Income (expense)

For the year ended December 31, 2009, other income (expense) decreased to ($0.9) million net other expense from $1.5 million net other income for the same period in 2008. The decrease in other income (expense) was primarily a result of an increase in interest expense in connection with our growth capital loan and capital lease obligations entered into in the second half of 2008 and a decrease in interest income due to lower average interest rates and lower average cash balances as compared to 2008.

Years Ended December 31, 2008 and 2007

Revenues

For the year ended December 31, 2008, revenues decreased to $0.3 million from $3.1 million for the year ended December 31, 2007. Revenues earned in 2007 and 2008 resulted from the research services we provided under our master services agreement with Valeant for its preclinical neuropharmacology program. The decrease in revenues from 2007 levels was due to the earlier than anticipated identification of a clinical development candidate from that program and Valeant’s subsequent reduction in the utilization of our research and development services. The master services agreement has since terminated by its terms.

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

Other Income (expense)

For the year ended December 31, 2008, other income (expense) decreased to $1.5 million from $2.5 million for the same period in 2007. The decrease in other income (expense) was primarily a result of lower average interest rates and lower average cash balances for 2008 as compared to 2007, as well as increased interest expense in 2008 associated with our growth capital loan, tenant improvements loan and capital lease obligation entered into in 2008. There were no comparable obligations in 2007.

Liquidity and Capital Resources

From inception through December 31, 2009, we have incurred a cumulative net loss of approximately $347.4 million, of which $111.2 million was incurred subsequent to the closing of the asset acquisition from Valeant and the commencement of operating activities as Ardea Biosciences, Inc. We have financed our operations through public and private offerings of securities, revenues from collaborative arrangements, proceeds from our growth capital loan and interest income from invested cash balances.

In May 2009, we committed to a restructuring plan (the “Restructuring Plan”) intended to conserve our financial resources by focusing on our clinical-stage programs. In combination with other employee attrition since January 1, 2009, the Restructuring Plan resulted in a reduction of approximately 47% of our workforce with the majority coming from discovery research and associated administrative personnel. Estimated cost savings from the Restructuring Plan, net of severance and related costs, were approximately $2.2 million in 2009 and are expected to be approximately $6.6 million per year thereafter.

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

In November 2008, we entered into an agreement with Oxford Finance Corporation and Silicon Valley Bank, (collectively, the “Lenders”), pursuant to which the Lenders provided us with an approximately three-year, $8.0 million growth capital loan. Interest accrues at a rate of 12% per annum, with monthly interest-only payments required during a period that began on the loan funding date and continued through February 28, 2009, followed thereafter by equal monthly payments of principal and interest over a period of 33 months. In addition, we are required to pay a total loan commitment fee of approximately $0.5 million, of which $0.1 million was paid upon entering into the loan agreement and the remaining $0.4 million is due at the end of the term of the loan. We have the option to prepay in full the outstanding balance of the loan, subject to a prepayment fee. The loan is collateralized by our general assets, excluding intellectual property. There are no financial covenants associated with the loan. In connection with the loan, we issued to the Lenders warrants to purchase up to an aggregate of 56,010 shares of our common stock at an exercise price of $8.57 per share. In September 2009, Silicon Valley Bank exercised its warrant to purchase 21,004 shares of our common stock using the conversion right provision in the warrant agreement, which resulted in the net issuance of 11,862 shares of common stock and no net cash proceeds to us. The remaining warrants are currently exercisable and expire seven years from the date of issuance.

In July 2008, we entered into a capital lease agreement for approximately $318,000 to finance the purchase of certain equipment. The agreement is secured by the equipment, bears interest at 6.05% per annum, and is payable in monthly installments of principal and interest of approximately $10,000 for 36 months beginning in September 2008.

In March 2008, we exercised our right under our sublease agreement to borrow from the sublessor approximately $250,000 for costs incurred and paid for certain tenant improvements. The note evidencing the borrowings bears interest at 7.00% per annum and is payable in monthly installments of principal and interest of approximately $4,000 for 84 months beginning in June 2008.

As of December 31, 2009, we had $50.9 million in cash, cash equivalents, and short-term investments, and $1.4 million in receivables, compared to $57.7 million in cash, cash equivalents, and short-term investments, and $0.4 million in receivables as of December 31, 2008. The net decrease in cash, cash equivalents and short-term investments and receivables for 2009 was primarily due to the use of cash to fund our clinical-stage programs, personnel costs and for other general corporate purposes, partially offset by the receipt of a $35.0 million non-refundable, upfront license fee and the reimbursement of third-party development costs associated with our MEK inhibitor program under the license agreement with Bayer.

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

In addition, we entered into employment agreements with our executive officers and certain other key employees that, under certain cases, provide for the continuation of salary and certain other benefits if these executives or employees are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. In connection with our Restructuring Plan, one of these employees, who was terminated during the second quarter of 2009, will receive continuation of salary and other benefits until April 2010 as required by an employment agreement.

The following table summarizes our contractual obligations as of December 31, 2009. Long-term debt and capital lease obligations include interest.

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)

Long-term debt obligations	$7,505	$3,475	$3,920	$91	$19
Operating lease obligations	5,722	1,076	2,223	2,233	190
Capital lease obligations	194	116	78	—	—
Purchase Obligations	1,682	1,644	38	—	—

Total	$15,103	$6,311	$6,259	$2,324	$209

At December 31, 2009, purchase obligations primarily consisted of commitments with third-party manufacturers of materials to be used in our clinical and preclinical studies. Approximately $0.9 million of the total purchase obligations were not included in our consolidated financial statements for the year ended December 31, 2009. We intend to use our current financial resources to fund our commitments under these purchase obligations.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following: the rate of progress and cost of our clinical trials and other research and development activities; the scope, prioritization and number of clinical development programs we pursue; the terms and timing of any collaborative, licensing and other arrangements that we may establish; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the costs and timing of regulatory approvals; the cost of establishing or contracting for manufacturing, sales and marketing capabilities; and the effect of competing technological and market developments.

We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operating activities through the first quarter of 2011. This current financial projection includes forecasted expenses associated with completing the RDEA594 Phase 2 development program. This projection does not include forecasted expenses for Phase 3 development of RDEA594, the receipt of milestone payments under our license agreement with Bayer, proceeds from future partnering activities or financings, or payments to Valeant under our asset purchase agreement.

We have no current means of generating material cash flows from operations. There can be no assurance that our product development efforts with respect to any of our product candidates will be successfully completed, that required regulatory approvals will be obtained, or that any products, if introduced, will be successfully marketed or achieve commercial acceptance. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Our ability to obtain new financing may be constrained by volatile economic conditions currently affecting financial markets. If we do not generate sufficient additional funding in 2010, we will postpone the initiation of the RDEA594 Phase 3 development program in order to meet our working capital requirements through December 31, 2010 and thereafter.

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

The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2009, we owned financial instruments that are sensitive to market risk, including interest rate risk, as part of our investment portfolio. To minimize our exposure to market risk, we have generally limited our investments to cash and securities of the government of the United States of America and its federal agencies, or high-grade corporate debt securities with maturity dates of less than one year. Due to the short-term nature of our investments, a 50-basis point movement in market interest rates over the nine-month period following December 31, 2009 would not have a material impact on the fair value of our portfolio as of December 31, 2009. We have no investments denominated in foreign currencies and therefore our investments are not subject to foreign currency exchange risk. We also do not invest in any derivative financial instruments, derivative commodity instruments, auction rate securities or other market risk sensitive instruments, positions or transactions.

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

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial and accounting officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009. Based on this evaluation, our principal executive and principal financial and accounting officers concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting. The report appears below.

(c) Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Ardea Biosciences, Inc.

We have audited Ardea Biosciences, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ardea Biosciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control Over

Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ardea Biosciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each year of the three year period ended December 31, 2009, of Ardea Biosciences, Inc. and our report dated March 11, 2010 expressed an unqualified opinion.

/s/  Stonefield Josephson, Inc.

Irvine, California
March 11, 2010

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

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

3.	Exhibits.

The exhibit index attached to this report is incorporated by reference herein.

Exhibit		Document Description

2	.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006(1)
3.1		Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008(2)
3.2		Amended and Restated Bylaws(3)
4.1		Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto(4)
4.2		Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the stockholders listed on the signature pages thereto(5)
4.3		Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008(12)
4.4		Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008(6)
4.5		Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto(7)
10.1		Form of Indemnity Agreement(8)
10	.2*	Senior Executive Severance Benefit Plan, as amended and restated on November 7, 2008(12)
10	.3*	Executive Severance Benefit Plan, as amended and restated on November 7, 2008(12)
10	.4*	2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003(9)
10.5		Noncompetition Agreement with Valeant Research & Development dated December 21, 2006(1)
10	.6*	Amended and Restated Executive Employment Agreement, effective November 7, 2008, between the Company and Barry Quart(12)
10	.7*	Executive Employment Agreement, effective December 21, 2006, between the Company and Kimberly J. Manhard(1)
10	.8*	Ardea Biosciences, Inc. 2000 Employee Stock Purchase Plan(10)
10	.9*	Executive Employment Agreement, effective March 22, 2007, between the Company and Christopher W. Krueger(11)
10	.10*	Amended and Restated 2004 Stock Incentive Plan
10.11		Securities Purchase Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto(4)
10.12		Sublease by and between Verenium Corporation and the Company dated October 2007(13)
10	.13*	Executive Employment Agreement, effective as of May 27, 2008, between the Company and John W. Beck(14)
10.14		Loan and Security Agreement, dated November 12, 2008, by and among Ardea Biosciences, Inc. and Oxford Finance Corporation and Silicon Valley Bank(12)
10.15		Securities Purchase Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto(7)
10	.16†	Development and Commercialization License Agreement, dated April 27, 2009, by and among Ardea Biosciences, Inc. and Bayer HealthCare AG(15)
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan, contract or arrangement.

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.

(8)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(9)	Incorporated by reference to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(10)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on October 15, 2007.

(11)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 8, 2007.

(12)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(13)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 24, 2008.

(14)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on May 13, 2008.

(15)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on August 7, 2009.

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

Signature	Title	Date

/s/ BARRY D. QUART Barry D. Quart, Pharm. D.	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/s/ JOHN W. BECK John W. Beck, C.P.A.	Senior Vice President, Finance and Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

/s/ FELIX J. BAKER, Ph.D. Felix J. Baker, Ph.D.	Director	March 12, 2010

/s/ HENRY J. FUCHS Henry J. Fuchs, M.D.	Director	March 12, 2010

/s/ CRAIG A. JOHNSON Craig A. Johnson	Director	March 12, 2010

/s/ JOHN W. POYHONEN John W. Poyhonen	Director	March 12, 2010

/s/ JACK S. REMINGTON Jack S. Remington, M.D.	Director	March 12, 2010

/s/ KEVIN C. TANG Kevin C. Tang	Director	March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Ardea Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Ardea Biosciences, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ardea Biosciences, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2010 expressed an unqualified opinion.

/s/  Stonefield Josephson, Inc.

Irvine, California
March 11, 2010

ARDEA BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except per share and par value amounts)

ASSETS
Current assets:
Cash and cash equivalents	$11,562	$41,551
Short-term investments, available-for-sale	39,329	16,192
Receivables	1,433	384
Prepaids and other current assets	215	237

Total current assets	52,539	58,364
Property and equipment, net	1,961	2,310
Other assets	565	801

Total assets	$55,065	$61,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,916	$2,260
Accrued clinical liabilities	4,072	2,278
Accrued payroll and employee liabilities	2,138	1,758
Other accrued liabilities	769	545
Current portion of deferred revenue	9,706	—
Current portion of obligations under capital lease	108	102
Current portion of obligations under notes payable	2,887	1,958

Total current liabilities	21,596	8,901
Deferred rent	160	84
Non-current portion of deferred revenue	4,853	—
Non-current portion of obligations under capital lease	76	175
Non-current portion of obligations under notes payable	3,239	5,957
Other long-term liabilities	400	400
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.001 par value: 70,000,000 shares authorized; 18,504,898 and 17,835,734 shares issued and outstanding at December 31, 2009 and 2008, respectively	18	17
Additional paid-in capital	372,091	362,345
Accumulated other comprehensive income	42	139
Accumulated deficit	(347,410)	(316,543)

Total stockholders’ equity	24,741	45,958

Total liabilities and stockholders’ equity	$55,065	$61,475

See accompanying notes.

ARDEA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except
	per share amounts)

Revenues:
License fees	$20,442	$—	$—
Sponsored research	—	304	3,095
Reimbursable research and development costs	2,494	—	—

Total revenues	22,936	304	3,095
Operating expenses:
Research and development	42,198	44,858	23,103
General and administrative	10,689	11,921	7,566

Total operating expenses	52,887	56,779	30,669
Loss from operations	(29,951)	(56,475)	(27,574)
Other income (expense)
Interest income	386	1,524	2,128
Interest expense	(1,323)	(215)	—
Other income, net	21	171	375

Total other income (expense)	(916)	1,480	2,503

Net loss	(30,867)	(54,995)	(25,071)

Non-cash dividends on Series A preferred stock	—	(60)	(240)

Net loss applicable to common stockholders	$(30,867)	$(55,055)	$(25,311)

Basic and diluted net loss per share applicable to common stockholders	$(1.70)	$(3.79)	$(2.55)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	18,158	14,544	9,934

See accompanying notes.

ARDEA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible				Accumulated
	Preferred			Additional	Other		Total
	Stock	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2006	$1,634	9,362	$9	$283,594	$4	$(236,177)	$49,064
Issuance of common stock in private offering, net		3,019	3	37,225			37,228
Issuance of common stock upon exercise of stock options		99		282			282
Issuance of common stock upon exercise of warrants		789	1	815			816
Issuance of common stock as dividend on series A preferred stock		44		240		(240)	—
Share-based compensation				1,410			1,410
Comprehensive loss:
Net loss						(25,071)	(25,071)
Unrealized gain on securities					10		10

Comprehensive loss							(25,061)

Balances at December 31, 2007	$1,634	13,313	$13	$323,566	$14	$(261,488)	$63,739
Conversion of series A preferred stock	(1,634)	1,578	2	1,632		—
Issuance of common stock and warrants in private placement, net		2,737	2	30,539			30,541
Issuance of common stock under Employee Stock Purchase Plan		62	—	491			491
Issuance of common stock upon exercise of stock options		117	—	544			544
Issuance of common stock upon exercise of warrants		20	—	—			—
Issuance of common stock as dividend on series A preferred stock		9	—	120		(60)	60
Issuance of warrants in connection with debt financing				343			343
Share-based compensation expense				5,110			5,110
Comprehensive loss:
Net loss						(54,995)	(54,995)
Unrealized gain on securities					125		125

Comprehensive loss							(54,870)

Balances at December 31, 2008	$—	17,836	$17	$362,345	$139	$(316,543)	$45,958
Issuance of common stock under Employee Stock Purchase Plan		62	—	490			490
Issuance of common stock upon exercise of stock options		595	1	3,477			3,478
Issuance of common stock upon exercise of warrants		12	—	—			—
Share-based compensation expense				5,779			5,779
Comprehensive loss:
Net loss						(30,867)	(30,867)
Unrealized gain (loss) on securities					(97)		(97)

Comprehensive loss							(30,964)

Balances at December 31, 2009	$—	18,505	$18	$372,091	$42	$(347,410)	$24,741

See accompanying notes.

ARDEA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities:
Net loss	$(30,867)	$(54,995)	$(25,071)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation	5,779	5,110	1,410
Depreciation	668	535	249
Amortization of debt discount and debt issuance costs	429	62	—
Loss (gain) on disposal of property and equipment	17	(28)	(332)
Deferred rent	76	84	—
Amortization of premium on short-term investments	356	79	215
Realized gain on short-term investments	(24)	—	—
Change in operating assets and liabilities:
Receivables	(1,049)	840	(819)
Prepaids and other current assets	22	(27)	230
Other assets	(24)	—	(312)
Accounts payable	(344)	60	1,966
Accrued clinical liabilities	1,794	1,822	452
Accrued payroll and employee liabilities	380	146	1,392
Other accrued liabilities	224	(228)	115
Deferred revenue	14,559	—	—

Net cash used for operating activities	(8,004)	(46,540)	(20,505)
Investing activities:
Purchases of short-term investments	(56,632)	(33,920)	(48,579)
Proceeds from sale or maturity of short-term investments	33,066	37,605	62,432
Proceeds from sale of property and equipment	10	80	332
Purchases of property and equipment	(346)	(1,700)	(401)

Net cash (used for) provided by investing activities	(23,902)	2,065	13,784
Financing activities:
Net proceeds from issuance of notes payable	—	8,250	—
Payments of debt issuance costs	—	(127)	—
Payments on capital lease and note payable obligations	(2,051)	(57)	—
Net proceeds from issuance of common stock	3,968	31,576	38,326

Net cash provided by financing activities	1,917	39,642	38,326

Net (decrease) increase in cash and cash equivalents	(29,989)	(4,833)	31,605
Cash and cash equivalents at beginning of year	41,551	46,384	14,779

Cash and cash equivalents at end of year	$11,562	$41,551	$46,384

Supplemental disclosure of cash flow information:
Interest paid	$912	$134	$—

Supplemental schedule of non-cash information:
Capital lease obligations incurred for property and equipment	$—	$318	$—

Net unrealized (loss) gain on short-term investments	$(97)	$125	$10

Accrued debt issuance costs	$—	$400	$—

Issuance of common stock dividend on Series A preferred stock	$—	$(60)	$(240)

Issuance of warrants in connection with note payable obligation	$—	$343	$—

See accompanying notes.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Ardea Biosciences, Inc. (the “Company”) is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of gout, cancer and human immunodeficiency virus (“HIV”).

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

Reclassification

Certain amounts in the 2007 and 2008 financial statements have been reclassified to conform to the 2009 presentation.

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. None of the Company’s debt or capital lease instruments that were outstanding at December 31, 2009 have readily available ascertainable market values, however, the carrying values are considered to approximate their fair values. See footnote 3 for further details regarding the fair value financial instruments.

Concentration of Credit Risk

Cash and cash equivalents and short-term investments are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. The Company invests its excess cash primarily in United States government and agency obligations, United States corporate debt and money market funds. The Company has established guidelines relative to the diversification of its cash investments and their maturities in an effort to

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (primarily five years). Leasehold improvements are stated at cost and depreciated on a straight-line basis over the shorter of the estimated useful life or the lease term.

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and records the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from the actual results.

Revenue Recognition

The Company’s collaboration arrangements may contain multiple elements and the Company may be eligible for payments made in the form of upfront license fees, research funding, cost reimbursement, milestone payments and downstream royalties.

Revenue from upfront, nonrefundable license fees is recognized over the period that any related services are provided. Amounts received for research funding are recognized as revenues as the research services that are the subject of such funding are performed. Revenue derived from reimbursement of research and development costs in transactions where the Company acts as a principal are recorded as revenue for the gross amount of the reimbursement, and the costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement. Revenues recognized for royalty payments, if any, are based upon actual net sales of the licensed compounds, as provided by the collaboration arrangement, in the period the sales occur. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on its consolidated balance sheet.

Research and Development Expenses

All costs of research and development are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, share-based compensation, fees paid to outside service providers and consultants, facilities costs, travel costs, dues and subscriptions, depreciation and materials used in the clinical and preclinical trials and research and development. The Company reviews and accrues clinical costs based on work performed, which relies on estimates of the progress of the trials and the related expenses incurred. Clinical trial-related contracts vary significantly in length, and may be for a fixed amount, based on milestones or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development costs, however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patent Costs

The Company incurs third-party legal fees in connection with filing and maintaining its various patent applications. All patent costs are expensed as incurred and included in general and administrative expense in the consolidated statement of operations.

Share-Based Compensation Expense

The Company estimates the fair value of share-based payment awards using the Black-Scholes-Merton, or Black-Scholes, option valuation model. This fair value is then amortized using the straight-line single-option method of attributing the value of share-based compensation to expense over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of highly complex and subjective assumptions, including each option’s expected life and price volatility of the underlying stock. Expected volatility is based on the weighted-average volatility of our stock, factoring in daily share price observations and the historical price volatility of certain peers within our industry sector.

As share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Share-based compensation expense related to the Company’s equity compensation plans recognized for the years ended December 31, 2009, 2008 and 2007 was approximately $5,779,000, $5,110,000 and $1,410,000, respectively. As of December 31, 2009, there was $12,362,000 of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.3 years.

Valuation and Expense Information

The following table summarizes share-based compensation expense (in thousands) related to employee and director stock options and ESPP purchases for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007

Research and development	$2,386	$2,098	$665
General and administrative	3,393	3,012	745

Share-based compensation expense included in operating expenses	$5,779	$5,110	$1,410

For the years ended December 31, 2009, 2008, and 2007 the Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Options:

	December 31,
	2009	2008	2007

Risk-free interest rate	2.5%	3.1%	4.2%
Dividend yield	0.0%	0.0%	0.0%
Volatility	77.1%	74.0%	71.7%
Expected life (years)	5.5-6.1	5.2-6.3	6.25

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP:

	December 31,
	2009	2008	2007

Risk-free interest rate	0.6%	2.1%	4.20%
Dividend yield	0.0%	0.0%	0.0%
Volatility	83.0%	90.6%	71.0%
Expected life (years)	1.24	1.22	1.25

The weighted-average fair values of options granted were $9.60, $9.21, and $3.72 for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted-average purchase price of shares purchased through the ESPP was $7.90 and $7.87 for the years ended December 31, 2009 and 2008, respectively. There were no shares purchased through the ESPP for the year ended December 31, 2007.

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

Warrants

The Company issued warrants to purchase shares of its common stock in conjunction with its Growth Capital Loan and December 2008 equity fundraising. The terms of the warrants were evaluated to determine the appropriate classification as equity or a liability. As of December 31, 2009, all warrants issued are classified as equity.

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

Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss) and represent the difference between the Company’s net loss and

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive net loss for all periods presented. The following are the components of the Company’s comprehensive net loss (in thousands):

	Year Ended
	December 31,
	2009	2008	2007

Net loss	$(30,867)	$(54,995)	$(25,071)
Net unrealized gains (losses) on short-term investments	(97)	125	10

Comprehensive net loss	$(30,964)	$(54,870)	$(25,061)

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures — Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures — Overall — Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition for the year ended December 31, 2009.

Effective April 1, 2009, the Company adopted FASB ASC 320-10-65, Investments — Debt and Equity Securities — Overall — Transition and Open Effective Date Information (“ASC 320-10-65). ASC 320-10-65 amends the other-than-temporary impairment (“OTTI”) guidance in GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Prior to ASC 320-10-65, if OTTI was determined to exist, the Company recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under ASC 320-10-65, if OTTI has been incurred, and it is more-likely-than-not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (“AOCI”). The total OTTI, which includes both credit and non-credit losses, is presented gross in the Company’s statements of operations and is reduced by the non-credit loss amount of the total OTTI that is recognized in AOCI. The Company adopted the provisions of ASC

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

320-10-65 which did not have a material impact on the Company’s consolidated results of operations or financial condition for the year ended December 31, 2009.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition for the year ended December 31, 2009.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments — Overall — Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition for the year ended December 31, 2009.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events — Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition for the year ended December 31, 2009.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition for the year ended December 31, 2009.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or financial condition.

3.	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at December 31, 2009 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Money market funds	$8,397	$8,397	$—	$—
United States government and agency obligations	27,096	6,577	20,519	—
United States corporate debt securities	11,634	—	11,634	—
Foreign commercial paper	3,598	—	3,598	—

Total	$50,725	$14,974	$35,751	$—

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

Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity. For the years ended December 31, 2009 and 2008, the Company recognized approximately $97,000 in net unrealized losses and $125,000 in net unrealized gains, respectively, associated with its short-term investments.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Balance Sheet Details

Short-Term Investments

The following is a summary of the Company’s short-term, available-for-sale securities (in thousands):

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

United Stated Government agency obligations	$24,077	$20	$—	$24,097
United States corporate debt	11,611	23	—	11,634
Foreign commercial paper	3,598	—	—	3,598

Total	$39,286	$43	$—	$39,329

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

United States Government agency securities	$14,552	$140	$—	$14,692
Municipal bonds	1,501	—	(1)	1,500

Total	$16,053	$140	$(1)	$16,192

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of December 31, 2009, all available-for-sale securities mature in one year or less. The Company regularly monitors and evaluates the realizable value of its marketable securities. The Company did not recongize any impairment losses for the years ended December 31, 2009 and 2008.

Receivables

Receivables consisted of the following (in thousands):

	December 31,
	2009	2008

Amounts due under collaboration arrangements	$1,189	$44
Interest on short-term investments	195	173
Vendor refunds	—	149
Other	49	18

Total Receivables	$1,433	$384

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment is comprised of the following (in thousands):

	December 31,
	2009	2008

Laboratory equipment	$1,437	$1,331
Computer equipment and software	734	577
Furniture and fixtures	183	183
Leasehold improvements	969	952

	3,323	3,043
Less: accumulated depreciation and amortization	(1,362)	(733)

	$1,961	$2,310

Depreciation and amortization expense, which includes equipment under a capital lease, for the years ended December 31, 2009, 2008 and 2007 was approximately $668,000, $535,000 and $249,000, respectively. Equipment acquired under capital leases included in property and equipment totaled approximately $252,000 (net of accumulated amortization of $100,000) and $323,000 (net of accumulated amortization of $29,000) at December 31, 2009 and 2008, respectively. Amortization expense associated with this equipment is included in depreciation expense for the period ended December 31, 2009 and 2008.

Accrued Payroll and Employee Liabilities and Other Accrued Liabilities

Accrued payroll and employee liabilities and other accrued liabilities and consisted of the following (in thousands):

	December 31,
	2009	2008

Accrued employee salaries and benefits	$634	$786
Accrued bonuses	1,462	972
Accrued restructuring	42	—

Total Accrued Payroll and Employee Liabilities	$2,138	$1,758

	December 31,
	2009	2008

Accrued professional fees	$173	$86
Accrued legal fees	362	232
Accrued accounts payable	130	101
Accrued interest	62	81
Other accrued liabilities	42	45

Total Other Accrued Liabilities	$769	$545

5.	Commitments and Contingencies

Leases

In October 2007, the Company entered into a non-cancelable operating lease for the sub-lease of a facility in San Diego, California covering a total of approximately 52,000 square feet. The facility includes the Company’s

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Annual future minimum lease payments as of December 31, 2009 are as follows (in thousands):

	Operating Leases	Capital Lease

Years ended December 31,
2010	$1,076	$116
2011	1,101	78
2012	1,122	—
2013	1,099	—
2014	1,134	—
Thereafter	190	—

Total	$5,722	194

Less amount representing interest		(10)

Present value of net minimum lease payments		184
Less current portion		(108)

Noncurrent portion of capital lease obligation		$76

Rent expense under all operating leases totaled approximately $989,000, $1,333,000 and $1,152,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 18.57% per annum, which takes into account the debt issuance costs of approximately $527,000 and the debt discount of approximately $343,000 (see below for further details).

In connection with this loan, the Company incurred debt issuance costs of approximately $527,000, which consists of commitment fees of $480,000 and legal fees of approximately $47,000. Of the total commitment fees incurred, $80,000 was paid upon entering into the agreement and the remaining $400,000 will be due at the end of the term of the loan. The debt issuance costs were recorded as a deferred charge and classified as other assets on the Consolidated Balance Sheet and the loan was recorded and classified as current and non-current note payable obligations. The debt issuance costs are being amortized as a component of interest expense over the term of the loan using the effective interest rate method. The aggregate unamortized debt issuance costs as of December 31, 2009 and 2008 were approximately $229,000 and $489,000, respectively.

Furthermore, in conjunction with this loan, the Company issued to the lenders warrants to purchase an aggregate of up to 56,010 shares of the Company’s common stock at an exercise price of $8.57 per share. The warrants are currently exercisable and expire seven years from the date of issuance. The warrants met all of the criteria for classification as equity. The warrants were valued using the Black-Scholes model assuming a risk-free interest rate of 3.00%, a dividend yield of 0%, expected volatility of 77.04% and a contractual life of the warrants of seven years. The estimated fair value of the warrants was $343,000 and was recorded as a debt discount. The debt discount is being amortized as additional interest expense over the term of the loan using the effective interest rate method. The aggregate unamortized debt discount as of December 31, 2009 and 2008 was approximately $150,000 and $319,000, respectively.

The following is a summary of the notes payable obligations as of December 31, 2009 (in thousands):

Notes Payable

Years ended December 31,
2010	$3,475
2011	3,875
2012	45
2013	45
2014	46
Thereafter	19

Total	7,505
Less unamortized discount	(150)
Less amount representing interest	(1,229)

Present value of net minimum notes payable payments	6,126
Less current portion	(2,887)

Noncurrent portion of notes payable	$3,239

Executive Severance Agreements

The Company has entered into employment agreements with its executive officers and certain other key employees that, under certain circumstances, provide for the continuation of salary and certain other benefits if terminated under specified circumstances.

These agreements generally expire upon termination for cause or when the Company has met its obligations under these agreements. In connection with the Company’s May 2009 restructuring, one of these employees, who was terminated during the second quarter of 2009 will receive continuation of salary and other benefits until April 2010 as required by her employment agreement.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Purchase Obligations

At December 31, 2009, purchase obligations of approximately $1,682,000 primarily consisted of commitments with third-party manufacturers of materials to be used in our clinical and pre-clinical studies. Approximately $879,000 of the total purchase obligations were not included in the Company’s consolidated financial statements for the year ended December 31, 2009. The Company intends to use its current financial resources to fund its commitments under these purchase obligations.

6.	Restructuring

In May 2009, the Company committed to a restructuring plan (the “Restructuring Plan”) intended to conserve the financial resources of the Company by focusing on its clinical-stage programs. Employees directly affected by the Restructuring Plan received notification and were provided with severance payments upon termination, continued benefits for a specified period of time and outplacement assistance.

The Company expects to incur total restructuring charges of approximately $818,000, primarily for severance-related costs in connection with the Restructuring Plan. The Company did not incur any expense related to contractual or lease obligations or other exit costs. For the year ended December 31, 2009, approximately $791,000 of the total restructuring charge was included in research and development expense and approximately $27,000 was included in general and administrative expense. The Company expects to make the final payment under the Restructuring Plan in April 2010.

As of December 31, 2009, the Company has paid $625,000 of the total $667,000 cash restructuring charges. The total non-cash charges of approximately $151,000 are primarily for share-based compensation expense resulting from stock option modifications which were included in research and development expense in the second quarter of 2009.

7.	Valeant Transaction

On December 21, 2006, the Company entered into an asset purchase agreement with Valeant Research and Development, Inc. (“Valeant”), pursuant to which the Company acquired intellectual property and other assets related to the non-nucleoside reverse transcriptase inhibitor HIV program (“RDEA806 program”), the next generation non-nucleoside reverse transcriptase inhibitor HIV program (“next generation NNRTI program”), the mitogen-activated ERK kinase program (“RDEA119 program”) and the next generation mitogen-activated ERK kinase program (“next generation MEK inhibitor program”).

Concurrent with the asset purchase agreement, the Company entered into a Master Services Agreement with Valeant under which the Company agreed to advance a preclinical program in the field of neuropharmacology on behalf of Valeant. Under the two-year agreement term, Valeant agreed to pay the Company quarterly payments totaling up to $3.5 million per year, and up to $1 million in milestone payments. The first milestone totaling $500,000 was paid in August 2007. Due to the early achievement of this milestone, the Company’s efforts under the agreement were reduced throughout 2008 and the agreement expired by its terms on December 21, 2008. Total

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues, including the milestone payment, amounted to $3,095,000 for 2007, while revenues for the year ended December 31, 2008 totaled $304,000.

Under the asset purchase agreement with Valeant, the Company will be obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of products. There is one set of potential milestones totaling up to $25 million for the RDEA806 program and the next generation NNRTI program and a separate set totaling up to $17 million for the RDEA119 program and the next generation MEK inhibitor program. Accordingly, the Company has identified a total contingent liability of $42 million related to these milestone payments. Each milestone payment will be recorded when the related contingency is resolved and consideration is issued or becomes assumable, none of which have occurred as of December 31, 2009. The royalty rates on all products are in the mid-single digits.

8.	Bayer Relationship

In April 2009, the Company entered into a Development and Commercialization License Agreement (the “License Agreement”) with Bayer HealthCare AG (“Bayer”). Under the terms of the License Agreement, the Company granted to Bayer a worldwide, exclusive license to develop and commercialize the Company’s mitogen-activated ERK kinase (“MEK”) inhibitors for all indications. In partial consideration for the license, Bayer paid the Company an upfront cash fee of $35 million. The Company is eligible to receive additional cash payments totaling up to $372 million upon achievement of certain development-, regulatory- and sales-based milestones, as well as low double-digit royalties on worldwide sales of products covered under the License Agreement. The Company is responsible for the completion of the Phase 1 and Phase 1/2 studies currently being conducted for RDEA119. The upfront fee, reimbursement of third-party development costs, payments associated with the achieving specific milestones and royalties based on product sales, if any, will be accounted for as separate units of accounting. In addition, the $35 million upfront payment has been recognized on a straight-line basis over a period of approximately 13 months, which was the original period that the Company expected to complete all of its obligations under the License Agreement. In December 2009, the Company revised its estimate of this period extending it to 26 months. The unamortized balance of the license fee as of the date of the change in estimate of approximately $14,558,000 will be recognized over the revised timeline. For the year ended December 31, 2009, the Company recognized revenue of approximately $20,442,000 as licenses fees in the consolidated statement of operations.

Participants in a collaborative arrangement shall report costs incurred and revenues generated from transactions with third parties in each entity’s respective income statement based on whether the participant is considered a principal or an agent. Under the terms of the License Agreement with Bayer, the Company would be considered the principal as the Company is the primary obligor with respect to the third parties, has latitude in establishing price, has discretion in supplier selection and is involved in the determination of product or service specifications. As such, the Company records the gross amount of the reimbursement of third-party development costs for the ongoing clinical trials as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated statement of operations. For the year ended December 31, 2009, the Company recognized revenue of approximately $2,494,000 as reimbursable research and development costs in the consolidated statement of operations.

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

The License Agreement provides that revenues recognized for royalty payments, if any, will be based upon actual net sales of licensed products in the period the sales occur.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any amounts received by the Company pursuant to the License Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on the consolidated balance sheet.

9.	Stockholders’ Equity

Preferred Stock

As of December 31, 2009, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share, in one or more series.

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

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at December 31, 2009 were as follows:

Warrants	719,338
Stock option plans	4,453,288
Employee stock purchase plan	224,963

Total shares reserved for future issuance	5,397,589

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 12, 2008, in conjunction with the $8,000,000 loan, the Company issued warrants to purchase an aggregate of 56,010 shares of its common stock at an exercise price of $8.57 per share. The warrants are immediately exercisable and expire seven years from the date of issuance. In September 2009, an accredited investor exercised its warrant to purchase 21,004 shares of the Company’s common stock using the conversion right provision in the warrant agreement, which resulted in the net issuance of 11,862 shares of common stock and no net cash proceeds to the Company. As of December 31, 2009, 35,006 shares of common stock have been reserved for issuance upon exercise of an outstanding warrant.

In conjunction with the December 2008 private placement, the Company issued warrants to purchase an aggregate of 684,332 shares of its common stock at an exercise price of $11.14 per share. The warrants are first exercisable on June 17, 2009 and expire on December 19, 2013. As of December 31, 2009, all of the warrants were outstanding and 684,332 shares of common stock have been reserved for issuance upon exercise of the warrants. The warrants met all of the criteria for classification as equity. The warrants were valued using the Black-Scholes model assuming a risk-free interest rate of 1.35%, a dividend yield of 0%, expected volatility of 77.66% and a contractual life of the warrants of five years. The estimated fair value of the warrants was $4,528,000. The net effect of recording the fair value of the warrants to equity was zero.

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

In 2004, the Company adopted its 2004 Stock Incentive Plan (the “2004 Plan”), which provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company. These awards have up to a 10-year contractual life and are subject to various vesting periods, as determined by the Company’s Compensation Committee or the Board of Directors. The 2004 Plan also provides for automatic fixed grants to non-employee directors of the Company.

The number of shares of the Company’s common stock available for issuance under the 2004 Plan automatically increases on the first trading day of January of each calendar year during the term of the 2004 Plan, beginning with calendar year 2005, by an amount equal to five percent of the sum of the following share numbers: (i) the total number of shares of the Company’s common stock outstanding on the date and (ii) the number of shares of the Company’s common stock into which the outstanding shares of Series A preferred stock are convertible on that date. In accordance with the preceding formula, the shares available for issuance under the 2004 Plan were increased by 891,787 on January 2, 2009, by 744,552 on January 2, 2008 and by 547,027 on January 2, 2007. In addition, the shares available for issuance under the 2004 Plan will increase by 925,245 shares on January 4, 2010.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity and related data follows:

	Outstanding Options
			Weighted-
	Options		Average
	Available for	Number of	Exercise
	Grant	Shares	Price

Balance at December 31, 2006	1,734,850	1,345,834	$5.45
Additional shares authorized	547,027	—	—
Granted	(1,479,500)	1,479,500	$5.52
Exercised	—	(98,941)	$2.85
Cancelled	545,500	(545,500)	$4.76

Balance at December 31, 2007	1,347,877	2,180,893	$5.79
Additional shares authorized	744,552	—	—
Granted	(1,793,875)	1,793,875	$13.62
Exercised	—	(116,653)	$4.66
Cancelled	182,026	(182,026)	$7.97

Balance at December 31, 2008	480,580	3,676,089	$9.54
Additional shares authorized	891,787	—	—
Granted	(557,350)	557,350	$14.19
Exercised	—	(595,168)	$5.89
Cancelled	246,476	(246,476)	$10.95

Balance at December 31, 2009	1,061,493	3,391,795	$10.84

For the year ended December 31, 2009, options cancelled (included in the above table) consisted of 243,186 options forfeited with a weighted-average exercise price of approximately $10.88 and 3,290 options expired with a weighted-average exercise price of approximately $16.20.

As of December 31, 2009, options exercisable have a weighted-average remaining contractual term of 6.9 years. The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of the Company’s common stock on the date of exercise, during the years ended December 31, 2009, 2008, and 2007 was approximately $6,218,000, $1,001,000 and $810,000, respectively. As of December 31, 2009 the total intrinsic value, which is the difference between the exercise price and closing price of the Company’s common stock of options outstanding and exercisable was approximately $12,437,000 and $7,277,000, respectively.

	Years Ended December 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Exercisable at end of year	1,559,117	$9.85	1,092,025	$6.54	541,058	$7.76
Weighted-average fair value of options granted during the year	$9.60		$9.21		$3.72

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2009 were:

					Weighted-
		Weighted-			Average
		Average	Weighted-		Exercise
		Remaining	Average		Price of
Options	Range of	Contractual	Exercise	Options	Options
Outstanding	Exercise Prices	Life (in years)	Price	Exercisable	Exercisable

491,032	$2.76 - $3.90	6.52	$3.76	347,282	$3.70
426,100	$4.08 - $5.25	6.99	$5.00	258,822	$4.99
211,792	$5.85 - $9.46	7.69	$6.85	109,103	$6.29
497,390	$10.68 - $10.68	8.95	$10.68	116,642	$10.68
463,721	$12.16 - $14.25	7.16	$13.17	220,644	$13.39
633,558	$14.26 - $14.95	9.33	$14.68	100,874	$14.29
504,500	$15.69 - $15.69	8.00	$15.69	295,122	$15.69
163,702	$16.20 - $20.37	5.87	$16.59	110,628	$16.41

3,391,795	$2.76 - $20.37	7.81	$10.84	1,559,117	$9.85

At December 31, 2009, the Company has reserved 4,453,288 shares of common stock for future issuance upon exercise of options granted or to be granted under the 2002 Plan and the 2004 Plan.

Employee Stock Purchase Plan

In 2000, the Company adopted the ESPP, under which shares of common stock are reserved for sale to eligible employees, as defined in the ESPP.

Employees may purchase common stock under the ESPP every six months (up to but not exceeding 15% of each employee’s base salary or hourly compensation, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. During the years ended December 31, 2009 and 2008, 62,134 and 62,449 shares of common stock were issued under the ESPP, respectively. There were no shares purchased under the ESPP during the year ended December 31, 2007. As of December 31, 2009, 132,294 shares of common stock have been issued under the ESPP and 224,963 shares of common stock are available for future issuance.

The ESPP included an annual evergreen provision which provided that on December 31st of each year, the number of reserved shares were increased automatically by the lesser of (i) one percent of the total amount of shares of common stock outstanding on such anniversary date, or (ii) such lesser amount as approved by the Board of Directors. The evergreen provision expired and the final increase under the provision occurred on December 31, 2008. On December 31, 2008 and 2007, shares available for issuance under the ESPP were increased by 178,357 and 133,127 shares pursuant to the evergreen provision.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

Taxes on income vary from the statutory federal income tax rate applied to earnings before tax on income as follows (in thousands):

December 31,
2009

Statutory federal income tax rate of 34% applies to earnings before income taxes and extraordinary items	$(10,494)
States taxes — net of federal benefit	(2,224)
Meals and entertainment	9
Share-based compensation	238
Federal R&D credit	(872)
162(m) Executive compensation limitation	160
NOL adjustment due to 382 study	(9,437)
R&D credit adjustment	334
APIC valuation allowance	(39)
Change in valuation allowance	22,204
Other	121

$—

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation reserves at year-end are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$51,821	$29,570
Research and development credits	4,459	2,770
Capitalized research and development costs	—	—
Intangibles	1,452	870
Share-based compensation	3,052	1,720
Other, net	961	350

Total deferred tax assets	61,745	35,280

Deferred tax liabilities:
Deferred state taxes	(4,261)	—

Net deferred tax assets	57,484	35,280
Valuation allowance for net deferred tax assets	(57,484)	(35,280)

Net deferred taxes	$—	$—

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company continually maintains a full valuation allowance against its deferred tax assets at fiscal year ended December 31, 2009.

At December 31, 2009, the Company had federal and California income tax net operating loss carryforwards of approximately $124,623,000 and $106,890,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses and expiring carryforwards for California income tax purposes. In addition, the Company had federal and California research and development tax credit carryforwards of $2,457,000 and $2,001,000, respectively. The federal and California net operating loss carryforwards will expire through 2029 and 2019, respectively, unless previously utilized. The federal research tax credit carryforwards will expire through 2029 unless previously utilized and the California research and development credit carry forwards will carry forward indefinitely until utilized.

The utilization of net operating loss carryforwards may be subject to limitations under provisions of the Internal Revenue Code Section 382 and similar state provisions.

As a result of ASC 715, Compensation, our deferred tax assets as of December 31, 2009 do not include $1,307,000 of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryovers. Stockholders’ equity will be increased by $1,307,000 if and when such excess tax benefits are ultimately realized.

On January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertain tax positions, ASC 740, Income Taxes, requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. The impact of the adoption of FIN 48 was immaterial to the Company’s consolidated financial statements. The total amount of unrecognized tax benefits as of December 31, 2009 was $334,000 which, if recognized, would affect other tax accounts, primarily deferred taxes in future periods, and would not affect the Company’s effective tax rate since the Company maintains a full valuation allowance against its deferred tax assets.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

December 31,
2009

Balance at December 31, 2007	$—
Gross increase (decrease)	—
Balance at December 31, 2008	—
Gross increase (decrease)	334

Balance at December 31, 2009	$334

The Company had a $334,000 increase in unrecognized tax benefits related to a reduction of the federal and California research and development credits. The Company does not anticipate any material change in the total amount of unrecognized tax benefits will occur within the next twelve months.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2009, and has not recognized interest and/or penalties in the consolidated statement of operations for the period ended December 31, 2009, since the unrecognized tax benefits do not result in FIN 48 liabilities.

The Company is subject to taxation in the United States and state jurisdictions. The Company’s tax years for 2003 and forward are subject to examination by the United States and California tax authorities due to the carryforward of utilized net operating losses and research and development credits.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Employee Benefit Plan

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

12.	Subsequent Events

There were no subsequent events that were required to be recognized or disclosed in the consolidated financial statements.

13.	Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008:

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Revenues:
License fees	$—	$5,013	$8,178	$7,251
Reimbursable research and development costs	—	499	991	1,004

Total revenues	—	5,512	9,169	8,255
Expenses:
Research and development	10,996	10,725	8,999	11,478
General and administrative	2,877	2,526	2,404	2,882

Loss from operations	(13,873)	(7,739)	(2,234)	(6,105)
Interest income	136	119	65	66
Interest expense	(364)	(348)	(320)	(291)
Other income, net	(2)	5	18	—

Net Loss	(14,103)	(7,963)	(2,471)	(6,330)

Basis and diluted net loss per share applicable to common stockholders	$(0.79)	$(0.44)	$(0.13)	$(0.34)

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Collaboration revenues	$260	$—	$—	$44
Expenses:
Research and development	9,969	12,923	11,459	10,507
General and administrative	3,408	3,272	3,043	2,198

Loss from operations	(13,117)	(16,195)	(14,502)	(12,661)
Interest income	607	414	293	210
Interest expense	—	(1)	(10)	(204)
Other income, net	135	51	(4)	(11)

Net Loss	(12,375)	(15,731)	(14,223)	(12,666)
Non-cash dividends on Series A preferred stock	(60)	—	—	—

Net loss applicable to common stockholders	$(12,435)	$(15,731)	$(14,223)	$(12,666)

Basis and diluted net loss per share applicable to common stockholders	$(0.93)	$(1.10)	$(0.95)	$(0.82)