Form 10-Q
period 2010-03-31
Ardea Biosciences, Inc./DE
filed 2010-05-07
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2010 was 22,778,274.

ARDEA BIOSCIENCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
ARDEA BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$5,727	$11,562
Short-term investments available for sale	32,428	39,329
Receivables	1,365	1,433
Prepaids and other current assets	471	215

Total current assets	39,991	52,539

Property and equipment, net	1,950	1,961
Other assets	509	565

Total assets	$42,450	$55,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,607	$1,916
Accrued clinical liabilities	2,632	4,072
Accrued payroll and employee liabilities	1,447	2,138
Other accrued liabilities	620	769
Current portion of deferred revenue	9,706	9,706
Current portion of long-term debt	3,084	2,995

Total current liabilities	20,096	21,596

Deferred rent	175	160
Non-current portion of deferred revenue	2,427	4,853
Non-current portion of long-term debt	2,544	3,315
Other long-term liabilities	400	400

Commitments and contingencies (see Note 6)

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	374,263	372,091
Accumulated other comprehensive income	20	42
Accumulated deficit	(357,493)	(347,410)

Total stockholders’ equity	16,808	24,741

Total liabilities and stockholders’ equity	$42,450	$55,065

Note:	The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
License fees	$2,426	$—
Reimbursable research and development costs	847	—

Total revenues	3,273	—

Operating expenses:
Research and development	10,251	10,996
General and administrative	2,926	2,877

Total operating expenses	13,177	13,873

Loss from operations	(9,904)	(13,873)

Other income (expense):
Interest income	69	136
Interest expense	(261)	(364)
Other income, net	13	(2)

Total other income (expense)	(179)	(230)

Net loss	$(10,083)	$(14,103)

Basic and diluted net loss per share	$(0.54)	$(0.79)

Shares used in computing basic and diluted net loss per share	18,559	17,849

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,,
	2010	2009
Operating activities:
Net loss	$(10,083)	$(14,103)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation	1,613	1,542
Depreciation	136	171
Amortization of debt discount and debt issuance costs	86	117
(Gain)/loss on disposal of property and equipment	—	2
Deferred rent	15	23
Amortization of premium on short-term investments	108	18
Realized gain on short-term investments	(11)	—
Change in operating assets and liabilities:
Receivables	68	205
Prepaids and other assets	(252)	18
Accounts payable	691	(886)
Accrued clinical liabilities	(1,440)	577
Accrued payroll and employee liabilities	(691)	(277)
Other accrued liabilities	(149)	84
Deferred revenue	(2,426)	—

Net cash used for operating activities	(12,335)	(12,509)

Investing activities:
Purchases of short-term investments	(2,498)	(15,819)
Proceeds from sale or maturity of short-term investments	9,280	3,450
Proceeds from sale of property and equipment	—	8
Purchases of property and equipment	(125)	(105)

Net cash provided by (used for) investing activities	6,657	(12,466)

Financing activities:
Payments on long-term debt	(716)	(24)
Net proceeds from issuance of common stock	559	73

Net cash (used for) provided by financing activities	(157)	49

Net decrease in cash and cash equivalents	(5,835)	(24,926)
Cash and cash equivalents at beginning of period	11,562	41,551

Cash and cash equivalents at end of period	$5,727	$16,625

Supplemental schedule of non-cash information:
Net unrealized loss on short-term investments	$(22)	$(87)

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ardea Biosciences, Inc. and its wholly owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2010. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”).
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
Reclassification
Certain amounts in the 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.
Revenue Recognition
The Company’s collaboration arrangements may contain multiple revenue elements and the Company may be eligible for payments made in the form of upfront license fees, research funding, cost reimbursement, milestone payments and royalties.
Revenue from upfront, nonrefundable license fees is recognized over the period that any related services are to be provided by the Company. Amounts received for research funding are recognized as revenue as the research services that are the subject of such funding are performed. Revenue derived from reimbursement of research and development costs in transactions where the Company acts as a principal are recorded as revenue for the gross amount of the reimbursement, and the costs associated with these reimbursements are reflected as a component of research and development expense in the condensed consolidated statements of operations. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator, or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive and its achievability was not reasonably assured at the inception of the applicable agreement. Revenues recognized for royalty payments, if any, are based upon actual net sales of the licensed compounds, as provided by the collaboration arrangement, in the period the sales occur. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on its condensed consolidated balance sheet.
Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of common share equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares and common share equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.
Because the Company has incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations, stock options and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding.
Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive net loss and represent the difference between the Company’s net loss and comprehensive net loss for both periods presented. The following are the components of the Company’s comprehensive net loss (in thousands) for the three months ended March 31:

	Three Months Ended
	March 31,
	2010	2009
Net loss	$10,083	$14,103
Net unrealized loss on short-term investments	22	87

Comprehensive net loss	$10,105	$14,190

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition for the quarter ended March 31, 2010.
In April 2010, FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU No. 2010-17 codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.” ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated results of operations or financial condition.
3. Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, is as follows:
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
The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at March 31, 2010 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted prices in
		active markets for	Significant other	Significant
	Balance at	identical assets	observable inputs	unobservable inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Money market funds	$4,743	$4,743	$—	$—
United States government agency obligations	16,745	—	16,745	—
United States corporate debt securities	3,585	—	3,585	—
United States commercial paper	7,295	—	7,295	—
United States certificates of deposits	3,203	—	3,203	—
Foreign commercial paper	1,600	—	1,600	—

Total	$37,171	$4,743	$32,428	$—

As of March 31, 2010, the Company’s short-term investments consisted of approximately $28,228,000 of available-for-sale securities with contractual maturities of one year or less and approximately $4,200,000 with contractual maturities not to exceed 15 months.

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
The Company considers the carrying amount of cash and cash equivalents, prepaid expenses and other current assets, receivables, accounts payable and accrued liabilities to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of these long-term obligations approximate their carrying value. The Company does apply fair value accounting to its securities available for sale.
Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity. For the three months ended March 31, 2010, the Company recognized approximately $22,000 in net unrealized losses on its short-term investments.
4. Bayer Relationship
In April 2009, the Company entered into a Development and Commercialization License Agreement (the “License Agreement”) with Bayer Health Care AG (“Bayer”). Under the terms of the License Agreement, the Company granted to Bayer a worldwide, exclusive license to develop and commercialize the Company’s mitogen-activated ERK kinase (“MEK”) inhibitors for all indications. In partial consideration for the license, Bayer paid the Company an upfront cash fee of $35 million. The Company is eligible to receive additional cash payments totaling up to $372 million upon achievement of certain development-, regulatory- and sales-based milestones, as well as low double-digit royalties on worldwide sales of products covered under the License Agreement. The Company is responsible for the completion of the Phase 1 and Phase 1/2 studies currently being conducted for RDEA119. The upfront fee, reimbursement of third-party development costs, payments associated with the achieving specific milestones and royalties based on product sales, if any, will be accounted for as separate units of accounting. In addition, the $35 million upfront payment had been recognized on a straight-line basis over a period of approximately 13 months, which was the original period that the Company expected to complete all of its obligations under the License Agreement. In December 2009, the Company revised its estimate of this period extending it to 26 months. The unamortized balance of the license fee as of the date of the change in estimate of approximately $14,559,000 is being recognized over the revised timeline. For the quarter ended March 31, 2010, the Company recognized revenue of approximately $2,426,000 as licenses fees in the condensed consolidated statement of operations.
Participants in a collaborative arrangement are required to report costs incurred and revenues generated from transactions with third parties in each entity’s respective income statement based on whether the participant is considered a principal or an agent. Under the terms of the License Agreement with Bayer and as it pertains to the completion of the ongoing Phase 1 and Phase 1/2 studies, the Company would be considered the principal as the Company is the primary obligor with respect to the third parties, has latitude in establishing price, has discretion in supplier selection and is involved in the determination of product or service specifications. As such, the Company records the gross amount of the reimbursement of third-party development costs for the ongoing clinical trials as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated statement of operations. For the quarter ended March 31, 2010, the Company recognized revenue of approximately $847,000 as reimbursable research and development costs in the condensed consolidated statement of operations.

Revenue from milestone payments, if any, will be recognized upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, the Company will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance under the License Agreement as the related performance obligations are completed.
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
The Company expects to incur total restructuring charges of approximately $820,000, primarily for severance-related costs in connection with the Restructuring Plan. The Company did not incur any expense related to contractual or lease obligations or other exit costs. Total restructuring charges of approximately $793,000 were included in research and development expense and approximately $27,000 in general and administrative expense in 2009. The restructuring charges were primarily recognized during the second and third quarters of 2009. The Company made the final payment under the Restructuring Plan in April 2010.
As of March 31, 2010, the Company has paid $664,000 of the total $669,000 cash restructuring charges. The total non-cash charges of approximately $151,000 are primarily for share-based compensation expense resulting from stock option modifications which were included in research and development expense in the second quarter of 2009.
6. Commitments and Contingencies
Under the Asset Purchase Agreement between Valeant Research and Development, Inc. (“Valeant”) and the Company, dated December 21, 2006, the Company is obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of certain products. The aggregate contingent liability of up to $42,000,000 in milestone payments for the programs covered under the Asset Purchase Agreement is considered a liability in the ordinary course of business. Each milestone payment will be recorded when the related contingency is resolved and consideration is issued or becomes issuable, none of which have occurred as of March 31, 2010.

7. Long-term Debt
During the first quarter of 2010, the Company did not enter into any new long-term debt obligations. The following is a summary of the Company’s long-term debt obligations as of March 31, 2010:

Years ended December 31,	Notes Payable	Capital Lease

2010 (remaining nine months of the year)	$2,606	$87
2011	3,875	78
2012	46	—
2013	45	—
2014	45	—
Thereafter	19	—

Total	6,636	165
Less unamortized discount	(115)	—
Less amount representing interest	(1,051)	(7)

Total balance	5,470	158
Less current portion	(2,974)	(110)

Noncurrent portion of long-term debt	$2,496	$48

8. Stockholders’ Equity
Share-Based Compensation
Share-based compensation expense related to the Company’s equity compensation plans recognized for the three-month periods ended March 31, 2010 and 2009 was approximately $1,613,000 and $1,542,000, respectively. As of March 31, 2010, there was $11,977,000 of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.3 years.
The following table summarizes share-based compensation expense for the three months ended March 31, 2010 and 2009 related to employee and director stock options and Employee Stock Purchase Plan (“ESPP”) purchase rights by expense category (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Research and development	$684	$674
General and administrative	929	868

Share-based compensation expense included in operating expenses	$1,613	$1,542

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	March 31,
	2010	2009
Options:
Risk-free interest rate	2.8%	1.8%
Dividend yield	0.0%	0.0%
Volatility	78.3%	78.0%
Expected life (years)	5.5-6.1	5.5

The Company estimates the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model. A new offering period begins every six months in May and November of each year. For the three months ended March 31, 2010 and 2009, there were no new offering periods or ESPP purchase rights granted.
9. Income Taxes
Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company’s ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2010.
The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company’s unrecognized tax benefits since December 31, 2009 and as such, disclosures included in the Company’s 2009 Annual Report on Form 10-K continue to be relevant for the period ended March 31, 2010.
Provisions in the recently enacted Patient Protection and Affordable Care Act (the “Act”) established funding to provide for a 50% refundable investment tax credit to eligible taxpayers for qualified investments made previously by them in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The Company intends to apply for a tax credit under the Act. However, due to the uncertain nature of the tax credit approval process, the limited funds allocated to the tax credit program and the likely significant number of competing applicants, there can be no assurance that the Company’s application will be approved or what amount of funding, if any, will be awarded. Consequently, the Company will not record a related tax benefit in the financial statements until its application is approved by the Treasury Department.
10. Subsequent Events
In April 2010, the Company completed a public offering of 4,025,000 shares of its common stock, including 525,000 shares sold pursuant to the full exercise of an overallotment option granted to the underwriters. The net proceeds to the Company from the sale of shares in the offering, before expenses and after deducting underwriting discounts and commissions, were approximately $77.1 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on March 12, 2010.
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

Overview and Business Strategy
          Ardea Biosciences, Inc., of San Diego, California, is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of gout, cancer and human immunodeficiency virus (“HIV”). The current status of our development programs is as follows:
Product Portfolio

Product Candidate	Target Indication	Development Status
RDEA594	Gout	Phase 2b ongoing
Next-generation	Gout	Preclinical development ongoing
RDEA119	Cancer	Phase 1 and Phase 1/2 ongoing
RDEA806	HIV	Phase 2a completed
RDEA427	HIV	Phase 0* completed

*	First-in-human micro-dose pharmacokinetic study in normal healthy volunteers.
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
          The RDEA594 Phase 2 development program is nearing completion. To date, results from this program have indicated RDEA594’s broad clinical utility, as follows:
•	When administered as a single agent in a recently completed Phase 2b study, RDEA594 was well tolerated and produced significant sUA reductions. In this randomized, double-blind, placebo-controlled, dose-escalation study of 123 gout patients with hyperuricemia (sUA levels greater than or equal to 8 mg/dL) the primary endpoint was a significant increase in the proportion of patients who achieved a response, defined as a reduction of sUA to < 6 mg/dL after four weeks of treatment, compared to placebo. The primary endpoint was achieved. Reductions in sUA and increased response rates occurred in a dose-related manner and were highly clinically and statistically significant at the two highest doses tested. At the highest dose, there was a 38 percent median reduction in sUA levels after four weeks compared to a 1 percent increase on placebo (p < 0.0001). This translated into a response rate of 45 percent, compared to 0 percent for placebo (p < 0.0001). The response rate at the highest dose in patients with baseline sUA levels of <10 mg/dL (9.2 mg/dL on average) was 58 percent (p = 0.0012). Industry sources indicate that patients with serum urate levels less than 10 mg/dL represent a large majority of the gout patient population. RDEA594 was also well tolerated with a profile of possibly drug-related adverse events comparable to placebo and only two patients (2 percent)

randomized to RDEA594 discontinuing treatment due to an adverse event.
•	In a Phase 2a study, RDEA594 was well tolerated and produced significant reductions in sUA levels when administered as a single agent and when combined with allopurinol in gout patients with hyperuricemia. Significant reductions in sUA were also demonstrated when RDEA594 was administered as a single agent in gout patients with mild to moderate renal impairment. The single-agent reductions and response rates observed with RDEA594 were comparable to those achieved with approved doses of allopurinol and febuxostat. The combination of RDEA594 and allopurinol in gout patients was well tolerated and reduced sUA levels an additional 24 percent compared to allopurinol alone.

•	The combination of RDEA594 and febuxostat in a Phase 1 study in healthy volunteers was well tolerated and resulted in sUA reductions of approximately 70 to 80 percent from baseline.
          Additional data from our Phase 2 development program will include results from a Phase 2b study evaluating 200 mg, 400 mg and 600 mg of RDEA594 as an add-on to allopurinol in patients that do not respond adequately to allopurinol alone, and studies of RDEA594 in subjects with renal impairment.
          Based on preclinical results, our next-generation inhibitors of the URAT1 transporter for the treatment of gout patients with hyperuricemia demonstrate many of the same positive attributes as RDEA594, but with significantly greater potency against the URAT1 transporter. Preclinical development activities with respect to these next-generation product candidates are ongoing.
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
          RDEA427, a next generation NNRTI, is from a chemical class that is distinct from the RDEA806 chemical class. Based on preclinical results, RDEA427 demonstrates many of the same positive attributes as RDEA806, but is more potent, has superior pharmacokinetic properties, and has even greater activity against a wide range of drug-resistant viral isolates, than RDEA806. We have evaluated RDEA427 in a human micro-dose pharmacokinetic study.
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
Revenue Recognition
          Our collaboration arrangements may contain multiple revenue elements and we may be eligible for payments made in the form of upfront license fees, research funding, cost reimbursement, milestone payments and royalties.

          Revenue from upfront, nonrefundable license fees is recognized over the period that any related services are to be provided. Amounts received for research funding are recognized as revenue as the research services that are the subject of such funding are performed. Revenue derived from reimbursement of research and development costs in transactions where we act as a principal are recorded as revenue for the gross amount of the reimbursement, and the costs associated with these reimbursements are reflected as a component of research and development expense in the condensed consolidated statements of operations. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator, or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive and its achievability was not reasonably assured at the inception of the applicable agreement. Revenues recognized for royalty payments, if any, will be based upon actual net sales of the licensed compounds, as provided by the collaboration arrangement, in the period the sales occur. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue on the condensed consolidated balance sheet.
Accrued Clinical Liabilities
          We review and accrue clinical costs based on work performed, which relies on estimates of the services received from other parties and related expenses incurred. Clinical trial-related contracts vary significantly in length, and may be for a fixed amount, based on milestones or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or contain a combination of these elements. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development costs; however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.
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
          We estimate the fair value of stock options granted using the Black-Scholes-Merton, or Black-Scholes, option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including each option’s expected life and price volatility of the underlying stock. Expected volatility is based on our historical stock price volatility. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option and the share purchase right. The expected life of employee stock options represents the average of the contractual term of the options and the weighted-average vesting period, as permitted under the simplified method.
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
Recent Accounting Pronouncements
          See Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations
Three Months Ended March 31, 2010 and 2009
Revenues
          For the three months ended March 31, 2010, revenues totaled $3.3 million. There were no revenues for the three months ended March 31, 2009. The revenue earned in 2010 resulted from the recognition of a portion of the upfront, non-refundable license fee and reimbursement of third-party development costs associated with our MEK inhibitor program under the terms of the license agreement with Bayer. The $35.0 million upfront license fee had been recognized on a straight-line basis over a period of approximately 13 months, which was the original period in which we expected to complete all of our obligations under the License Agreement. In December 2009, we revised our estimate of this period, extending it to 26 months as a result of design modifications to our ongoing RDEA119 clinical trials. The unamortized balance of the license fee as of the date of the change in estimate is being recognized over the revised timeline.
Research and Development Expense
          For the three months ended March 31, 2010, research and development expense decreased to $10.3 million from $11.0 million for the same period in 2009. The decrease in research and development expense for the three months ended March 31, 2010 was primarily due to a decrease in personnel and related costs as a result of savings from our May 2009 restructuring.
General and Administrative Expense
          For the three months ended March 31, 2010, general and administrative expense totaled approximately $2.9 million which was comparable to the balance for the same period in 2009.
Other Income (expense)
          For the three months ended March 31, 2010, other income (expense) was ($0.2) million which was comparable to the balance for the same period in 2009.
Liquidity and Capital Resources
          From inception through March 31, 2010, we have incurred a cumulative net loss of approximately $357.5 million, of which $121.3 million was incurred subsequent to the closing of the asset acquisition from Valeant and the commencement of operating activities as Ardea Biosciences, Inc. We have financed our operations through public and private offerings of securities, revenues from collaborative arrangements, proceeds from our growth capital loan and interest income from invested cash balances.
          In April 2010, we completed a public offering of 4,025,000 shares of our common stock, including 525,000 shares sold pursuant to the full exercise of an overallotment option granted to the underwriters. The net proceeds to us from the sale of shares in the offering of approximately $77.1 million, before expenses and after deducting underwriting discounts and commissions, increased our balance of cash, cash equivalents, and short-term investments to approximately $115 million.
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
          As of March 31, 2010, we had $38.2 million in cash, cash equivalents, and short-term investments, and $1.4 million in receivables, compared to $50.9 million in cash, cash equivalents, and short-term investments, and $1.4 million in receivables as of December 31, 2009. The net decrease in cash, cash equivalents and short-term investments and receivables for 2010 was primarily due to the use of cash to fund our clinical-stage programs, personnel costs and for other general corporate purposes, partially offset by the reimbursement of third-party development costs associated with our MEK inhibitor program under the license agreement with Bayer.
          Under the asset purchase agreement with Valeant, we will be required to pay Valeant $2.0 million after the first patient is dosed in the first Phase 2b study for the NNRTI program and $1.0 million after the first patient is dosed in the first Phase 2b study for the MEK inhibitor program.
          We also enter into agreements from time to time with clinical sites and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based in part upon the number of patients enrolled and the length of their participation in the clinical trials. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with clinical site and contract research organization agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.
          Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following: the rate of progress and cost of our clinical trials and other research and development activities; the scope, prioritization and number of clinical development programs we pursue; the terms and timing of any collaborative, licensing and other arrangements that we may establish; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the costs and timing of regulatory approvals; the cost of establishing or contracting for manufacturing, sales and marketing capabilities; and the effect of competing technological and market developments. We believe that under our current business plan our cash, cash equivalents, and short-term investments, including the $77.1 million in net proceeds from our April 2010 public offering, are sufficient to satisfy our currently projected funding requirements through the completion of our planned Phase 3 program for RDEA594.
          We have no current means of generating material cash flows from operations. There can be no assurance that our product development efforts with respect to any of our product candidates will be successfully completed, that required regulatory approvals will be obtained, or that any products, if introduced, will be successfully marketed or achieve commercial acceptance. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Our ability to obtain new financing may be constrained by unfavorable economic conditions currently affecting financial markets and numerous other factors.
Off-Balance Sheet Arrangements
          We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our consolidated financial condition, expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, corporate bonds, certificates of deposits and commercial paper. Due to the current market conditions, we no longer invest in asset-backed securities. In accordance with our investment policy, we do not invest in auction rate securities. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of operations until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We do not have any foreign currency or other derivative financial instruments.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
          You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this quarterly report on Form 10-Q and in our other filings with the SEC. If any of the following events, described as risks, actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. The risks described below include certain additions and revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and our subsequent filings with the SEC. Risk factors containing such revisions are marked with an asterisk.
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
We will need substantial additional funding and may be unable to raise capital when needed, or at all, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.*
          We believe that under our current business plan our cash, cash equivalents, and short-term investments are sufficient to satisfy our currently projected funding requirements through the completion of our planned Phase 3 program for RDEA594. However, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In addition, we will need to raise substantial additional capital in the future to, among other things:
•	advance our lead product candidates through the regulatory review and approval process;
•	establish and maintain manufacturing, sales and marketing operations;
•	commercialize our product candidates, if any, that receive regulatory approval; and
•	acquire rights to products or product candidates, technologies or businesses.
          Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:
•	the rate of progress and cost of our research and development activities;
•	the scope, prioritization and number of preclinical studies and clinical trials we pursue;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs and timing of regulatory approval;
•	the costs of establishing or contracting for manufacturing, sales and marketing capabilities;
•	the effects of competing technological and market developments;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or license new technologies, products or product candidates.
          We do not anticipate that we will generate significant continuing revenues for at least several years, if ever. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Our ability to obtain new financing may be constrained by unfavorable economic conditions affecting financial markets and numerous other factors. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts.
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
          Our short-term investments consist primarily of securities of the United States government’s federal agencies, entities controlled by the federal government and United States commercial paper, corporate debt securities and certificates of deposits. These investments are subject to general credit, liquidity, market and interest rate risks, which may further be exacerbated by United States sub-prime mortgage defaults and other factors, which have affected various sectors of the financial markets and caused credit and liquidity issues. During the quarter ended March 31, 2010, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other than temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.
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
          Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office issued revised regulations affecting prosecution before that office, and various pieces of legislation, including patent reform acts, have been introduced or discussed in the U.S. Senate and Congress in the past few years. If implemented, or following final resolution of pending legislation, new regulations or legislation could, among other things, restrict our ability to prosecute applications in the U.S. Patent and Trademark Office, limit the number of patent claims in applications that we have previously filed or intend to file, and may lower the threshold required for competitors to challenge our patents in the U.S. Patent and Trademark Office after they have been granted. Accordingly, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even with respect to patents that have issued or will issue, we cannot guarantee that the claims of these patents are, or will be valid, enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. For example:
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
If we cannot establish pricing of our product candidates acceptable to the United States or foreign governments, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, any product sales will be severely hindered.*
          The continuing efforts of the United States and foreign governments, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make the products we develop commercially viable. Our ability to commercialize any product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments.
          In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the United States, comprehensive health care reform legislation was recently enacted by the federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The trend toward managed health care in the United States will continue to put pressure on the rate of adoption and pricing of prescription pharmaceuticals, which may result in lower prices for our product candidates.
          While we are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect the recently enacted federal health care reform legislation will have on our business, such regulations could have a material adverse effect on our potential revenues and gross margins. We are currently evaluating the new federal health care reform legislation to determine its impact on our business and potential revenues.
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

Risks Related to Our Common Stock
Directors, executive officers, principal stockholders and affiliated entities beneficially own or control a significant majority of our outstanding voting common stock and together control our activities.*
          Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant majority of our outstanding securities. Two of our directors and their affiliated entities own collectively approximately 40% of our outstanding shares of common stock. These stockholders, if they determine to vote in the same manner, would control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.
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

Ardea Biosciences, Inc.
Date: May 7, 2010	/s/ Barry D. Quart
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