Form 10-Q
period 2010-06-30
Ardea Biosciences, Inc./DE
filed 2010-08-06
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 30, 2010 was 22,883,994.

ARDEA BIOSCIENCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
ARDEA BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$9,557	$11,562
Short-term investments available for sale	93,778	39,329
Receivables	1,844	1,433
Prepaids and other current assets	808	215

Total current assets	105,987	52,539

Property and equipment, net	2,035	1,961
Other assets	460	565

Total assets	$108,482	$55,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,051	$1,916
Accrued clinical liabilities	3,807	4,072
Accrued payroll and employee liabilities	1,970	2,138
Other accrued liabilities	873	769
Current portion of deferred revenue	9,706	9,706
Current portion of long-term debt	3,176	2,995

Total current liabilities	21,583	21,596

Deferred rent	185	160
Non-current portion of deferred revenue	—	4,853
Non-current portion of long-term debt	1,745	3,315
Other long-term liabilities	400	400

Commitments and contingencies (see Note 6)

Stockholders’ equity:
Common stock	23	18
Additional paid-in capital	454,786	372,091
Accumulated other comprehensive income	40	42
Accumulated deficit	(370,280)	(347,410)

Total stockholders’ equity	84,569	24,741

Total liabilities and stockholders’ equity	$108,482	$55,065

Note: The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
License fees	$2,426	$5,013	$4,853	$5,013
Reimbursable research and development costs	1,095	499	1,942	499

Total revenues	3,521	5,512	6,795	5,512

Operating expenses:
Research and development	12,884	10,725	23,135	21,721
General and administrative	3,319	2,526	6,246	5,403

Total operating expenses	16,203	13,251	29,381	27,124

Loss from operations	(12,682)	(7,739)	(22,586)	(21,612)

Other income (expense):
Interest income	111	119	180	255
Interest expense	(229)	(348)	(490)	(712)
Other income, net	13	5	26	3

Total other income (expense)	(105)	(224)	(284)	(454)

Net loss	$(12,787)	$(7,963)	$(22,870)	$(22,066)

Basic and diluted net loss per share	$(0.57)	$(0.44)	$(1.11)	$(1.23)

Shares used in computing basic and diluted net loss per share	22,556	18,004	20,568	17,927

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net loss	$(22,870)	$(22,066)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Share-based compensation	3,457	3,051
Depreciation	268	334
Amortization of debt discount and debt issuance costs	162	230
Loss on disposal of property and equipment	1	17
Deferred rent	25	41
Amortization of premium on short-term investments	320	80
Realized gain on short-term investments	(23)	(18)
Change in operating assets and liabilities:
Receivables	(411)	(281)
Prepaids and other assets	(586)	(160)
Accounts payable	135	(826)
Accrued clinical liabilities	(265)	1,080
Accrued payroll and employee liabilities	(168)	76
Other accrued liabilities	104	84
Deferred revenue	(4,853)	29,987

Net cash (used for) provided by operating activities	(24,704)	11,629

Investing activities:
Purchases of short-term investments	(90,486)	(25,015)
Proceeds from sale or maturity of short-term investments	35,738	18,567
Proceeds from sale of property and equipment	25	9
Purchases of property and equipment	(368)	(188)

Net cash used for investing activities	(55,091)	(6,627)

Financing activities:
Payments on long-term debt	(1,453)	(680)
Net proceeds from issuance of common stock	79,243	1,760

Net cash provided by financing activities	77,790	1,080

Net (decrease) increase in cash and cash equivalents	(2,005)	6,082
Cash and cash equivalents at beginning of period	11,562	41,551

Cash and cash equivalents at end of period	$9,557	$47,633

Supplemental schedule of non-cash information:
Net unrealized loss on short-term investments	$(2)	$(120)

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ardea Biosciences, Inc. and its wholly owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2010. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”).
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
Because the Company has incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations, stock options, stock subject to repurchase and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. There were no unvested common shares subject to repurchase for the three and six months ended June 30, 2009. The number of weighted-average unvested common shares subject to repurchase for the three and six months ended June 30, 2010 were 23,626 and 11,878, respectively.
Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive net loss and represent the difference between the Company’s net loss and comprehensive net loss for both periods presented. The following are the components of the Company’s comprehensive net loss (in thousands) for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$12,787	$7,963	$22,870	$22,066
Net unrealized (gains) losses on short-term investments	(20)	33	2	120

Comprehensive net loss	$12,767	$7,996	$22,872	$22,186

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition for the three and six months ended June 30, 2010.

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
The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at June 30, 2010 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
	Balance at	assets	inputs	inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Money market funds	$4,573	$4,573	$—	$—
United States government and agency obligations	64,665	9,985	54,680	—
United States corporate debt securities	7,720	—	7,720	—
United States commercial paper	20,592	—	20,592	—
United States certificates of deposit	3,201	—	3,201	—
Foreign certificates of deposit	1,600	—	1,600	—

Total	$102,351	$14,558	$87,793	$—

As of June 30, 2010, the Company’s short-term investments consisted of approximately $74,225,000 of available-for-sale securities with contractual maturities of one year or less and approximately $19,553,000 with contractual maturities not to exceed 15 months.
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
The Company considers the carrying amount of cash and cash equivalents, prepaid expenses and other current assets, receivables, accounts payable and accrued liabilities to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of these long-term obligations approximate their carrying value. The Company applies fair value accounting to its securities available for sale.
Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity. For the three and six months ended June 30, 2010, the Company recognized approximately $20,000 in net unrealized gains and $2,000 in net unrealized losses, respectively, on its short-term investments.
4. Bayer Relationship
In April 2009, the Company entered into a Development and Commercialization License Agreement (the “License Agreement”) with Bayer HealthCare AG (“Bayer”). Under the terms of the License Agreement, the Company granted to Bayer a worldwide, exclusive license to develop and commercialize the Company’s mitogen-activated ERK kinase (“MEK”) inhibitors for all indications. In partial consideration for the license, Bayer paid the Company an upfront cash fee of $35 million. The Company is eligible to receive additional cash payments totaling up to $372 million upon achievement of certain development-, regulatory- and sales-based milestones, as well as low double-digit royalties on worldwide sales of products covered under the License Agreement. The Company is responsible for the completion of the Phase 1 and Phase 1/2 studies currently being conducted for RDEA119. Bayer is responsible for reimbursing the Company for third-party development costs associated with the studies, up to a specified amount. The upfront fee, reimbursement of third-party development costs, payments associated with achieving specific milestones and royalties based on product sales, if any, will be accounted for as separate units of accounting. In addition, the $35 million upfront payment had been recognized on a straight-line basis over a period of approximately 13 months, which was the original period that the Company expected to complete all of its obligations under the License Agreement. In December 2009, the Company revised its estimate of this period extending it to 26 months. The unamortized balance of the license fee as of the date of the change in estimate of approximately $14,559,000 is being recognized over the revised timeline. For the three and six months ended June 30, 2010, the Company recognized revenue of approximately $2,426,000 and $4,853,000, respectively, as licenses fees in the condensed consolidated statement of operations.
Participants in a collaborative arrangement are required to report costs incurred and revenues generated from transactions with third parties in each entity’s respective income statement based on whether the participant is considered a principal or an agent. Under the terms of the License Agreement with Bayer and as it pertains to the completion of the ongoing Phase 1 and Phase 1/2 studies, the Company would be considered the principal as the Company is the primary obligor with respect to the third parties, has latitude in establishing price, has discretion in supplier selection and is involved in the determination of product or service specifications. As such, the Company records the gross amount of the reimbursement of third-party development costs for the ongoing clinical trials as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated statement of operations. In July 2010, the ongoing clinical trial cost reimbursement amount was increased to include the effect of study design changes previously agreed to by both parties. For the three and six months ended June 30, 2010, the Company recognized revenue of approximately $1,095,000 and $1,942,000, respectively, as reimbursable research and development costs in the condensed consolidated statement of operations.

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
The Company incurred total restructuring charges of approximately $820,000, primarily for severance-related costs in connection with the Restructuring Plan. The Company did not incur any expense related to contractual or lease obligations or other exit costs. Total restructuring charges of approximately $793,000 were included in research and development expense and approximately $27,000 in general and administrative expense in 2009. The restructuring charges were primarily recognized during the second and third quarters of 2009. The Company made the final payment under the Restructuring Plan in April 2010.
As of June 30, 2010, the Company has paid all of the cash restructuring charges of approximately $669,000. The total non-cash charges of approximately $151,000 are primarily for share-based compensation expense resulting from stock option modifications which were included in research and development expense in the second quarter of 2009.
6. Commitments and Contingencies
Under the Asset Purchase Agreement between Valeant Research and Development, Inc. (“Valeant”) and the Company, dated December 21, 2006, the Company is obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of certain products. The aggregate contingent liability of up to $42,000,000 in milestone payments for the programs covered under the Asset Purchase Agreement is considered a liability in the ordinary course of business. Each milestone payment will be recorded when the related contingency is resolved and consideration is issued or becomes issuable, none of which have occurred as of June 30, 2010.

7. Long-term Debt
During the first half of 2010, the Company did not enter into any new long-term debt obligations. The following is a summary of the Company’s long-term debt obligations as of June 30, 2010:

	Notes Payable	Capital Lease

Years ended December 31,
2010 (remaining six months of the year)	$1,737	$58
2011	3,875	78
2012	46	—
2013	45	—
2014	45	—
Thereafter.	19	—

Total	5,767	136
Less unamortized discount	(85)	—
Less amount representing interest	(892)	(5)

Total balance	4,790	131
Less current portion	(3,064)	(112)

Noncurrent portion of long-term debt	$1,726	$19

8. Stockholders’ Equity
Common Stock
In April 2010, the Company completed a public offering of 4,025,000 shares of its common stock, including 525,000 shares sold pursuant to the full exercise of an overallotment option granted to the underwriters. The net proceeds to the Company from the sale of shares in the offering was approximately $76.8 million after deducting underwriting discounts and commissions and offering expenses.
Share-Based Compensation
Share-based compensation expense related to the Company’s equity compensation plans recognized for the three-month periods ended June 30, 2010 and 2009 was approximately $1,843,000 and $1,509,000, respectively, and $3,457,000 and $3,051,000 for the six-month periods ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was $13,414,000 of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.3 years.
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2010 and 2009 related to employee and director stock options, restricted stock awards and Employee Stock Purchase Plan (“ESPP”) purchase rights by expense category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Research and development	$743	$679	$1,427	$1,353
General and administrative	1,100	830	2,030	1,698

Share-based compensation expense included in operating expenses	$1,843	$1,509	$3,457	$3,051

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:
Options:

	June 30,
	2010	2009
Risk-free interest rate	2.7%	2.1%
Dividend yield	0.0%	0.0%
Volatility	78.8%	78.0%
Expected life (years)	5.5-6.1	5.5-6.1
The Company estimates the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model. A new offering period begins every six months in May and November of each year. The following are the weighted-average assumptions used to value the new offering periods which began in the second quarter of 2010 and 2009:
ESPP:

	June 30,
	2010	2009
Risk-free interest rate	0.5%	0.7%
Dividend yield	0.0%	0.0%
Volatility	66.0%	101.4%
Expected life (years)	1.3	1.3
9. Income Taxes
Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company’s ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of June 30, 2010.
The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company’s unrecognized tax benefits since December 31, 2009 and as such, disclosures included in the Company’s 2009 Annual Report on Form 10-K continue to be relevant for the period ended June 30, 2010.
Provisions in the recently enacted Patient Protection and Affordable Care Act (the “Act”) established funding to provide for a 50% refundable investment tax credit to eligible taxpayers for qualified investments made previously by them in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The Company has applied for a tax credit under the Act. However, due to the uncertain nature of the tax credit approval process, the limited funds allocated to the tax credit program and the likely significant number of competing applicants, there can be no assurance that the Company’s application will be approved or what amount of funding, if any, will be awarded. Consequently, the Company will not record a related tax benefit in the financial statements until its application is approved by the Treasury Department.
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
Overview and Business Strategy
          Ardea Biosciences, Inc., of San Diego, California, is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of serious diseases. The current status of our development programs is as follows:
Product Portfolio

Product Candidate	Target Indication	Development Status
RDEA594	Gout	Phase 2b ongoing

Next-generation	Gout	Preclinical development ongoing

RDEA119	Cancer	Phase 1 and Phase 1/2 ongoing

Multiple candidates	HIV	Further development will be dependent upon our ability to partner this program
GOUT
          Gout is a painful and debilitating disease caused by abnormally elevated levels of uric acid in the blood stream. While gout is a treatable condition, there are limited treatment options, and a number of adverse effects are associated with most current therapies.
          Approximately 90 percent of gout patients are considered to have a defect in their ability to excrete sufficient amounts of uric acid and are classified as “under-excreters” of uric acid, which leads to excessive levels of uric acid in the blood (Rheumatology 2007; 46:215—219). Our most advanced product candidate, RDEA594, is a selective inhibitor of URAT1, a transporter in the kidney that regulates uric acid excretion from the body. RDEA594 normalizes the amount of uric acid excreted by gout patients. Since the majority of gout patients are “under-excreters”, normalizing uric acid excretion by moderating URAT1 transporter activity with RDEA594 may provide the most physiologically appropriate and effective means of reducing blood or serum uric acid (sUA) levels when used alone or in combination with other sUA lowering agents, such as allopurinol or febuxostat (Uloric®, Takeda Pharmaceutical Company Limited; Adenuric®, Ipsen and Menarini), which act by reducing the production of uric acid in the body.

To date, results from our Phase 2 development program have indicated RDEA594’s broad clinical utility, as follows:
•	When administered as a single agent in a Phase 2b study, RDEA594 was well tolerated and produced significant reductions in uric acid in the blood. In this randomized, double-blind, placebo-controlled, dose-escalation study of 123 gout patients with hyperuricemia (sUA levels greater than or equal to 8 mg/dL) the primary endpoint was a significant increase in the proportion of patients who achieved a response, defined as a reduction of uric acid in the blood to < 6 mg/dL after four weeks of treatment, compared to placebo. The primary endpoint was achieved, uric acid decreased and response rates increased in a dose-related manner and were highly clinically and statistically significant at the two highest doses tested. At the highest dose the response rate was 60 percent, compared to 0 percent for placebo (p < 0.0001). The response rate at the highest dose in patients with baseline sUA levels of <10 mg/dL was 75 percent (p = 0.0001). Patients with sUA levels less than 10 mg/dL represent the majority of the gout patients in clinical practice. RDEA594 was also well tolerated in this study.

•	The combination of RDEA594 and allopurinol in a Phase 2a study in gout patients was well tolerated and reduced sUA levels an additional 24 percent compared to allopurinol alone. Interim results from an ongoing Phase 1b clinical pharmacology study of RDEA594 in combination with allopurinol demonstrated that the combination was well tolerated and produced 100 percent response rates in gout patients receiving two different doses of RDEA594 in combination with allopurinol.

•	The combination of RDEA594 and febuxostat in a Phase 1 study in healthy volunteers was well tolerated and resulted in sUA reductions of approximately 70 to 80 percent from baseline.

•	Results from multiple studies have indicated that the activity of RDEA594 is not diminished in patients with mild to moderate renal impairment.
          Additional results from our Phase 2 development program will include data from a Phase 2b study evaluating 200 mg, 400 mg and 600 mg of RDEA594 as an add-on to allopurinol in patients that do not respond adequately to allopurinol alone, additional data from a Phase 1b clinical pharmacology study evaluating the combination of RDEA594 and allopurinol in gout patients and results from a Phase 1b dose-ranging study of RDEA594 in combination with febuxostat in gout patients.
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
          We have identified the maximum tolerated dose (“MTD”) of RDEA119 in our ongoing Phase 1 study as a single agent in advanced cancer patients with different tumor types and our Phase 1/2 study in combination with sorafenib. Dosing in the MTD expansion cohorts of both studies is ongoing.

HIV
          We have developed multiple product candidates from our HIV program including RDEA806, a non-nucleoside reverse transcriptase inhibitor, or NNRTI, for the treatment of HIV, which has successfully completed Phase 1 and Phase 2a studies and has been evaluated in over 250 subjects. Results from a Phase 2a monotherapy proof-of-concept study of RDEA806 demonstrated placebo-adjusted plasma viral load reductions of up to 2.0 log10 on day 8 with once-daily dosing of RDEA806. All dosing regimens tested were well tolerated in this study.
          We have also developed RDEA427, a next generation NNRTI, that is from a chemical class that is distinct from the RDEA806 chemical class. Based on preclinical results, RDEA427 demonstrates many of the same positive attributes as RDEA806, but is more potent, has superior pharmacokinetic properties, and has even greater activity against a wide range of drug-resistant viral isolates, than RDEA806. We have evaluated RDEA427 in a human micro-dose pharmacokinetic study.
          Further development of RDEA806 and RDEA427 will be dependent upon our ability to partner this program.
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
Results of Operations
Three and Six Months Ended June 30, 2010 and 2009
Revenues
          For the three and six months ended June 30, 2010, revenues totaled $3.5 million and $6.8 million, respectively. For both the three and six months ended June 30, 2009, revenues totaled $5.5 million. The revenue earned in 2009 and 2010 resulted from the recognition of a portion of the upfront, non-refundable license fee and reimbursement of third-party development costs associated with our MEK inhibitor program under the terms of the license agreement with Bayer. The $35.0 million upfront license fee had been recognized on a straight-line basis over a period of approximately 13 months, which was the original period in which we expected to complete all of our obligations under the License Agreement. In December 2009, we revised our estimate of this period, extending it to 26 months as a result of design modifications to our ongoing RDEA119 clinical trials. The unamortized balance of the license fee as of the date of the change in estimate is being recognized over the revised timeline.
Research and Development Expense
          For the three and six months ended June 30, 2010, research and development expense increased to $12.9 million and $23.1 million, respectively, from $10.7 million and $21.7 million for the same periods in 2009. The increase in research and development expense for the three and six months ended June 30, 2010 was primarily due to the continued development and progression of our clinical and preclinical programs, which included increased spending of approximately $2.6 million on clinical research organizations and investigator grants for both the three and six months ended June 30, 2010. This increase was partially offset by a decrease in personnel and related costs as a result of savings from our May 2009 restructuring.
General and Administrative Expense
          For the three and six months ended June 30, 2010, general and administrative expense increased to $3.3 million and $6.2 million, respectively, from $2.5 million and $5.4 million for the same periods in 2009. The increase in general and administrative expense for the three and six months ended June 30, 2010 was primarily due to an increase in personnel costs and share-based compensation expense.
Other Income (expense)
          For the three and six months ended June 30, 2010, other income (expense) decreased to ($0.1) million and ($0.3) million net other expense, respectively, from ($0.2) million and ($0.5) million net other expense for the same periods in 2009. The decrease in net other expense for the three and six months ended June 30, 2010 was primarily due to a decrease in interest expense associated with our growth capital loan, tenant improvements loan and capital lease obligation entered into in 2008.
Liquidity and Capital Resources
          From inception through June 30, 2010, we have incurred a cumulative net loss of approximately $370.3 million, of which $134.1 million was incurred subsequent to the closing of the asset acquisition from Valeant and the commencement of operating activities as Ardea Biosciences, Inc. We have financed our operations through public and private offerings of securities, revenues from collaborative arrangements, proceeds from our growth capital loan and interest income from invested cash balances.

          In April 2010, we completed a public offering of 4,025,000 shares of our common stock, including 525,000 shares sold pursuant to the full exercise of an overallotment option granted to the underwriters. The net proceeds to us from the sale of shares in the offering was approximately $76.8 million after deducting underwriting discounts and commissions and offering expenses.
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
          As of June 30, 2010, we had $103.3 million in cash, cash equivalents, and short-term investments, and $1.8 million in receivables, compared to $50.9 million in cash, cash equivalents, and short-term investments, and $1.4 million in receivables as of December 31, 2009. The net increase in cash, cash equivalents and short-term investments and receivables for 2010 was primarily due to our April 2010 public offering and the reimbursement of third-party development costs associated with our MEK inhibitor program under the license agreement with Bayer, partially offset by the use of cash to fund our clinical-stage programs, personnel costs and for other general corporate purposes.
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
          Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following: the rate of progress and cost of our clinical trials and other research and development activities; the scope, prioritization and number of clinical development programs we pursue; the terms and timing of any collaborative, licensing and other arrangements that we may establish; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the costs and timing of regulatory approvals; the cost of establishing or contracting for manufacturing, sales and marketing capabilities; and the effect of competing technological and market developments. We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months.

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
We will need substantial additional funding and may be unable to raise capital when needed, or at all, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.*
          We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In addition, we will need to raise substantial additional capital in the future to, among other things:
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
          Our short-term investments consist primarily of securities of the United States government’s federal agencies, entities controlled by the federal government and United States commercial paper, corporate debt securities and certificates of deposits. These investments are subject to general credit, liquidity, market and interest rate risks, which may further be exacerbated by United States sub-prime mortgage defaults and other factors, which have affected various sectors of the financial markets and caused credit and liquidity issues. For the three and six months ended June 30, 2010, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other than temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.
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

ITEM 6.	EXHIBITS

Exhibit
Number	Description
2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

10.1*	Executive Employment Agreement, effective April 6, 2010, between the Company and Stephen R. Davis

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ardea Biosciences, Inc.
Date: August 6, 2010	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ John W. Beck
John W. Beck, C.P.A.
Senior Vice President, Finance and Operations and Chief Financial Officer (As Principal Financial and Accounting Officer)

ARDEA BIOSCIENCES, INC.
INDEX TO EXHIBITS

Exhibit
Number	Description
2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

10.1*	Executive Employment Agreement, effective April 6, 2010, between the Company and Stephen R. Davis

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.