Form 10-Q
period 2010-09-30
Ardea Biosciences, Inc./DE
filed 2010-11-09
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 29, 2010 was 23,186,396.

ARDEA BIOSCIENCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
ARDEA BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$6,115	$11,562
Short-term investments available for sale	83,331	39,329
Receivables	2,792	1,433
Prepaids and other current assets	690	215

Total current assets	92,928	52,539

Property and equipment, net	2,142	1,961
Other assets	417	565

Total assets	$95,487	$55,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,012	$1,916
Accrued clinical liabilities	4,364	4,072
Accrued payroll and employee liabilities	2,702	2,138
Other accrued liabilities	787	769
Current portion of deferred revenue	4,305	9,706
Current portion of long-term debt	3,279	2,995

Total current liabilities	17,449	21,596

Deferred rent	196	160
Non-current portion of deferred revenue	3,229	4,853
Non-current portion of long-term debt	1,047	3,315
Other long-term liabilities	400	400

Commitments and contingencies (see Note 5)

Stockholders’ equity:
Common stock	23	18
Additional paid-in capital	461,522	372,091
Accumulated other comprehensive income	66	42
Accumulated deficit	(388,445)	(347,410)

Total stockholders’ equity	73,166	24,741

Total liabilities and stockholders’ equity	$95,487	$55,065

Note:	The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.
See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
License fees	$2,171	$8,178	$7,024	$13,191
Reimbursable research and development costs	1,123	991	3,064	1,490

Total revenues	3,294	9,169	10,088	14,681

Operating expenses:
Research and development	14,687	8,999	37,822	30,720
General and administrative	6,669	2,404	12,915	7,807

Total operating expenses	21,356	11,403	50,737	38,527

Loss from operations	(18,062)	(2,234)	(40,649)	(23,846)

Other income (expense):
Interest income	100	65	281	320
Interest expense	(204)	(320)	(693)	(1,032)
Other income, net	1	18	26	21

Total other income (expense)	(103)	(237)	(386)	(691)

Net loss	$(18,165)	$(2,471)	$(41,035)	$(24,537)

Basic and diluted net loss per share	$(0.79)	$(0.13)	$(1.92)	$(1.36)

Shares used in computing basic and diluted net loss per share	22,902	18,327	21,355	18,062

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net loss	$(41,035)	$(24,537)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Share-based compensation	8,954	4,345
Depreciation	429	499
Amortization of debt discount and debt issuance costs	228	334
Loss on disposal of property and equipment	1	16
Deferred rent	36	59
Amortization of premium on short-term investments	638	206
Realized gain on short-term investments	(23)	(24)
Change in operating assets and liabilities:
Receivables	(1,359)	(1,036)
Prepaids and other assets	(465)	(204)
Accounts payable	96	(1,028)
Accrued clinical liabilities	292	(223)
Accrued payroll and employee liabilities	564	78
Other accrued liabilities	18	96
Deferred revenue	(7,025)	21,809

Net cash (used for) provided by operating activities	(38,651)	390

Investing activities:
Purchases of short-term investments	(104,131)	(42,833)
Proceeds from sale or maturity of short-term investments	59,538	29,366
Proceeds from sale of property and equipment	25	11
Purchases of property and equipment	(492)	(288)

Net cash used for investing activities	(45,060)	(13,744)

Financing activities:
Payments on long-term debt	(2,218)	(1,356)
Net proceeds from issuance of common stock	80,482	3,391

Net cash provided by financing activities	78,264	2,035

Net decrease in cash and cash equivalents	(5,447)	(11,319)
Cash and cash equivalents at beginning of period	11,562	41,551

Cash and cash equivalents at end of period	$6,115	$30,232

Supplemental schedule of non-cash information:
Capital lease obligation incurred for property and equipment	$144	$—

Net unrealized gain (loss) on short-term investments	$24	$(120)

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ardea Biosciences, Inc. and its wholly owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2010. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”).
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
Reclassification
Certain amounts in the 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation. These reclassifications did not have an impact on the Company’s results of operations or financial condition for the three and nine months ended September 30, 2010.
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
Because the Company has incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations, stock options, stock subject to repurchase and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. There were no unvested common shares subject to repurchase for the three and nine months ended September 30, 2009. The number of weighted-average unvested common shares subject to repurchase for the three and nine months ended September 30, 2010 was 25,000 and 16,300, respectively.
Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive net loss and represent the difference between the Company’s net loss and comprehensive net loss for both periods presented. The following are the components of the Company’s comprehensive net loss (in thousands) for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$18,165	$2,471	$41,035	$24,537
Net unrealized (gains) losses on short-term investments	(26)	—	(24)	120

Comprehensive net loss	$18,139	$2,471	$41,011	$24,657

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition for the three and nine months ended September 30, 2010.
In April 2010, FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU No. 2010-17 codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.” ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated results of operations or financial condition.
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

The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at September 30, 2010 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted prices in
		active markets for	Significant other	Significant
	Balance at	identical assets	observable inputs	unobservable inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Money market funds	$5,628	$5,628	$—	$—
United States government and agency obligations	63,915	9,993	53,922	—
United States corporate debt securities	9,021	—	9,021	—
United States commercial paper	5,298	—	5,298	—
Foreign commercial paper	3,496	—	3,496	—
United States certificates of deposit	1,601	—	1,601	—

Total	$88,959	$15,621	$73,338	$—

As of September 30, 2010, the Company’s short-term investments consisted of approximately $69,355,000 of available-for-sale securities with contractual maturities of one year or less and approximately $13,976,000 with contractual maturities not to exceed 15 months.
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
The Company considers the carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, receivables, accounts payable and accrued liabilities to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair values of these long-term obligations approximate their carrying value. The Company applies fair value accounting to its securities available for sale.
Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity. For the three and nine months ended September 30, 2010, the Company recognized approximately $26,000 and $24,000 in net unrealized gains, respectively, on its short-term investments.
4. Bayer Relationship
In April 2009, the Company entered into a Development and Commercialization License Agreement (the “License Agreement”) with Bayer HealthCare AG (“Bayer”). Under the terms of the License Agreement, the Company granted to Bayer a worldwide, exclusive license to develop and commercialize the Company’s mitogen-activated ERK kinase (“MEK”) inhibitors for all indications. In partial consideration for the license, Bayer paid the Company an upfront cash fee of $35 million. The Company is eligible to receive additional cash payments totaling up to $372 million upon achievement of certain development-, regulatory- and sales-based milestones, as well as low double-digit royalties on worldwide sales of products covered under the License Agreement. The Company is responsible for the completion of the Phase 1 and Phase 1/2 studies currently being conducted for BAY 86-9766 (formerly known as RDEA119). Bayer is responsible for reimbursing the Company for third-party development costs associated with the studies, up to a specified amount. The upfront fee, reimbursement of third-party development costs, payments associated with achieving specific milestones and royalties based on product sales, if any, will be accounted for as separate units of accounting. In addition, the $35 million upfront payment was originally being recognized on a straight-line basis over a period of approximately 13 months, which was the original period that the Company expected to complete all of its obligations under the License Agreement. In December 2009 and again in September 2010, the Company revised its estimate of this period as a result of design modifications to its ongoing BAY 86-9766 clinical trials, extending it to 38 months. The unamortized balance of the license fee as of the date of the latest change in estimate of approximately $7,738,000 is being recognized over the revised timeline. For the three and nine months ended September 30, 2010, the Company recognized revenue of approximately $2,171,000 and $7,024,000, respectively, as license fees in the condensed consolidated statement of operations.
Participants in a collaborative arrangement are required to report costs incurred and revenues generated from transactions with third parties in each entity’s respective income statement based on whether the participant is considered a principal or an agent. Under the terms of the License Agreement and as it pertains to the completion of the Phase 1 and Phase 1/2 studies, the Company would be considered the principal as the Company is the primary obligor with respect to the third parties, has latitude in establishing price, has discretion in supplier selection and is involved in the determination of product or service specifications. As such, the Company records the gross amount of the reimbursement of third-party development costs for the ongoing clinical trials as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated statement of operations. In July 2010, the ongoing clinical trial cost reimbursement amount was increased to include the effect of study design changes previously agreed to by both parties. For the three and nine months ended September 30, 2010, the Company recognized revenue of approximately $1,123,000 and $3,064,000, respectively, as reimbursable research and development costs in the condensed consolidated statement of operations.
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
5. Commitments and Contingencies
Under the Asset Purchase Agreement (the “Asset Purchase Agreement”) between Valeant Research and Development, Inc. (“Valeant”) and the Company, dated December 21, 2006, the Company is obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of certain products. The aggregate contingent liability of up to $42,000,000 in milestone payments for the programs covered under the Asset Purchase Agreement is considered a liability in the ordinary course of business. Each milestone payment will be recorded when the related contingency is resolved and consideration is issued or becomes issuable, none of which have occurred as of September 30, 2010.

6. Long-term Debt
     The following is a summary of the Company’s long-term debt obligations as of September 30, 2010:

	Notes Payable	Capital Lease
Years ended December 31,
2010 (remaining three months of the year)	$869	$40
2011	3,875	122
2012	45	45
2013	45	45
2014	45	45
Thereafter	19	22

Total	4,898	319
Less unamortized discount	(59)	—
Less amount representing interest	(756)	(76)

Total balance	4,083	243
Less current portion	(3,156)	(123)

Noncurrent portion of long-term debt	$927	$120

7. Stockholders’ Equity
Common Stock
In April 2010, the Company completed a public offering of 4,025,000 shares of its common stock, including 525,000 shares sold pursuant to the full exercise of an overallotment option granted to the underwriters. The net proceeds to the Company from the sale of shares in the offering was approximately $76,814,000 after deducting underwriting discounts and commissions and offering expenses.
For the three and nine months ended September 30, 2010, approximately 184,000 and 478,000 stock options, respectively, were exercised resulting in proceeds to the Company of approximately $1,238,000 and $3,427,000, respectively.
Share-Based Compensation
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2010 and 2009 related to employee and director stock options, restricted stock awards and Employee Stock Purchase Plan (“ESPP”) purchase rights by expense category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Research and development	$1,401	$473	$2,828	$1,826
General and administrative	4,097	821	6,126	2,519

Share-based compensation expense included in operating expenses	$5,498	$1,294	$8,954	$4,345

Included in share-based compensation expense for both the three- and nine-months periods ended September 30, 2010 is share-based compensation expense of approximately $3,832,000 incurred in connection with the departure of certain employees during the third quarter of 2010.

As of September 30, 2010, there was $11,505,000 of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.3 years.
The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	September 30,
Options:	2010	2009
Risk-free interest rate	2.6%	2.2%
Dividend yield	0.0%	0.0%
Volatility	78.7%	77.9%
Expected life (years)	5.5-6.1	5.5-6.1
The Company estimates the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model. A new offering period begins every six months in May and November of each year. For the three month periods ended September 30, 2010 and 2009, there were no new offering periods or ESPP purchase rights granted.
8. Income Taxes
Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company’s ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of September 30, 2010.
The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company’s unrecognized tax benefits since December 31, 2009 and as such, disclosures included in the Company’s 2009 Annual Report on Form 10-K continue to be relevant for the period ended September 30, 2010.
Provisions in the recently enacted Patient Protection and Affordable Care Act (the “Act”) established funding to provide for a 50% refundable investment tax credit to eligible taxpayers for qualified investments made previously by them in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. In November 2010, the Company received notice from the IRS that its applications had been approved and that the Company was being awarded a $733,000 grant. The Company expects the grant to be fully funded in the fourth quarter of 2010, at which time the Company will record the related tax benefit in its financial statements.
9. Subsequent Events
On October 22, 2010, the Company filed a shelf registration statement with the SEC covering the sale of up to $100,000,000 of any combination of common stock and warrants, either individually or in units.

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
Overview and Business Strategy
     Ardea Biosciences, Inc., of San Diego, California, is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of serious diseases. The current status of our development programs is as follows:
Product Portfolio

Product Candidate	Target Indication	Development Status
RDEA594	Gout	Phase 2b ongoing
Next-generation	Gout	Preclinical development ongoing
BAY 86-9766 (formerly known as RDEA119)	Cancer	Phase 1 completed and Phase 1/2 ongoing
Multiple candidates	HIV	Further development will be dependent upon our ability to partner this program
GOUT
     Gout is a painful, debilitating and progressive disease caused by abnormally elevated levels of uric acid in the blood stream. While gout is a treatable condition, there are limited treatment options, and a number of adverse effects are associated with most current therapies.
     Approximately 90 percent of gout patients are considered to have a defect in their ability to excrete sufficient amounts of uric acid and are classified as “under-excreters” of uric acid, which leads to excessive levels of uric acid in the blood. Our most advanced product candidate, RDEA594, is an inhibitor of URAT1, a transporter in the kidney that regulates uric acid excretion from the body. RDEA594 normalizes the amount of uric acid excreted by gout patients. Since the majority of gout patients are “under-excreters”, normalizing uric acid excretion by moderating URAT1 transporter activity with RDEA594 may provide the most physiologically appropriate and effective means of reducing blood or serum urate (“sUA”) levels when used alone or in combination with other sUA lowering agents, such as either of the currently marketed drugs allopurinol or febuxostat (Uloric®), which act by reducing the production of uric acid in the body.
     To date, results from our Phase 2 development program have indicated RDEA594’s clinical utility, as follows:
•	When administered as a single agent in a Phase 2b study (Study 202), RDEA594 was well tolerated and produced significant reductions in uric acid in the blood. In this randomized,

double-blind, placebo-controlled, dose-escalation study of 123 gout patients with hyperuricemia (sUA levels greater than or equal to 8 mg/dL) the primary endpoint was a significant increase in the proportion of patients who achieved a response, defined as a reduction of uric acid in the blood to < 6 mg/dL after four weeks of treatment, compared to placebo. The primary endpoint was achieved, uric acid decreased and response rates increased in a dose-related manner and were highly clinically and statistically significant at the two highest doses tested. At the highest dose the response rate was 60 percent, compared to 0 percent for placebo (p < 0.0001). RDEA594 was also well tolerated in this study.

•	In a Phase 1b clinical pharmacology study evaluating the use of RDEA594 in combination with febuxostat (Study 111) in 21 gout patients with hyperuricemia (sUA greater than or equal to 8 mg/dL), 100 percent of patients receiving the combination of RDEA594 and febuxostat achieved sUA levels below the clinically important target level of 6 mg/dL, compared to 67 percent and 56 percent for patients receiving 40 mg and 80 mg, respectively, of febuxostat alone. At the highest combination doses tested (600 mg RDEA594 combined with 80 mg febuxostat), 100 percent of patients reached sUA levels below 4 mg/dL, with 58 percent achieving levels below 3 mg/dL. No patient achieved these reduced sUA levels on either dose of febuxostat alone. The combination of RDEA594 and febuxostat was also well tolerated, with no serious adverse events or discontinuations due to adverse events and no clinically relevant drug interactions were observed between RDEA594 and febuxostat.

•	The use of RDEA594 in combination with allopurinol has been evaluated in a Phase 2a study (Study 201) in gout patients as well as a Phase 1b clinical pharmacology study (Study 110) in gout patients. In the recently completed Phase 1b study, 100 percent of patients receiving all combinations of RDEA594 and allopurinol achieved sUA reductions to below the 6 mg/dL target. On 300 mg allopurinol alone, only 20 percent of all patients in the study achieved target sUA levels below 6 mg/dL. On 600 mg RDEA594 alone, 67 percent of patients achieved sUA levels below 6 mg/dL, which was significantly higher than the percent reaching target on allopurinol alone (p < 0.05). At the highest combination doses tested, 90 percent of patients also reached sUA levels below 5 mg/dL, and 50 percent reached levels below 4 mg/dL. The combination of RDEA594 and allopurinol was well tolerated, with no serious adverse events or discontinuations that were considered possibly related to RDEA594 or the combination. There were no clinically relevant increases in serum creatinine or ALT in this study. Two patients receiving RDEA594 and colchicine had Grade 4 increases in creatine kinase (CK), one of these, though asymptomatic, was considered to be rhabdomyolysis by the investigator. Both cases were considered possibly related to colchicine and not related to RDEA594. Elevations in CK and rhabdomyolysis are a known side effect of colchicine. One of these patients was also receiving a statin, which is also known to cause CK elevations, particularly when combined with colchicine. Clinically significant elevations in CK have not been observed in more than 400 patients exposed to RDEA594 who were not also receiving colchicine. Furthermore, in a previously reported, randomized, placebo-controlled trial (Study 202), the rate of Grade 4 CK increases was lower in patients receiving RDEA594 plus colchicine (2 percent) than those receiving colchicine alone (4 percent).

•	Results from multiple studies have indicated that the activity of RDEA594 is not diminished in patients with mild to moderate renal impairment.
     Additional results from our Phase 2 development program will include data from a Phase 2b study (Study 203) evaluating 200 mg, 400 mg and 600 mg of RDEA594 as an add-on to allopurinol in patients on a stable dose of allopurinol that do not respond adequately to allopurinol alone.
     Based on preclinical results, our next-generation inhibitors of the URAT1 transporter for the treatment of gout patients with hyperuricemia demonstrate many of the same positive attributes as RDEA594, but with greater potency against the URAT1 transporter. Preclinical development activities with respect to these next-generation product candidates are ongoing.
CANCER
     Mitogen-activated ERK kinase (“MEK”) is believed to play an important role in cancer cell proliferation, apoptosis and metastasis. BAY 86-9766, (formerly known as RDEA119) is a potent and selective inhibitor of MEK in development for the treatment of cancer. In vivo preclinical tests have shown BAY 86-9766 to have potent anti-tumor activity. In addition, preclinical in vitro and in vivo studies of BAY 86-9766 have demonstrated synergistic activity across multiple tumor types when BAY 86-9766 is used in combination with other anti-cancer agents, including sorafenib (Nexavar®, Bayer HealthCare AG (“Bayer”) and Onyx Pharmaceuticals, Inc.).
     In April 2009, we entered into a global license agreement with Bayer to develop and commercialize MEK inhibitors for the treatment of cancer. Under the license agreement, we are responsible for the completion of the Phase 1 and Phase 1/2 studies. Thereafter, Bayer will be responsible for the further development and commercialization of BAY 86-9766 and any of our other MEK inhibitors.
     We have completed our Phase 1 study of BAY 86-9766 as a single agent in advanced cancer patients with different tumor types and we have identified the maximum tolerated dose (“MTD”) of BAY 86-9766 in our Phase 1/2 study in combination with sorafenib. Dosing in the MTD expansion cohort of the Phase 1/2 study is ongoing.
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
Bayer Relationship
     Under the terms of our license agreement with Bayer, we granted to Bayer a worldwide, exclusive license to develop and commercialize our MEK inhibitors for all indications. In June 2009, Bayer paid us a non-refundable, upfront cash payment of $35.0 million in partial consideration for the exclusive right to develop and commercialize our MEK inhibitors. Additional payments under the license agreement with Bayer could total up to $372.0 million upon achievement of certain development, regulatory and sales-based milestones. We are also eligible to receive low double-digit royalties on sales of products under the license agreement. We are responsible for the completion of the Phase 1 and Phase 1/2 studies being conducted for BAY 86-9766.
Valeant Relationship
     In December 2006, we acquired intellectual property and other assets from Valeant Research & Development, Inc. related to RDEA806 and our next generation NNRTI program, and BAY 86-9766 and our next generation MEK inhibitor program. In consideration for the assets purchased from Valeant and subject to the satisfaction of certain conditions, Valeant received certain rights, including the right to receive from us development-based milestone payments and sales-based royalty payments. There is one set of potential milestones totaling up to $25.0 million for RDEA806 and the next generation NNRTI program, and a separate set of potential milestones totaling up to $17.0 million for BAY 86-9766 and the next generation MEK inhibitor program. The first milestone payments of $2.0 million and $1.0 million in the NNRTI program and the MEK inhibitor program, respectively, would be due after the first patient is dosed in the first Phase 2b study. The royalty rates on all products are in the mid-single digits.
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
Results of Operations
Three and Nine Months Ended September 30, 2010 and 2009
Revenues
     For the three and nine months ended September 30, 2010, revenues totaled $3.3 million and $10.1 million, respectively. For the three and nine months ended September 30, 2009, revenues totaled $9.2 million and $14.7 million, respectively. The revenue earned in 2009 and 2010 resulted from the recognition of a portion of the upfront, non-refundable license fee and reimbursement of third-party development costs associated with our MEK inhibitor program under the terms of the license agreement with Bayer. The $35.0 million upfront license fee was originally being recognized on a straight-line basis over a period of approximately 13 months, which was the original period in which we expected to complete all of our obligations under the License Agreement. In December 2009 and again in September 2010, we revised our estimate of this period as a result of design modifications to our ongoing BAY 86-9766 clinical trials, extending it to 38 months. The unamortized balance of the license fee as of the date of the change in estimate is being recognized over the revised timeline. The decrease in revenues for both the three and nine months ended September 30, 2010 was due to the effect of these changes.
Research and Development Expense
     For the three and nine months ended September 30, 2010, research and development expense increased to $14.7 million and $37.8 million, respectively, from $9.0 million and $30.7 million for the same periods in 2009. The increase in research and development expense for the three and nine months ended September 30, 2010 was due primarily to the continued development and progression of our clinical and preclinical programs, resulting in increased spending on clinical research organizations, investigator grants and consultants of approximately $4.4 million and $7.2 million, respectively as well as an increase in non-cash, share-based compensation expense of approximately $0.7 million due to the departure of certain employees during the third quarter of 2010. The increase for the nine months ended September 30, 2010 was partially offset by a decrease in personnel and related costs as a result of savings from our May 2009 restructuring.
General and Administrative Expense
     For the three and nine months ended September 30, 2010, general and administrative expense increased to $6.7 million and $12.9 million, respectively, from $2.4 million and $7.8 million for the same periods in 2009. The increase in general and administrative expense for the three and nine months ended September 30, 2010 was the result of an increase in non-cash, share-based compensation expense of $3.1 million due to the departure of certain employees during the third quarter of 2010. In addition, the increase in general and administrative expense was due to an increase in personnel and related costs and consulting and professional outside services.
Other Income (expense)
     For the three and nine months ended September 30, 2010, other income (expense) decreased to ($0.1) million and ($0.4) million net other expense, respectively, from ($0.2) million and ($0.7) million net other expense for the same periods in 2009. The decrease in net other expense for the three and nine months ended September 30, 2010 was primarily due to a decrease in interest expense associated with our growth capital loan, tenant improvements loan and capital lease obligation entered into in 2008.
Liquidity and Capital Resources
     From inception through September 30, 2010, we have incurred a cumulative net loss of approximately $388.4 million, of which $152.3 million was incurred subsequent to the closing of the asset acquisition from Valeant and the commencement of operating activities as Ardea Biosciences, Inc. We have financed our operations through public and private offerings of securities, revenues from collaborative arrangements, proceeds from our growth capital loan and interest income from invested cash balances.
     In November 2010, we were awarded a $0.7 million grant under the Patient Protection and Affordable Care Act. We expect the grant to be fully funded in the fourth quarter of 2010.
     In April 2010, we completed a public offering of 4,025,000 shares of our common stock, including 525,000 shares sold pursuant to the full exercise of an overallotment option granted to the underwriters. The net proceeds to us from the sale of shares in the offering was approximately $76.8 million after deducting underwriting discounts and commissions and offering expenses.
     In May 2009, we committed to a restructuring plan (the “Restructuring Plan”) intended to conserve our financial resources by focusing on our clinical-stage programs. In combination with other employee attrition since January 1, 2009, the Restructuring Plan resulted in a reduction of approximately 47% of our workforce, with the majority coming from discovery research and associated administrative personnel. Cost savings from the Restructuring Plan, net of severance and related costs, were approximately $2.2 million in 2009.
     In April 2009, we entered into the license agreement with Bayer. Under the terms of the license agreement, we have granted to Bayer a worldwide, exclusive license to develop and commercialize our MEK inhibitors for all indications. In partial consideration for the license, Bayer paid us a non-refundable upfront cash fee of $35.0 million. Bayer is responsible for reimbursing us for third-party development costs associated with certain ongoing studies up to an amount specified in the license agreement. For the three and nine months ended September 30, 2010, we recognized revenue associated with the reimbursement of these third-party development costs of approximately $1,123,000 and $3,064,000, respectively. We believe that the amount available for reimbursement under the license agreement will be sufficient to offset all future third-party development costs that we expect to incur through the completion of these studies as currently planned. We are also eligible to receive additional cash payments totaling up to $372.0 million upon achievement of certain development, regulatory and sales-based milestones, as well as low double-digit royalties on worldwide sales of products covered under the license agreement.
     In December 2008, we raised $30.5 million by selling 2,737,336 newly issued unregistered shares of our common stock and warrants to purchase 684,332 shares of common stock at a total purchase price of approximately $11.17 per unit, with each unit consisting of one share of common stock and a warrant to purchase 0.25 shares of common stock at an exercise price of $11.14 per share.
     As of September 30, 2010, we had $89.4 million in cash, cash equivalents, and short-term investments, and $2.8 million in receivables, compared to $50.9 million in cash, cash equivalents, and short-term investments, and $1.4 million in receivables as of December 31, 2009. The net increase in cash, cash equivalents and short-term investments for 2010 was primarily due to our April 2010 public offering, partially offset by the use of cash to fund our clinical-stage programs, personnel costs and for other general corporate purposes. The increase in receivables for 2010 was due to increased reimbursements of third-party development costs associated with our MEK inhibitor program under the license agreement with Bayer
     Under the asset purchase agreement with Valeant, we will be required to pay Valeant $2.0 million after the first patient is dosed in the first Phase 2b study for the NNRTI program and $1.0 million after the first patient is dosed in the first Phase 2b study for the MEK inhibitor program.
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
     In addition, we have from time to time entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. In the third quarter of 2010, we incurred expenses of approximately $0.5 million related to continuation of salary and other benefits under employment agreements due to the departure of certain employees.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, corporate bonds, certificates of deposits and commercial paper. Due to the current market conditions, we no longer invest in asset-backed securities. In accordance with our investment policy, we do not invest in auction rate securities. As a result of the short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of September 30, 2010. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of operations until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We do not have any foreign currency or other derivative financial instruments.
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

Risks Related to Our Business
Our success depends substantially on our most advanced product candidate, RDEA594. We cannot be certain that this product candidate will receive regulatory approval or be successfully commercialized.*
     We are currently focusing substantially all of our development efforts on our product candidate for the treatment of gout and hyperuricemia, RDEA594, and our near-term prospects depend almost entirely on RDEA594’s successful development and commercialization. We currently have no drug products approved for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. We have not received marketing approval for any of our product candidates. Our near-term success is substantially dependent on our ability to successfully complete the approval process for RDEA594. Obtaining this approval is a lengthy, expensive and uncertain process that could require the expenditure of substantial and unanticipated resources.
     An approval letter from the FDA authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions which can affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
     The FDA has substantial discretion in this drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example the FDA may:
•	not deem a product candidate safe and effective;

•	not find the data from preclinical studies and clinical trials sufficient to support approval;

•	not agree with our interpretation and characterization of efficacy and safety data from our clinical trials;

•	require additional preclinical or clinical studies;

•	not approve of our third-party manufacturers’ processes and facilities; or

•	change its approval policies, adopt new regulations, or provide new guidance or change its view regarding guidance previously provided.
     RDEA594 is close to completing evaluation in Phase 2 clinical trials. We plan to meet with the FDA and the European Medicines Agency, or EMA, for end of Phase 2 meetings to discuss the Phase 2 data with the goal of defining a Phase 3 plan for RDEA594. As part of that plan RDEA594 will need to successfully complete additional pivotal clinical trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive at these end of Phase 2 meetings. Our product candidates may not be approved even if they achieve their specified endpoints in these and future clinical trials. For example, RDEA594 may not be approved even though it achieved its specified endpoints in the Phase 3 clinical trials and met the FDA or EMA guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA or EMA may disagree with our trial design and our interpretation of efficacy and safety data from the Phase 3 clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for those clinical trials. The FDA or EMA may also approve RDEA594 for fewer or more limited indications than we request, may request additional clinical trials prior to approval, or may grant approval contingent on the performance of costly additional clinical trials, which may be required prior to or after approval.

     In addition, the FDA or EMA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of RDEA594. Any failure to obtain regulatory approval of RDEA594 would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.
Development of our products will take years; we may never attain product sales; and we expect to continue to incur net operating losses.*
     We have incurred, and expect to continue to incur, substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to further development of RDEA594, research and development and preclinical and clinical testing of next-generation compounds for the treatment of gout and hyperuricemia and our continued collaboration with Bayer on BAY 86-9766. The amounts paid to advance RDEA594 and the preclinical and clinical development of other product candidates may continue to increase. RDEA594 and any compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales and may never be approved for commercial sales. The time required to achieve product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.
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
Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, we can provide no assurances that RDEA594, BAY 86-9766 or any other of our product candidates will have favorable results in future clinical trials or receive regulatory approval.*
     Positive results from preclinical studies and early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Even if our product candidates achieve positive results in preclinical studies, we will be required to demonstrate through clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. There is no guarantee that the efficacy of any product candidate, including RDEA594, shown in early patient trials will be replicated or maintained in future trials of longer duration and/or larger patient populations. Similarly, favorably safety and tolerability data seen in short-term studies might not replicated in studies of longer duration and/or larger patient populations. Data from additional preclinical studies may also reveal unacceptable levels of toxicity of our product candidates. If any product candidate demonstrates insufficient safety, unacceptable interactions with other medications or insufficient efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

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
     In addition, the commencement of clinical trials may be delayed due to slow or insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Finally, we may delay the commencement of clinical trials with respect to product candidates, as we have with RDEA806 and RDEA427, until we enter into a collaboration or license agreement with another party to fund the clinical trials of such product candidates.
Once clinical testing of RDEA594, BAY 86-9766 and other potential product candidates has commenced, the termination, or delays in the completion, of clinical testing could result in increased costs to us and delay or prevent us from generating revenues.*
     Once a clinical trial for any current or potential product candidate has begun, it may be delayed, suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:
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
If our efforts to develop and commercialize RDEA594 are unsuccessful, we may be required to obtain rights to new products or product candidates from third parties, which we may not be able to do.*
     Our current primary focus is on the advancement of RDEA594 through clinical development, regulatory approval and commercialization. If we are not successful, we may seek to identify and obtain new products or product candidates. Our current internal research and development is limited to activities related to next-generation compounds for the treatment of gout and hypercuricemia. If these activities are insufficient or unsuccessful, we may seek to obtain rights to new products or new product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:
•	our inability to purchase or license products or product candidates on terms that would allow us to make a sufficient financial return from resulting products;

•	competitors may be unwilling to assign or license products or product candidate rights to us; or

•	we may be unable to identify suitable products or product candidates within, or complementary to, our areas of interest or capabilities.
     If we are unable to obtain rights to new products or product candidates from third parties, our ability to generate product revenues and achieve profitability may suffer.
If we successfully complete clinical trials for RDEA594 or any other product candidate, there are no assurances that we will be able to submit, or obtain regulatory approval of, a new drug application.*
     There can be no assurance that even if our clinical trials of RDEA594 or any other potential product candidate are successfully completed, we will be able to submit a NDA to the FDA in the United States or similar application to other regulatory authorities elsewhere in the world, or that any applications we submit will be approved by these regulatory authorities in a timely manner, if at all. If we are unable to submit a NDA or similar application with respect to RDEA594 or any other product candidate, or if any NDA or similar application we submit is not approved by the FDA or other regulatory authorities elsewhere in the world, we will be unable to commercialize that product. These authorities can and do reject new drug applications and require additional clinical trials, even when product candidates have performed well or have achieved favorable results in clinical trials. If we fail to commercialize RDEA594 or any other product candidate, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

If we successfully develop products, but those products do not achieve and maintain market acceptance, our business will not be profitable.
     Even if RDEA594, BAY 86-9766 or other product candidates are approved for commercial sale by the FDA or other regulatory authorities, our profitability and growth will depend on the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, which will in turn depend on a number of factors, including:
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
We will need substantial additional funding and may be unable to raise capital when needed, or at all, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.*
     We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. We may need to raise additional capital to complete the development, regulatory review and approval process and commercial launch of RDEA594. Also, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated or require more capital than currently anticipated. For example, the FDA may require the Phase 3 clinical trials of RDEA594 to be of significantly longer duration or in significantly larger patient populations than we currently expect. In addition, we will need to raise substantial additional capital in the future to, among other things:
•	advance RDEA594 and any other product candidates through the, development and regulatory review and approval process;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize RDEA594 or other product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.
     Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the rate of progress and cost of our research and development activities;

•	the scope, prioritization and number of preclinical studies and clinical trials we pursue;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

•	the effects of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or license new technologies, products or product candidates.
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
     Our short-term investments consist primarily of securities of the United States government’s federal agencies, entities controlled by the federal government and United States commercial paper, corporate debt securities and certificates of deposits. These investments are subject to general credit, liquidity, market and interest rate risks, which may further be exacerbated by United States sub-prime mortgage defaults and other factors, which have affected various sectors of the financial markets and caused credit and liquidity issues. For the three and nine months ended September 30, 2010, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other than temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.
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
     Typically, collaborators, including Bayer, will control the development and commercialization of partnered compounds after entering into a collaboration or license agreement. In addition, we may not have complete access to information about the results and status of our collaborators’ clinical development and regulatory programs and strategies. Our collaborators may not devote adequate resources to the development of our compounds and may not develop or implement a successful clinical or regulatory strategy. We cannot guarantee that any development, regulatory or sales-based milestones in our existing or future collaborations will be achieved on the timelines we anticipate, or at all. We cannot guarantee that we will receive any payments for the achievement of any milestones or royalties on sales of products. In addition, collaborations, including our existing collaboration with Bayer, may be terminated early in certain circumstances, in which case, we may not receive future milestone or royalty payments. Each of these concerns would also apply in the event we choose to enter into a collaboration with a partner for our gout and hyperuricemia program.
     Our ability to enter into new collaborations will depend in part on finding appropriate partners for our development programs. There has recently been increased consolidation and strategic realignment among pharmaceutical companies, particularly in the HIV market. The reduced number of potential partners could make it more difficult to identify a potential partner for our HIV compounds and negotiate and enter into any potential collaboration. Even if potential partners are interested in our programs, we may be unable to agree with potential partners on the value of our development programs or other material terms of a collaboration. For example, the market size and customer demand for RDEA594, if is approved, is difficult to estimate. There have only been two new products for the treatment of gout approved and introduced in the last 40 years, so there is very limited gout market data available.
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
We depend on outside parties to conduct our preclinical and clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing product candidates.*
     We engage clinical investigators and medical institutions to enroll patients in planned clinical trials and contract research organizations to perform data collection and analysis and other aspects of our preclinical studies and clinical trials. As a result, we depend on these clinical investigators, medical institutions and contract research organizations to properly perform the studies and trials. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or excessive expenditures. If there are delays in testing or regulatory approvals as a result of the failure to perform by third-parties, our drug development costs will increase and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. In addition, we may not be able to maintain any of these existing relationships, or establish new ones on acceptable terms, if at all.
We do not have internal manufacturing capabilities, and if we fail to develop and maintain internal capabilities or supply relationships with collaborators or other outside manufacturers, we may be unable to develop or commercialize any products.*
     Our ability to develop and commercialize RDEA594 and any other products we may develop depends in part on our ability to manufacture, or arrange for collaborators or other parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. Our current manufacturing agreements for RDEA594 reflect a much smaller scale than would be required for commercial manufacturing. If these parties do not satisfy their contractual duties or obligations, including with respect to quantity or quality, or meet expected deadlines, our clinical trials may be significantly delayed or compromised and costs would increase. If we need to replace an unsatisfactory manufacture, or increase our capacity, our inability to enter into or maintain manufacturing agreements with collaborators or capable contract manufacturers on acceptable terms could delay or prevent the development and commercialization RDEA594 and any other products, which would adversely affect our ability to generate revenues and would increase our expenses.

If we are unable to establish sales and marketing capabilities or enter into agreements with other parties to sell and market any products we may develop, we may be unable to generate product revenue.
     We do not currently have a sales organization for the sales, marketing and distribution of pharmaceutical products. In order to commercialize RDEA594 or any other products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with other parties to perform these services. We have not yet determined whether we will attempt to establish internal sales and marketing capabilities or enter into agreements with other parties to sell and market any products we may develop. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any product we may develop, we will need to contract with third parties to market and sell any products we may develop. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with other parties, we may not be able to generate product revenue and may not become profitable.
If we are unable to attract and retain key management and scientific staff, we may be unable to successfully develop or commercialize our product candidates.
     We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, our research and drug discovery and development programs depend on our ability to attract and retain highly skilled chemists, biologists and preclinical personnel. If we are unable to hire or retain these employees, we may not be able to advance our research and development programs at the pace we anticipate. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently, we do not have employment agreements with any employees or members of senior management that provide us any guarantee of their continued employment. If we lose members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.
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
If we make any acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.
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
Our business and operations would suffer in the event of system failures.*
     Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed clinical trials for RDEA594 could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidate may be delayed.
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
     Under the terms of the Valeant asset purchase agreement, we agreed to use commercially reasonable efforts to develop the product candidates in the pharmaceutical research and development programs we acquired from Valeant, with the objective of obtaining marketing approval for RDEA806, BAY 86-9766, (formerly known as RDEA119) and the lead product candidates from the next generation NNRTI and MEK inhibitor programs in the United States, the United Kingdom, France, Spain, Italy and Germany. If we have a disagreement with Valeant on whether we have used commercially reasonable efforts to develop such product candidates, then we may be subject to a potential lawsuit or lawsuits from Valeant under the asset purchase agreement. If such a lawsuit was successful, we may be subject to financial losses, our reputation within the pharmaceutical research and development community may be negatively impacted and our business may suffer.

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
     We also face competition from generic products and currently marketed products. For example, several competitors of RDEA594 are products that are already approved for the treatment of gout and hyperuricemia, including allopurinol, Uloric and Krystexxa. Allopurinol is a generic product and the current standard of care for most gout patients. As such, allopurinol is sold for a much lower price than we intend to charge for RDEA594, if approved, and could limit the demand for and the price we are able to charge for, RDEA594. Uloric and Krystexxa are two recently approved products for the treatment of gout. Both of these products have an advantage over RDEA594 in entering and becoming established in the market prior to RDEA594.

If we cannot establish favorable pricing of RDEA594 and other product candidates acceptable to the United States or foreign governments, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, any product sales will be severely hindered.*
     The continuing efforts of the United States and foreign governments, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make the products we develop commercially viable. Our ability to commercialize any product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments.
     In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the United States, comprehensive health care reform legislation was recently enacted by the federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The trend toward managed health care in the United States will continue to manifest itself in the preference for less expensive generic products and put pressure on the rate of adoption and pricing of branded prescription pharmaceuticals, which may result in lower prices for our product candidates. For example, the availability of generic allopurinol for the treatment of gout and hyperuricemia will exert negative pressure in the pricing of RDEA594, if it is approved.
     While we are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect the recently enacted federal health care reform legislation will have on our business, such regulations could have a material adverse effect on our potential revenues and gross margins. We will continue to monitor the effect of the new federal health care reform legislation to determine its impact on our business and potential revenues.
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
ITEM 6. EXHIBITS

Exhibit
Number	Description
2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

10.1*	Form of Stock Issuance Agreement Under 2004 Stock Incentive Plan

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ardea Biosciences, Inc.
Date: November 9, 2010	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ John W. Beck
John W. Beck
Senior Vice President, Finance and Operations and Chief Financial Officer (As Principal Financial and Accounting Officer)

ARDEA BIOSCIENCES, INC.
INDEX TO EXHIBITS

Exhibit
Number	Description
2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

10.1*	Form of Stock Issuance Agreement Under 2004 Stock Incentive Plan

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.