Form 10-K
period 2010-12-31
Ardea Biosciences, Inc./DE
filed 2011-03-11
CIK 1103390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-33734
ARDEA BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3200380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4939 Directors Place San Diego, CA (Address of principal executive offices)	92121 (Zip Code)

Registrant’s telephone number, including area code:
(858) 652-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, par value $0.001 per share	The Nasdaq Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 totaled approximately $213,000,000 based on the closing price of $20.56 as reported by the Nasdaq Global Market. As of March 1, 2011, there were 26,638,103 shares of the Company’s common stock ($0.001 par value) outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2011 annual meeting of stockholders are incorporated by reference into Part III.

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

Overview and Business Strategy

Ardea Biosciences, Inc., of San Diego, California, is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of serious diseases. The current status of our development programs is as follows:

Product Portfolio

Product Candidate	Target Indication	Development Status

Lesinurad (RDEA594)	Gout	Phase 2 completed
Next-generation URAT1 inhibitors	Gout	Preclinical development ongoing
BAY 86-9766 (RDEA119)	Cancer	Phase 2 ongoing

GOUT

Gout is a painful, debilitating and progressive disease caused by abnormally elevated levels of uric acid in the blood stream, or hyperuricemia. While gout is a treatable condition, there are limited treatment options, and a number of adverse effects are associated with most current therapies.

Drugs currently used to treat the underlying cause of gout work by lowering blood or serum uric acid (“sUA”) levels and are referred to as urate-lowering therapies (ULTs). Approximately 90 percent of gout patients are considered to have a defect in their ability to excrete sufficient amounts of uric acid and are classified as “under-excreters” of uric acid, which leads to excessive levels of sUA. Our most advanced product candidate, RDEA594, is an inhibitor of URAT1, a transporter in the kidney that regulates uric acid excretion from the body. In December 2010, the United States Adopted Names Council (USAN) adopted lesinurad, pronounced “le sin’ ure ad”, as the USAN name for RDEA594. Lesinurad normalizes the amount of uric acid excreted by gout patients. Since the majority of gout patients are “under-excreters”, normalizing uric acid excretion by moderating URAT1 transporter activity with lesinurad may provide the most physiologically appropriate means of reducing sUA levels. In addition, because lesinurad works by increasing the excretion of uric acid, it can be used in combination with ULTs that reduce the production of uric acid such as allopurinol or febuxostat (Uloric®, Takeda Pharmaceutical Company Limited).

Approximately 2.5 million gout patients in the United States are prescribed ULTs annually. Allopurinol, the most commonly prescribed ULT in the United States, currently accounts for more than 90 percent of U.S. unit sales of all ULTs. However, in recent controlled clinical studies, only 30-40 percent of gout patients adequately responded to allopurinol, defined as achieving sUA levels of less than 6 mg/dL, the medically recommended target. Febuxostat, the most recently approved ULT in the U.S., has similar response rates in clinical practice according to a 2010 BioTrends Research Group, Inc report. We are developing lesinurad to be used as both monotherapy and in combination with drugs like allopurinol and febuxostat to treat the large number of patients who are intolerant, or not adequately responding to, their current therapy.

Lesinurad has been evaluated in a comprehensive Phase 2 development program designed to demonstrate its clinical utility. Results from this program have shown the following:

•	Positive, top-line results from a Phase 2b study (Study 203) in 208 allopurinol-refractory gout patients demonstrated that adding lesinurad to allopurinol produced highly statistically significant additional reductions in sUA of up to 30 percent over that observed on allopurinol alone. This resulted in a response rate of 79 percent for the 600 mg dose using the more rigorous “intent-to-treat” (ITT) analysis, which considers all patients without efficacy results at week 4 as non-responders, including those who discontinue for any reason. Using a “last observation carried forward” (LOCF) analysis, which was the method utilized for the U.S. approval of febuxostat, 89 percent of patients taking the combination reached the medically recommended target of reducing sUA to below 6 mg/dL at the highest dose tested. Response rates on this study increased in a dose-related manner and were highly clinically and statistically significant at all dose levels when compared to allopurinol alone. The combination of lesinurad and allopurinol was also well tolerated, with no serious adverse events and only two discontinuations due to adverse events on the combination.

•	In a Phase 1b clinical pharmacology study evaluating the use of lesinurad in combination with febuxostat (Study 111) in 21 gout patients with hyperuricemia (sUA greater than or equal to 8 mg/dL), 100 percent of patients receiving the combination of lesinurad and febuxostat achieved sUA levels below the medically recommended target level of 6 mg/dL, compared to 67 percent and 56 percent for patients receiving 40 mg and 80 mg, respectively, of febuxostat alone. At the highest combination doses tested (600 mg lesinurad combined with 80 mg febuxostat), 100 percent of patients reached sUA levels below 4 mg/dL, with 58 percent achieving levels below 3 mg/dL. No patient achieved these reduced sUA levels on either dose of febuxostat alone. The combination of lesinurad and febuxostat was also well tolerated, with no serious adverse events or discontinuations due to adverse events and no clinically relevant drug interactions observed between lesinurad and febuxostat.

•	In a 20-patient Phase 1b clinical pharmacology study evaluating the use of lesinurad in combination with 300 mg of allopurinol (Study 110) in gout patients with hyperuricemia (sUA greater than or equal to 8mg/dL), 100 percent of patients at all combination doses evaluated achieved sUA levels below the target of 6 mg/dL, compared to 20 percent of patients on allopurinol alone. The combination of lesinurad and allopurinol was well tolerated, with no serious adverse events or discontinuations that were considered possibly related to lesinurad or the combination.

•	When administered as a single agent in a Phase 2b study (Study 202), lesinurad was well tolerated and produced significant reductions in uric acid in the blood. In this randomized, double-blind, placebo-controlled, dose-escalation study of 123 gout patients with hyperuricemia, uric acid levels decreased and response rates increased in a dose-related manner and were highly clinically and statistically significant at the two highest doses tested. At the highest dose, the response rate was 60 percent, compared to 0 percent for placebo (p < 0.0001). Lesinurad was also well tolerated in this study, with no serious adverse events and only two discontinuations due to adverse events on lesinurad.

•	Results from multiple studies have indicated that the activity of lesinurad is not diminished in patients with mild renal impairment. A smaller dataset from Study 202 indicate that after 4 weeks of monotherapy with lesinurad, patients with moderate renal impairment had similar reductions in sUA as compared to patients with no renal impairment.

•	Based on findings thus far, single and multiple doses of lesinurad from 5 mg to 600 mg appear to be well tolerated and safe both alone and in combination with allopurinol or febuxostat.

We plan to meet with the FDA and the European Medicines Agency, or EMA, for end-of-Phase 2 meetings to discuss the Phase 2 data with the goal of defining a Phase 3 plan for lesinurad.

We are also developing next-generation inhibitors of the URAT1 transporter for the treatment of gout patients with hyperuricemia. Based on preclinical results, our next-generation inhibitors demonstrate many of the same positive attributes as lesinurad, but with greater potency against the URAT1 transporter. Preclinical development activities with respect to these next-generation product candidates are ongoing.

CANCER

Mitogen-activated ERK kinase (“MEK”) is believed to play an important role in cancer cell proliferation, programmed cell death, or apoptosis, and the spread of cancer from one organ or part to another non-adjacent organ or part, or metastasis. BAY 86-9766, formerly known as RDEA119, is a potent and highly selective inhibitor of MEK currently in Phase 2 development for the treatment of cancer.

Preclinical and clinical data suggest that BAY 86-9766 (RDEA119) has favorable properties, including once-daily oral dosing and excellent selectivity. In addition, BAY 86-9766 (RDEA119) has been shown to suppress tumor cell growth in vitro and in vivo. Preclinical in vitro and in vivo oncology studies of BAY 86-9766 (RDEA119) have demonstrated significant potential synergy across multiple tumor types when used in combination with other anti-cancer agents, including sorafenib (Nexavar®, Bayer HealthCare AG (“Bayer”) and Onyx Pharmaceuticals, Inc.).

In April 2009, we entered into a global license agreement with Bayer to develop and commercialize our MEK inhibitors for the treatment of cancer. Under the license agreement, we are responsible for completion of the Phase 1 and Phase 1/2 studies that were underway when we entered into the agreement. Bayer is responsible for reimbursing us for third-party development costs associated with these studies, up to a specified amount. Thereafter, Bayer will be responsible for the further development and commercialization of BAY 86-9766 (RDEA119) and any of our other MEK inhibitors.

We have completed our Phase 1 study of BAY 86-9766 (RDEA119) as a single agent in advanced cancer patients with different tumor types and we have identified the maximum tolerated dose (“MTD”) of BAY 86-9766 (RDEA119) in our Phase 1/2 study in combination with sorafenib. Dosing in the MTD expansion cohort of the Phase 1/2 study is ongoing.

Phase 1 results to date in refractory patients with advanced solid tumors have demonstrated that BAY 86-9766 (RDEA119) is well tolerated and a number of patients achieved stable disease or partial response to treatment. Based on the promising preclinical and Phase 1/2 results, Bayer recently initiated a Phase 2 study of BAY 86-9766 (RDEA119) in combination with sorafenib as first-line therapy for primary liver cancer and a Phase 1/2 study of BAY 86-9766 (RDEA119) in combination with gemcitabine in patients with advanced pancreatic cancer.

Market Opportunity

We believe that there is a significant market opportunity for our products, should they be successfully developed, approved and commercialized.

We believe that there is a significant need for new products for the treatment and prevention of gout. There have been only two new products approved in the United States for the treatment of gout in the last 40 years. According to Decision Resources, an estimated 19.7 million adults in seven major markets (the United States, Japan, France, Germany, Italy, Spain and United Kingdom) suffer from gout. The prevalence of gout is increasing in the United States. According to the Annals of Rheumatic Diseases, there was a 288% increase in gout-related hospitalizations from 1988-2005 and over $11.2 billion in gout-related hospital costs were incurred in 2005 in the United States. Many chronic gout sufferers are unable to achieve target reductions in uric acid with current treatments.

Scientists have recently discovered defects in multiple transporters in the kidney that play important roles in uric acid transport and are genetically linked to a higher risk of gout. URAT1 has been identified as the most important transporter for uric acid. We are developing products for the treatment of hyperuricemia and gout that inhibit URAT1, thereby increasing the excretion of uric acid and lowering serum uric acid levels. We believe there may also be opportunities to develop uric acid-lowering agents to treat diseases other than gout. Evidence suggests that hyperuricemia may also have systemic consequences, including an increased risk for kidney dysfunction, elevated C-reactive protein, hypertension and possibly other cardiovascular risk factors.

We believe that there is growing interest in targeted therapies, including kinase inhibitors, for the treatment of both cancer and inflammatory disease. Worldwide sales of products used in the treatment of cancer were $52.4 billion in 2009, according to IMS Health Incorporated, fueled by strong acceptance of innovative and effective targeted therapies. In addition to cancer, MEK appears to play a role in inflammatory diseases, and we believe that BAY 86-9766 (RDEA119) and our next generation MEK inhibitors, if successfully developed, approved and commercialized, could help address these growing markets.

Bayer Relationship

In April 2009, we entered into a global license agreement with Bayer to develop and commercialize our small-molecule MEK inhibitors, including BAY 86-9766 (RDEA119), for all indications. Potential payments under the agreement could total up to $407 million, including the $35 million non-refundable license fee and $15 million development milestone for initiation of Phase 2 studies of BAY 86-9766 (RDEA119) that we have received to date. We will also be eligible to receive low double-digit royalties on worldwide sales of products under the agreement. Under the terms of the agreement, we are responsible for completion of the Phase 1 and Phase 1/2 studies that were underway when we entered into the agreement. Bayer is responsible for reimbursing us for third-party development costs associated with these studies, up to a specified amount. Thereafter, Bayer will be responsible for the further development and commercialization of BAY 86-9766 (RDEA119) and any of our other MEK inhibitors. BAY 86-9766 (RDEA119) is currently being evaluated in a Phase 2 study in combination with sorafenib in patients with hepatocellular carcinoma and a Phase 1/2 study in combination with gemcitabine in patients with advance pancreatic cancer.

Valeant Relationship

In December 2006, we acquired intellectual property and other assets from Valeant Research & Development, Inc. (“Valeant”) related to RDEA806 and our next generation non-nucleoside reverse transcriptase inhibitor (“NNRTI”) program, as well as BAY 86-9766 (RDEA119) and our next generation MEK inhibitor program. In consideration for the assets purchased from Valeant and subject to the satisfaction of certain conditions, Valeant received certain rights, including the right to receive from us development-based milestone payments and sales-based royalty payments. There is one set of potential milestones totaling up to $25 million for RDEA806 and the next generation NNRTI program, and a separate set of potential milestones totaling up to $17 million for BAY 86-9766 (RDEA119) and the next generation MEK inhibitor program. Under the asset purchase agreement with Valeant, we will be required to pay Valeant $2.0 million after the first patient is dosed in the first Phase 2b study for the NNRTI program and $1.0 million after the first patient is dosed in the first Phase 2 study for the MEK inhibitor program. As of December 31, 2010, the first milestone for the MEK inhibitor program had been earned and the Company recorded $1.0 million to research and development expense in the fourth quarter of 2010. The $1.0 million milestone payment to Valeant was subsequently made in January 2011. The royalty rates on the products covered by our agreement with Valeant are in the mid-single digits.

Clinical Supplies and Manufacturing

We have no in-house manufacturing capabilities. We rely on third-party contract manufacturers to make the material used to support the development of our product candidates. We purchase the material used in our clinical trial activities from various companies and suppliers.

Sales and Marketing

We do not currently have sales or marketing capabilities. In order to commercially market any pharmaceutical product that we successfully advance through preclinical and clinical development and for which we obtain regulatory approval, we must either develop a sales and marketing infrastructure or collaborate with third parties with sales and marketing capabilities. Because of the early stage of our pharmaceutical development programs, we have not yet developed a sales and marketing strategy for any pharmaceutical products that we may successfully develop.

Customers and Distribution

We do not currently sell or distribute pharmaceutical products.

Competition

The biotechnology and pharmaceutical industries are extremely competitive. Our potential competitors in the field are many in number and include major pharmaceutical and specialized biotechnology companies. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may give them a competitive advantage. In addition, they may have substantially more experience in effecting strategic combinations, in-licensing technology, developing drugs, obtaining regulatory approvals and manufacturing and marketing products. We cannot give any assurances that we can compete effectively with these other biotechnology and pharmaceutical companies.

Any products that we may develop or discover will compete in highly competitive markets. Our potential competitors in these markets may succeed in developing products that could render our products and those of our collaborators obsolete or non-competitive. In addition, many of our competitors have significantly greater experience than we do in the fields in which we compete.

Intellectual Property

Our success will depend in large part on our ability to:

•	obtain and maintain international and domestic patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;

•	prosecute and defend our patents;

•	preserve our trade secrets; and

•	operate without infringing the patents and proprietary rights of other parties.

We intend to continue to seek appropriate patent protection for the lead product candidates in our research and development programs and their uses by filing patent applications in the United States and other selected countries. We intend for these patent applications to cover, where possible, claims for composition of matter, medical uses, processes for preparation and formulations.

We own a total of nine issued United States patents, 21 pending United States non-provisional applications, eight pending United States provisional applications, 12 pending international applications, over 20 issued foreign patents and over 200 pending foreign patent applications.

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

Government Regulation

Pharmaceutical Regulation

If and when we market any pharmaceutical products in the United States, they will be subject to extensive government regulation. Likewise, if we seek to market and distribute any such products abroad, they would also be subject to extensive foreign government regulation.

In the United States, the FDA regulates pharmaceutical products. FDA regulations govern the testing, manufacturing, advertising, promotion, labeling, sale and distribution of pharmaceutical products, and generally require a rigorous process for the approval of new drugs. We also may be subject to foreign regulatory requirements governing clinical trials and drug product sales if products are studied or marketed abroad. The approval process outside the United States varies from jurisdiction to jurisdiction and the time required may be longer or shorter than that required for FDA approval.

Regulation in the United States

The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any of our products will ever obtain approval. The FDA approval process for new drugs includes, without limitation:

•	preclinical studies;

•	submission of an Investigational New Drug application, or IND, for clinical trials;

•	adequate and well-controlled human clinical trials to establish safety and efficacy of the product;

•	review of a New Drug Application, or NDA; and

•	inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations.

A NDA must include comprehensive and complete descriptions of the preclinical testing, clinical trials and the chemical, manufacturing and control requirements of a drug that enable the FDA to determine the drug’s safety and efficacy. A NDA must be submitted, filed and approved by the FDA before any product that we may successfully develop can be marketed commercially in the United States.

Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and effectiveness of the product. Most of these studies must be performed according to good laboratory practices, a system of management controls for laboratories and research organizations to ensure the consistency and reliability of results. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which we are required to file before we can commence any clinical trials for our product candidates in the United States. Clinical trials may begin 30 days after an IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, an IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We have filed and received approval for INDs for our lead clinical candidates, BAY 86-9766 (RDEA119) and lesinurad, and we may file additional INDs in the future. We cannot assure you that submission of any additional IND for any of our preclinical product candidates will result in authorization to commence clinical trials.

Clinical trials involve the administration of the product candidate that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator. Each clinical trial must be reviewed and approved by an independent institutional review board at each institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors, safety of human subjects and the possible liability of the institution arising from the conduct of the proposed clinical trial. Also, clinical trials must be performed according to good clinical practices, which are enumerated in FDA regulations and guidance documents.

Clinical trials typically are conducted in sequential phases: Phases 1, 2, 3 and 4. The phases may overlap. The FDA may require that we suspend clinical trials at any time on various grounds, including if the FDA makes a finding that the subjects participating in the trial are being exposed to an unacceptable health risk.

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

We cannot assure you that any of our current or future clinical trials will result in approval to market our products.

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

Regulation Outside the United States

If we market our products in foreign countries, we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for such approvals may differ substantially from that required for FDA approval. There is no assurance that any future FDA approval of any of our clinical trials or drugs will result in similar foreign approvals or vice versa.

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

Employees

As of March 1, 2011, we employed 77 regular full-time employees (including 18 people who have a Ph.D., one person who has a M.D. and one person who has a Pharm.D.), 60 of whom are involved full time in research and development activities. All members of our senior management team have had prior experience with pharmaceutical or biotechnology companies. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain the individuals needed. None of our employees are covered by a collective bargaining agreement and management considers relations with our employees to be good.

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

Risks Related to Our Business

Our success depends substantially on our most advanced product candidate, lesinurad (previously called RDEA594). We cannot be certain that this product candidate will receive regulatory approval or be successfully commercialized.

We are currently focusing substantially all of our development efforts on our product candidate for the treatment of gout and hyperuricemia, lesinurad, and our near-term prospects depend almost entirely on lesinurad’s successful development and commercialization. We currently have no drug products approved for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. We have not received marketing approval for any of our product candidates. Our near-term success is substantially dependent on our ability to successfully complete the approval process for lesinurad. Obtaining this approval is a lengthy, expensive and uncertain process that could require the expenditure of substantial and unanticipated resources.

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

Lesinurad is close to completing evaluation in Phase 2 clinical trials. We plan to meet with the FDA and the European Medicines Agency, or EMA, for end-of-Phase 2 meetings to discuss the Phase 2 data with the goal of defining a Phase 3 plan for lesinurad. As part of that plan lesinurad will need to successfully complete additional pivotal clinical trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive at these end-of-Phase 2 meetings. Our product candidates may not be approved even if they achieve their specified endpoints in these and future clinical trials. For example, lesinurad may not be approved even though it achieved its specified endpoints in the Phase 3 clinical trials and met the FDA or EMA guidance on the general efficacy benchmarks required in pivotal trials for comparison against placebo. The FDA or EMA may disagree with our trial design and our interpretation of efficacy and safety data from the Phase 3 clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for those clinical trials. The FDA or EMA may also approve lesinurad for fewer or more limited indications than we request, may request additional clinical trials prior to approval, or may grant approval contingent on the performance of costly additional clinical trials, which may be required prior to or after approval.

In addition, the FDA or EMA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of lesinurad. Any failure to obtain regulatory approval of lesinurad would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.

Development of our products will take years; we may never attain product sales; and we expect to continue to incur net operating losses.

We have incurred, and expect to continue to incur, substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to further development of lesinurad, research and development and preclinical and clinical testing of next-generation compounds for the treatment of gout and hyperuricemia and our continued collaboration with Bayer on BAY 86-9766 (RDEA119). The amounts paid to advance lesinurad and the preclinical and clinical development of other product candidates may continue to increase. Lesinurad and any compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales and may never be approved for commercial sales. The time required to achieve product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.

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

Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, we can provide no assurances that lesinurad, BAY 86-9766 (RDEA119) or any other of our product candidates will have favorable results in future clinical trials or receive regulatory approval.

Positive results from preclinical studies and early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Even if our product candidates achieve positive results in preclinical studies, we will be required to demonstrate through clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. There is no guarantee that the efficacy of any product candidate, including lesinurad, shown in early patient trials will be replicated or maintained in future trials of longer duration and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. Data from additional preclinical studies may also reveal unacceptable levels of toxicity of our product candidates. If any product candidate demonstrates insufficient safety, unacceptable interactions with other medications or insufficient efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.

Our product candidates require preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial sales. Delays in the commencement of any phase of clinical testing of our product candidates could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

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

In addition, the commencement of clinical trials may be delayed due to slow or insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Finally, we may delay the commencement of clinical trials with respect to product candidates until we enter into a collaboration or license agreement with another party to fund the clinical trials of such product candidates.

Once clinical testing of lesinurad, BAY 86-9766 (RDEA119) and other potential product candidates has commenced, the termination, or delays in the completion, of clinical testing could result in increased costs to us and delay or prevent us from generating revenues.

Once a clinical trial for any current or potential product candidate has begun, it may be delayed, suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials or FDA requests for supplemental information with respect to our clinical trial results;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated recruitment rate or retention rate of patients in clinical trials;

•	the imposition of a clinical hold;

•	lack of adequate funding to continue clinical trials;

•	negative results of clinical trials;

•	changes to clinical trials protocols;

•	failure on the part of clinical investigators or contract research organizations to properly carry out their contractual obligations, adhere to clinical protocols or meet expected deadlines;

•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials; or

•	serious adverse events or other undesirable drug-related side effects experienced by clinical trial participants.

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

If our efforts to develop and commercialize lesinurad are unsuccessful, we may be required to obtain rights to new products or product candidates from third parties, which we may not be able to do.

Our current primary focus is on the advancement of lesinurad through clinical development, regulatory approval and commercialization. If we are not successful, we may seek to identify and obtain new products or product candidates. Our current internal research and development is limited to activities related to next-generation compounds for the treatment of gout and hyperuricemia. If these activities are insufficient or unsuccessful, we may seek to obtain rights to new products or new product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:

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

If we successfully complete clinical trials for lesinurad or any other product candidate, there are no assurances that we will be able to submit, or obtain regulatory approval of, a new drug application.

There can be no assurance that even if our clinical trials of lesinurad or any other potential product candidate are successfully completed, we will be able to submit a NDA to the FDA in the United States or similar application to other regulatory authorities elsewhere in the world, or that any applications we submit will be approved by these regulatory authorities in a timely manner, if at all. If we are unable to submit a NDA or similar application with respect to lesinurad or any other product candidate, or if any NDA or similar application we submit is not approved by the FDA or other regulatory authorities elsewhere in the world, we will be unable to commercialize that product. These authorities can and do reject new drug applications and require additional clinical trials, even when product candidates have performed well or have achieved favorable results in clinical trials. If we fail to commercialize lesinurad or any other product candidate, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.

If we successfully develop products, but those products do not achieve and maintain market acceptance, our business will not be profitable.

Even if lesinurad, BAY 86-9766 (RDEA119) or other product candidates are approved for commercial sale by the FDA or other regulatory authorities, our profitability and growth will depend on the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, which will in turn depend on a number of factors, including:

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

We may need substantial additional funding and may be unable to raise capital when needed, or at all, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. We may need to raise additional capital to complete the development, regulatory review and approval process and commercial launch of lesinurad. Also, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated or require more capital than currently anticipated. For example, the FDA may require the Phase 3 clinical trials of lesinurad to be of significantly longer duration or in significantly larger patient populations than we currently expect. In addition, we may need to raise substantial additional capital in the future to, among other things:

•	advance lesinurad and any other product candidates through the, development and regulatory review and approval process;

•	establish and maintain manufacturing, sales and marketing operations;

•	commercialize lesinurad or other product candidates, if any, that receive regulatory approval; and

•	acquire rights to products or product candidates, technologies or businesses.

Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the rate of progress and cost of our research and development activities;

•	the scope, prioritization and number of preclinical studies and clinical trials we pursue;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

•	the effects of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	the extent to which we acquire or license new technologies, products or product candidates.

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

We have a history of raising funds through security offerings and we may raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we obtain may involve covenants that restrict our operations. These restrictive covenants may include, among other things, limitations on borrowing, specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens on our assets, pay dividends on or redeem our capital stock or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to us or relinquish potentially valuable rights to our potential products or proprietary technologies. We may be required in future collaborations to relinquish all or a portion of our sales and marketing rights with respect to potential products or license intellectual property that enable licensees to develop competing products in order to complete any such transaction.

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

Our short-term investments consist primarily of securities of the United States government’s federal agencies, entities controlled by the federal government and United States commercial paper, corporate debt securities and certificates of deposits. These investments are subject to general credit, liquidity, market and interest rate risks, which may be further exacerbated by United States sub-prime mortgage defaults and other factors, which have affected various sectors of the financial markets and caused credit and liquidity issues. For year ended December 31, 2010, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other than temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.

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

Our ability to enter into new collaborations will depend in part on finding appropriate partners for our development programs. There has recently been increased consolidation and strategic realignment among pharmaceutical companies. This has reduced the number of potential partners for our product candidates and may make it more difficult to identify a partner and enter into any potential collaboration. Even if potential partners are interested in our programs, we may be unable to agree with potential partners on the value of our development programs or other material terms of a collaboration. For example, the market size and customer demand for lesinurad, if approved, is difficult to estimate. There have only been two new products for the treatment of gout approved and introduced in the last 40 years, so there is very limited data available on the gout market.

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

Conflicts may arise between our collaborators and us, such as conflicts concerning the interpretation of clinical data or the achievement of milestones. If any conflicts arise with Bayer or any future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn, prevent us from generating sufficient revenues to achieve or maintain profitability:

•	unwillingness on the part of a collaborator to pay us milestone payments or royalties we believe are due to us under our collaboration or license agreement;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities;

•	slowing or cessation of a collaborator’s development or commercialization efforts with respect to our product candidates; or

•	costly and time-consuming litigation or dispute resolution

We depend on outside parties to conduct our preclinical and clinical trials, which may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing product candidates.

We engage clinical investigators and medical institutions to enroll patients in our clinical trials and contract research organizations to perform data collection and analysis and other aspects of our preclinical studies and clinical trials. As a result, we depend on these clinical investigators, medical institutions and contract research organizations to properly perform the studies and trials. If these parties do not successfully carry out their contractual duties or obligations, meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated. We may not be able to make satisfactory alternative arrangements without undue delays or excessive expenditures. If there are delays in testing or regulatory approvals as a result of the failure to perform by third parties, our drug development costs will increase and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. In addition, we may not be able to maintain any of these existing relationships, or establish new ones on acceptable terms, if at all.

We do not have internal manufacturing capabilities, and if we fail to develop and maintain internal capabilities or supply relationships with collaborators or other outside manufacturers, we may be unable to develop or commercialize any products.

Our ability to develop and commercialize lesinurad and any other products we may develop depends in part on our ability to manufacture, or arrange for collaborators or other parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. Our current manufacturing agreements for lesinurad reflect a much smaller scale than would be required for commercial manufacturing. If our manufacturers do not satisfy their contractual duties or obligations, including with respect to quantity or quality, or meet established deadlines, our clinical trials may be significantly delayed or compromised and costs would increase. If we need to replace an unsatisfactory manufacturer, or increase our capacity, our inability to enter into or maintain manufacturing agreements with collaborators or capable contract manufacturers on acceptable terms could delay or prevent the development and commercialization of lesinurad and any other products, which would adversely affect our ability to generate revenues and would increase our expenses.

If we are unable to establish sales and marketing capabilities or enter into agreements with other parties to sell and market any products we may develop, we may be unable to generate product revenue.

We do not currently have a sales organization for the sales, marketing and distribution of pharmaceutical products. In order to commercialize lesinurad or any other products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with other parties to perform these services. We have not yet determined whether we will attempt to establish internal sales and marketing capabilities or enter into agreements with other parties to sell and market any products we may develop. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any product we may develop, we will need to contract with other parties to market and sell any products we may develop. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with other parties, we may not be able to generate product revenue and may not become profitable.

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

In 2006, we acquired pharmaceutical research and development programs, including our most advanced product candidates, from Valeant, and there is no guarantee that we will be able to successfully develop the acquired product candidates. We may attempt to acquire businesses, technologies, services or other products or in-license technologies that we believe are a strategic fit with our existing development programs, at the appropriate time and as resources permit. In any acquisition, the process of integrating the acquired business, personnel, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention away from our ongoing business operations. Other operational and financial risks associated with acquisitions include:

•	assumption and exposure to unknown liabilities of an acquired business;

•	disruption of our business and diversion of our management’s time and attention to acquiring and developing acquired products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	disagreements over interpretation of contractual terms in the acquisition agreements;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	negative effect on our earnings (or loss) per share;

•	difficulties in combining and integrating the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers, contractors or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.

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

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed clinical trials for lesinurad could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidate may be delayed.

Failure to comply with our minimum commitments under the asset purchase agreement with Valeant could expose us to potential liability or otherwise adversely affect our business.

Under the terms of the Valeant asset purchase agreement, we agreed to use commercially reasonable efforts to develop the product candidates in the pharmaceutical research and development programs we acquired from Valeant, with the objective of obtaining marketing approval for RDEA806, BAY 86-9766 (RDEA119) and the lead product candidates from the next generation NNRTI and MEK inhibitor programs in the United States, the United Kingdom, France, Spain, Italy and Germany. If we have a disagreement with Valeant on whether we have used commercially reasonable efforts to develop such product candidates, then we may be subject to a potential lawsuit or lawsuits from Valeant under the asset purchase agreement. If such a lawsuit was successful, we may be subject to financial losses, our reputation within the pharmaceutical research and development community may be negatively impacted and our business may suffer.

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

Other companies may obtain patents and/or regulatory approvals to use the same drugs to treat diseases other than gout and cancer. As a result, we may not be able to enforce our patents effectively because we may not be able to prevent healthcare providers from prescribing, administering or using another company’s product that contains the same active substance as our products when treating patients with gout and cancer.

Our business depends upon not infringing the rights of others.

If we are sued for infringing intellectual property rights of others, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of other parties. We may be exposed to future litigation by other parties based on claims that our product candidates or activities infringe the intellectual property rights of others. There are numerous United States and foreign-issued patents and pending patent applications owned by others in gout, cancer and the other fields in which we or our partners may develop products. We cannot assure you that parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

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

If we find during clinical evaluation that our product candidates for the treatment of gout or cancer should be used in combination with a product covered by a patent held by another company or institution, and that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the other party’s patents covering the product recommended for co-administration with our product. In that case, we may be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on reasonable terms, or at all.

If we fail to obtain any required licenses or make any necessary changes to our technologies, we may be unable to develop or commercialize some or all of our product candidates.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and other advisors. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

If our competitors develop treatments for gout or cancer that are approved faster, marketed better or demonstrated to be safer or more effective than any products that we or our partners may develop, our commercial opportunity will be reduced or eliminated.

We believe that a significant number of drugs are currently under development and may become available in the future for the treatment of gout or cancer. Potential competitors may develop treatments for gout or cancer or other technologies and products that are safer, more effective or less costly than our product candidates or that would make our technology and product candidates obsolete or non-competitive. Some of these products may use therapeutic approaches that compete directly with our product candidates. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.

We also face competition from generic products and currently marketed products. For example, several competitors of lesinurad are products that are already approved for the treatment of gout and hyperuricemia, including allopurinol, Uloric and Krystexxa. Allopurinol is a generic product and the current standard of care for most gout patients. As such, allopurinol is sold for a much lower price than we intend to charge for lesinurad, if approved, and could limit the demand, and the price we are able to charge, for lesinurad. Uloric and Krystexxa are two recently approved products for the treatment of gout. Both of these products have advantage of entering and becoming established in the market before lesinurad.

If we cannot establish favorable pricing of lesinurad and other product candidates acceptable to the United States or foreign governments, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, any product sales will be severely hindered.

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

In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the United States, comprehensive health care reform legislation was recently enacted by the federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The trend toward managed health care in the United States will continue to manifest itself in the preference for less expensive generic products and put pressure on the rate of adoption and pricing of branded prescription pharmaceuticals, which may result in lower prices for our product candidates. For example, the availability of generic allopurinol for the treatment of gout and hyperuricemia will exert negative pressure in the pricing of lesinurad, if it is approved.

While we are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect the recently enacted federal health care reform legislation will have on our business, such regulations could have a material adverse effect on our potential revenues and gross margins. We will continue to monitor the effect of the new federal health care reform legislation to determine its impact on our business and potential revenues.

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

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant majority of our outstanding securities. Two of our directors and their affiliated entities own collectively approximately 36% of our outstanding shares of common stock. These stockholders, if they determine to vote in the same manner, would control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2009 and July 26, 2010, the Company issued 11,862 and 19,166 unregistered shares of common stock, respectively, to two accredited investors in reliance on Rule 144 of the Securities Exchange Act of 1933, as amended, pursuant to the net exercise provision of certain outstanding warrants. Accordingly, the Company did not receive any proceeds from the exercise of these warrants.

Information About Our Common Stock

Our common stock trades on the Nasdaq Global Select Stock Market under the symbol “RDEA.” Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

	High	Low

Year Ended December 31, 2010
First Quarter	$19.43	$13.77
Second Quarter	$27.78	$19.58
Third Quarter	$24.97	$17.80
Fourth Quarter	$26.97	$20.75

	High	Low

Year Ended December 31, 2009
First Quarter	$15.00	$10.00
Second Quarter	$16.75	$8.78
Third Quarter	$21.35	$15.85
Fourth Quarter	$18.93	$12.18

Holders

The number of record holders of our common stock as of March 1, 2011 was approximately 60.

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

The following graph compares the cumulative total stockholder return on our common stock for the five years ended December 31, 2010 with the Center for Research in Securities Prices (“CRSP”) Total Return Index for the Nasdaq Global Market (U.S. Companies) and the CRSP Total Return Index for Nasdaq Pharmaceutical Stocks (comprising all companies listed in the Nasdaq Global Market under SIC 283). The graph assumes that $100 was invested on December 31, 2005 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

Ardea Biosciences, Inc.	$100	$120.78	$423.82	$331.58	$387.81	$720.22
Nasdaq — US	$100	$109.84	$119.14	$57.41	$82.53	$97.95
Nasdaq — Pharmaceuticals	$100	$97.88	$102.94	$95.78	$107.62	$116.66

ITEM 6.	SELECTED FINANCIAL DATA.

The following Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 beginning on page 28 and the consolidated financial statements and related notes thereto beginning on page F-3 of this annual report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenues:
Milestones	$15,000	$—	$—	$—	$—
License fees	8,100	20,442	—	—	—
Sponsored research	358	—	304	3,095	—
Reimbursable research and development costs	3,961	2,494	—	—	—

Total revenues	27,419	22,936	304	3,095	—
Operating expenses:
Research and development	52,110	42,198	44,858	23,103	72
General and administrative	16,452	10,689	11,921	7,566	2,674

Loss from operations	(41,143)	(29,951)	(56,475)	(27,574)	(2,746)
Other income (expense):
Interest income	364	386	1,524	2,128	2,377
Interest expense	(866)	(1,323)	(215)	—	—
Other income, net	14	21	171	375	2

Total other income (expense)	(488)	(916)	1,480	2,503	2,379

Net Loss	(41,631)	(30,867)	(54,995)	(25,071)	(367)
Non-cash dividends on Series A preferred stock	—	—	(60)	(240)	(240)

Net loss applicable to common stockholders	$(41,631)	$(30,867)	$(55,055)	$(25,311)	$(607)

Basis and diluted net loss per share applicable to common stockholders	$(1.91)	$(1.70)	$(3.79)	$(2.55)	$(0.07)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	21,823	18,158	14,544	9,934	9,326

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$80,612	$50,891	$57,743	$66,215	$48,669
Working capital	$77,367	$30,943	$49,463	$62,548	$48,338
Total assets	$100,454	$55,065	$61,475	$68,840	$50,240
Noncurrent portion of obligations under capital leases and notes payable	$251	$3,315	$6,132	$—	$—
Accumulated deficit	$(389,041)	$(347,410)	$(316,543)	$(261,488)	$(236,177)
Total stockholders’ equity	$77,123	$24,741	$45,958	$63,739	$49,064

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•	Overview. This section provides a general description of our business and operating expenses.

•	Recent developments. This section provides a general description of recent events and significant transactions that we believe are important in understanding our financial condition and results of operations.

•	Critical accounting policies and estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies and estimates, are summarized in Note 2 to the accompanying consolidated financial statements.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the year ended December 31, 2010 to the results for the year ended December 31, 2009 and comparing the results for the year ended December 31, 2009 to the results for the year ended December 31, 2008.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2010. Included in this discussion is our financial capacity to fund our future commitments and a discussion of other financing arrangements.

Overview

We are a biotechnology company focused on the development of small-molecule therapeutics for the treatment of serious diseases. We have the following product candidates in development, including:

•	Lesinurad (previously called RDEA594): An inhibitor of the URAT1 kidney transporter for the treatment of hyperuricemia and gout;

•	Next-generation URAT1 inhibitors: Next generation URAT1 kidney transporter inhibitors for the treatment of hyperuricemia and gout; and

•	BAY 86-9766 (formerly known as RDEA119): A MEK inhibitor for the treatment of cancer.

Revenue

To date, our revenue has come from upfront license fees, milestones, research and development funding, including reimbursable research and development costs and sponsored research, in connection with collaboration arrangements.

We anticipate that the majority of our revenues in the near future will be derived from research and development payments. We may receive additional milestone payments in the future upon the achievement of certain goals set forth in our license agreement with Bayer.

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

Recent Developments

•	In December 2010, the United States Adopted Names Council (USAN) adopted lesinurad, pronounced “le sin’ ure ad”, as the USAN name for RDEA594.

•	In January 2011, we announced positive, top-line results from a Phase 2b study (Study 203) in 208 allopurinol-refractory gout patients demonstrating that adding lesinurad to allopurinol produced highly statistically significant additional reductions in sUA of up to 30 percent over that observed on allopurinol alone. Using a “last observation carried forward” (LOCF) analysis, which was the method utilized for the U.S. approval of febuxostat, 89 percent of patients taking the combination achieved the medically recommended target of reducing sUA to below 6 mg/dL at the highest lesinurad dose tested. Response rates on this study increased in a dose-related manner and were highly clinically and statistically significant at all dose levels when compared to allopurinol alone. The combination of lesinurad and allopurinol was also well tolerated, with no serious adverse events and only two discontinuations due to adverse events on the combination.

•	In February 2011, we completed an underwritten public offering of 3,162,500 shares of our common stock, including the full exercise of the overallotment option granted to the underwriters, at a price of $26.00 per share. Net proceeds from the sale of the shares, before expenses and after deducting underwriting discounts and commissions, were approximately $78.2 million.

•	In January 2011, we received a $15 million milestone payment from Bayer Healthcare AG (Bayer) triggered by the initiation of a Phase 2 clinical study of BAY-86-9766 in combination with sorafenib (Nexavar®; Bayer, Onyx Pharmaceuticals) in patients with hepatocellular carcinoma or primary liver cancer. BAY 86-9766, formerly known as RDEA119, is a potent, non-ATP competitive, highly selective inhibitor of mitogen-activated ERK kinase (MEK).

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenues, accrued clinical liabilities and share-based compensation. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Accrued Clinical Liabilities

We review and accrue clinical costs based on work performed, which relies on estimates of the services received from other parties and related expenses incurred. Clinical trial-related contracts vary significantly in duration, and may be for a fixed amount, based on milestones or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or contain a combination of these elements. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development costs, however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

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

Results of Operations

Years Ended December 31, 2010 and 2009

Revenues

For the year ended December 31, 2010, revenues increased to $27.4 million from $22.9 million for the year ended December 31, 2009. The increase in revenues in 2010 as compared to 2009 was primarily due to the recognition of the first milestone payment under our license agreement with Bayer. In addition, the increase was due to an increase in reimbursable research and development costs associated with the continued progression of the ongoing clinical trials of BAY 86-9766 (RDEA119). These increases were partially offset by a decrease in license fee revenue recognized under our license agreement with Bayer to $8.1 million in 2010 from $20.4 million for the same period in 2009. The $35.0 million upfront license fee was originally being recognized on a straight-line basis over a period of approximately 13 months, which was the original period in which we expected to complete all of our obligations under the license agreement. In December 2009 and again in September 2010, we revised our estimate of this period as a result of modifications to our ongoing BAY 86-9766 (RDEA119) clinical trials, extending it to 38 months. The deferred balance of the license fee as of the date of the change in estimate is being recognized over the revised timeline.

Research and Development Expense

For the year ended December 31, 2010, research and development expense increased to $52.1 million from $42.2 million for the same period in 2009. The increase in research and development expense was primarily due to the continued development and progression of our clinical and preclinical programs, resulting in increased spending of approximately $9.9 million on clinical research organizations, investigator grants and consultants. In addition, there was an increase in non-cash, share-based compensation expense of approximately $1.2 million, resulting primarily from the termination of certain employees during the third quarter of 2010. These increases were partially offset by a decrease in personnel and related costs as a result of savings from our May 2009 restructuring and an offset to research and development expense of $0.7 million, during the fourth quarter of 2010, in connection a government grant received under the Patient Protection and Affordable Care Act.

General and Administrative Expense

For the year ended December 31, 2010, general and administrative expense increased to $16.5 million from $10.7 million for the same period in 2009. The increase in general and administrative expense was primarily a result of an increase in non-cash, share-based compensation expense of approximately $3.8 million mainly due to the departure of certain employees during the third quarter of 2010. General and administrative expense also increased as a result of an increase in personnel and related costs and consulting and professional outside services of approximately $1.5 million.

Other Income (expense)

For the year ended December 31, 2010, other income (expense) decreased to $(0.5) million net other expense from $(0.9) million net other expense for the same period in 2009. The decrease in other expense was primarily a result of a decrease in interest expense in connection with our growth capital loan, tenant improvements loan and capital lease obligations entered into in the second half of 2008.

Years Ended December 31, 2009 and 2008

Revenues

For the year ended December 31, 2009, revenues increased to $22.9 million from $0.3 million for the year ended December 31, 2008. The revenue earned in 2009 primarily resulted from the recognition of approximately

$20.4 million of the $35.0 million upfront, non-refundable license fee and reimbursement of third-party development costs associated with our MEK inhibitor program under the terms of our license agreement with Bayer. The revenue earned in fiscal 2008 resulted from the research services we provided under our master services agreement with Valeant, which has since terminated by its terms.

Research and Development Expense

For the year ended December 31, 2009, research and development expense decreased to $42.2 million from $44.9 million for the same period in 2008. The decrease in research and development expense was primarily due to an approximate $1.8 million reduction in discovery research and clinical development expenditures on programs other than our gout-related programs. Research and development expense also decreased approximately $2.2 million as a result of savings from our May 2009 restructuring. In addition, the decrease was a result of approximately $0.3 million in one-time facility-related expenses incurred in the first quarter of 2008 in connection with our facility relocation and decreased monthly rent and common area maintenance charges for the San Diego facility, which we occupied beginning in March 2008. These decreases were partially offset by severance-related charges of approximately $0.8 million recorded in 2009 in connection with our May 2009 restructuring. In addition, research and development expense was also partially offset by an increase in share-based compensation expense of approximately $0.3 million in 2009 as compared to 2008.

General and Administrative Expense

For the year ended December 31, 2009, general and administrative expense decreased to $10.7 million from $11.9 million for the same period in 2008. The decrease in general and administrative expense was primarily a result of one-time costs of approximately $0.7 million incurred in 2008 related to the facility relocation. In addition, the decrease in general and administrative expense was the result of a decrease in consulting and professional outside services of approximately $0.5 million, and a decrease in personnel and related costs due to a decrease in headcount of approximately $0.4 million for the year ended December 31, 2009 as compared to 2008. These decreases were partially offset by an increase in share-based compensation expense of approximately $0.4 million in 2009 as compared to 2008.

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

Liquidity and Capital Resources

From inception through December 31, 2010, we have incurred a cumulative net loss of approximately $389.0 million, of which $152.9 million was incurred subsequent to the closing of the asset acquisition from Valeant and the commencement of operating activities as Ardea Biosciences, Inc. We have financed our operations through public and private offerings of securities, revenues from collaborative arrangements, proceeds from our growth capital loan and interest income from invested cash balances.

In February 2011, we completed an underwritten public offering of 3,162,500 shares of our common stock, including the full exercise of the overallotment option granted to the underwriters, at a price of $26.00 per share. The net proceeds to us from the sale of shares in this offering was approximately $78.2 million after deducting underwriting discounts and commissions but before deducting offering expenses.

In November 2010, we received approximately $0.7 million from a government grant under the Patient Protection and Affordable Care Act.

In April 2010, we completed a public offering of 4,025,000 shares of our common stock, including 525,000 shares sold pursuant to the full exercise of an overallotment option granted to the underwriters. The net proceeds to us from the sale of shares in the offering was approximately $76.8 million after deducting underwriting discounts and commissions and offering expenses.

In May 2009, we committed to a restructuring plan (the “Restructuring Plan”) intended to conserve our financial resources by focusing on our clinical-stage programs. In combination with other employee attrition since January 1, 2009, the Restructuring Plan resulted in a reduction of approximately 47% of our workforce from December 31, 2008 levels, with the majority coming from discovery research and associated administrative personnel. Cost savings from the Restructuring Plan, net of severance and related costs, were approximately $2.2 million in 2009.

In April 2009, we entered into our license agreement with Bayer. Under the terms of the license agreement, we have granted to Bayer a worldwide, exclusive license to develop and commercialize our MEK inhibitors for all indications. In partial consideration for the license, Bayer paid us a non-refundable upfront cash fee of $35.0 million. Bayer is responsible for reimbursing us for third-party development costs associated with certain ongoing studies up to an amount specified in the license agreement. For the year ended December 31, 2010, we recognized revenue associated with the reimbursement of these third-party development costs of approximately $4.0 million. We believe that the amount available for reimbursement under the license agreement will be sufficient to offset all future third-party development costs that we expect to incur through the completion of these studies as currently planned. In January 2011, we received the first milestone payment of $15.0 million under the agreement from Bayer as a result of their initiation of a Phase 2 study of BAY86-9766 (RDEA119) in combination with sorafenib in patients with hepatocellular carcinoma, or primary liver cancer. We are eligible to receive additional cash payments totaling up to $357.0 million upon achievement of additional development, regulatory and sales-based milestones, as well as low double-digit royalties on worldwide sales of products covered under the license agreement.

As of December 31, 2010, we had $80.6 million in cash, cash equivalents, and short-term investments, and $17.0 million in receivables, compared to $50.9 million in cash, cash equivalents, and short-term investments, and $1.4 million in receivables as of December 31, 2009. The net increase in cash, cash equivalents and short-term investments for 2010 was primarily due to our April 2010 public offering, partially offset by the use of cash to fund our clinical-stage programs, personnel costs and for other general corporate purposes. The increase in receivables for 2010 was due to the first milestone under the license agreement with Bayer having been earned in December 2010 and increased reimbursements of third-party development costs and internal research and development costs associated with our MEK inhibitor program under the license agreement.

Under the asset purchase agreement with Valeant, we will be required to pay Valeant $2.0 million after the first patient is dosed in the first Phase 2b study for the NNRTI program and $1.0 million after the first patient is dosed in the first Phase 2 study for the MEK inhibitor program. As of December 31, 2010, the first milestone for the MEK inhibitor program had been earned and the Company recorded $1.0 million to research and development expense in the fourth quarter of 2010. The $1.0 million milestone payment was subsequently paid to Valeant in January 2011.

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

The following table summarizes our contractual obligations as of December 31, 2010. Long-term debt and capital lease obligations include interest.

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)

Long-term debt obligations	$4,030	$3,875	$91	$64	$—
Operating lease obligations	4,673	1,094	2,234	1,345	—
Capital lease obligations	279	122	90	67	—
Purchase Obligations	1,385	1,366	19	—	—

Total	$10,367	$6,457	$2,434	$1,476	$—

At December 31, 2010, purchase obligations primarily consisted of commitments with third-party manufacturers of materials to be used in our clinical and preclinical studies, as well as commitments with various vendors for preclinical studies. Approximately $0.7 million of the total purchase obligations were not included in our consolidated financial statements for the year ended December 31, 2010. We intend to use our current financial resources to fund our commitments under these purchase obligations.

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

The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, corporate bonds, certificates of deposits and commercial paper. Due to the current market conditions, we no longer invest in asset-backed securities. In accordance with our investment policy, we do not invest in auction rate securities. As a result of the short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2010. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of operations until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We do not have any foreign currency or other derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this item are incorporated by reference in Item 15 of Part IV of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial and accounting officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010. Based on this evaluation, our principal executive and principal financial and accounting officers concluded that our disclosure controls and procedures were effective as of December 31, 2010.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting. The report appears below.

(c) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Ardea Biosciences, Inc.

We have audited Ardea Biosciences, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ardea Biosciences, Inc. maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended of Ardea Biosciences, Inc. and our report dated March 11, 2011 expressed an unqualified opinion.

/s/  Marcum LLP

Irvine, California
March 11, 2011

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

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

3.	Exhibits.

The exhibit index attached to this report is incorporated by reference herein.

Exhibit		Document Description

2	.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006(1)
3.1		Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008(2)
3.2		Amended and Restated Bylaws(3)
4.1		Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto(4)
4.2		Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the stockholders listed on the signature pages thereto(5)
4.3		Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008(11)
4.4		Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008(6)
4.5		Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto(7)
10.1		Form of Indemnity Agreement(8)
10	.2*	Senior Executive Severance Benefit Plan, as amended and restated on November 7, 2008(11)
10	.3*	Executive Severance Benefit Plan, as amended and restated on November 7, 2008(11)
10	.4*	2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003(9)
10.5		Noncompetition Agreement with Valeant Research & Development dated December 21, 2006(1)
10	.6*	Amended and Restated Executive Employment Agreement, effective November 7, 2008, between the Company and Barry Quart(11)
10	.7*	Executive Employment Agreement, effective December 21, 2006, between the Company and Kimberly J. Manhard(1)
10	.8*	Ardea Biosciences, Inc. 2000 Employee Stock Purchase Plan
10	.9*	Executive Employment Agreement, effective March 22, 2007, between the Company and Christopher W. Krueger(10)

Exhibit		Document Description

10	.10*	Amended and Restated 2004 Stock Incentive Plan(17)
10.11		Securities Purchase Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto(4)
10.12		Sublease by and between Verenium Corporation and the Company dated October 2007(12)
10	.13*	Executive Employment Agreement, effective as of May 27, 2008, between the Company and John W. Beck(13)
10.14		Loan and Security Agreement, dated November 12, 2008, by and among Ardea Biosciences, Inc. and Oxford Finance Corporation and Silicon Valley Bank(11)
10.15		Securities Purchase Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto(7)
10	.16†	Development and Commercialization License Agreement, dated April 27, 2009, by and among Ardea Biosciences, Inc. and Bayer HealthCare AG(14)
10	.17*	Executive Employment Agreement, effective April 6, 2010, between the Company and Stephen R. Davis(15)
10	.18*	Form of Stock Issuance Agreement Under 2004 Stock Incentive Plan(16)
23.1		Consent of Independent Registered Public Accounting Firm (Marcum LLP)
23.2		Consent of Independent Registered Public Accounting Firm (Stonefield Josephson, Inc.)
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan, contract or arrangement.

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.

(8)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(9)	Incorporated by reference to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(10)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 8, 2007.

(11)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(12)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 24, 2008.

(13)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on May 13, 2008.

(14)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on August 7, 2009.

(15)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on August 6, 2010.

(16)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 9, 2010.

(17)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 12, 2010.

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

Signature	Title	Date

/s/ BARRY D. QUART Barry D. Quart, Pharm. D.	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2011

/s/ JOHN W. BECK John W. Beck, C.P.A.	Senior Vice President, Finance and Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/s/ FELIX J. BAKER Felix J. Baker, Ph.D.	Director	March 11, 2011

/s/ HENRY J. FUCHS Henry J. Fuchs, M.D.	Director	March 11, 2011

/s/ CRAIG A. JOHNSON Craig A. Johnson	Director	March 11, 2011

/s/ JOHN W. POYHONEN John W. Poyhonen	Director	March 11, 2011

/s/ JACK S. REMINGTON Jack S. Remington, M.D.	Director	March 11, 2011

/s/ KEVIN C. TANG Kevin C. Tang	Director	March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ardea Biosciences, Inc.

We have audited the accompanying consolidated balance sheet of Ardea Biosciences, Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ardea Biosciences, Inc. as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Marcum LLP

Irvine, California
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ardea Biosciences, Inc.

We have audited the accompanying consolidated balance sheet of Ardea Biosciences, Inc. as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ardea Biosciences, Inc. as of December 31, 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/  STONEFIELD JOSEPHSON, INC.

Irvine, California
March 11, 2010

ARDEA BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands, except per share and par value amounts)

ASSETS
Current assets:
Cash and cash equivalents	$15,926	$11,562
Short-term investments, available-for-sale	64,686	39,329
Receivables	16,959	1,433
Prepaids and other current assets	518	215

Total current assets	98,089	52,539
Property and equipment, net	2,007	1,961
Other assets	358	565

Total assets	$100,454	$55,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,073	$1,916
Accrued clinical liabilities	5,681	4,072
Accrued payroll and employee liabilities	2,802	2,138
Other accrued liabilities	1,550	769
Current portion of deferred revenue	4,306	9,706
Current portion of obligations under capital lease	97	108
Current portion of obligations under notes payable	3,213	2,887

Total current liabilities	20,722	21,596
Deferred rent	205	160
Non-current portion of deferred revenue	2,153	4,853
Non-current portion of obligations under capital lease	114	76
Non-current portion of obligations under notes payable	137	3,239
Other long-term liabilities	—	400
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.001 par value: 70,000,000 shares authorized; 23,366,979 and 18,504,898 shares issued and outstanding at December 31, 2010 and 2009, respectively	23	18
Additional paid-in capital	466,110	372,091
Accumulated other comprehensive income	31	42
Accumulated deficit	(389,041)	(347,410)

Total stockholders’ equity	77,123	24,741

Total liabilities and stockholders’ equity	$100,454	$55,065

See accompanying notes.

ARDEA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except
	per share amounts)

Revenues:
Milestones	$15,000	$—	$—
License fees	8,100	20,442	—
Sponsored research	358	—	304
Reimbursable research and development costs	3,961	2,494	—

Total revenues	27,419	22,936	304
Operating expenses:
Research and development	52,110	42,198	44,858
General and administrative	16,452	10,689	11,921

Total operating expenses	68,562	52,887	56,779
Loss from operations	(41,143)	(29,951)	(56,475)
Other income (expense)
Interest income	364	386	1,524
Interest expense	(866)	(1,323)	(215)
Other income, net	14	21	171

Total other income (expense)	(488)	(916)	1,480

Net loss	(41,631)	(30,867)	(54,995)

Non-cash dividends on Series A preferred stock	—	—	(60)

Net loss applicable to common stockholders	$(41,631)	$(30,867)	$(55,055)

Basic and diluted net loss per share applicable to common stockholders	$(1.91)	$(1.70)	$(3.79)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	21,823	18,158	14,544

See accompanying notes.

ARDEA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible				Accumulated
	Preferred			Additional	Other		Total
	Stock	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2007	$1,634	13,313	$13	$323,566	$14	$(261,488)	$63,739
Conversion of series A preferred stock	(1,634)	1,578	2	1,632	—	—	—
Issuance of common stock and warrants in private placement, net	—	2,737	2	30,539	—	—	30,541
Issuance of common stock under Employee Stock Purchase Plan	—	62	—	491	—	—	491
Issuance of common stock upon exercise of stock options	—	117	—	544	—	—	544
Issuance of common stock upon exercise of warrants	—	20	—	—	—	—	—
Issuance of common stock as dividend on series A preferred stock	—	9	—	120	—	(60)	60
Issuance of warrants in connection with debt financing	—	—	—	343	—		343
Share-based compensation expense	—	—	—	5,110	—	—	5,110
Comprehensive loss:
Net loss	—	—	—	—	—	(54,995)	(54,995)
Unrealized gain on securities	—	—	—	—	125	—	125

Comprehensive loss							(54,870)

Balances at December 31, 2008	$—	17,836	$17	$362,345	$139	$(316,543)	$45,958
Issuance of common stock under Employee Stock Purchase Plan	—	62	—	490	—	—	490
Issuance of common stock upon exercise of stock options	—	595	1	3,477	—	—	3,478
Issuance of common stock upon exercise of warrants	—	12	—	—	—	—	—
Share-based compensation expense	—	—	—	5,779	—	—	5,779
Comprehensive loss:
Net loss	—	—	—	—	—	(30,867)	(30,867)
Unrealized loss on securities	—	—	—	—	(97)	—	(97)

Comprehensive loss							(30,964)

Balances at December 31, 2009	$—	18,505	$18	$372,091	$42	$(347,410)	$24,741
Issuance of common stock in a public offering, net	—	4,025	4	76,810	—	—	76,814
Issuance of common stock under Employee Stock Purchase Plan	—	54	—	558	—	—	558
Issuance of common stock upon exercise of stock options	—	739	1	5,890	—	—	5,891
Issuance of common stock upon exercise of warrants	—	19	—	—	—	—	—
Issuance of restricted stock	—	25	—	—	—	—	—
Share-based compensation expense	—	—	—	10,761	—	—	10,761
Comprehensive loss:
Net loss	—	—	—	—	—	(41,631)	(41,631)
Unrealized loss on securities	—	—	—	—	(11)	—	(11)

Comprehensive loss							(41,642)

Balances at December 31, 2010	$—	23,367	$23	$466,110	$31	$(389,041)	$77,123

See accompanying notes.

ARDEA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
		(In thousands)

Operating activities:
Net loss	$(41,631)	$(30,867)	$(54,995)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation	10,761	5,779	5,110
Depreciation and amortization	599	668	535
Amortization of debt discount and debt issuance costs	282	429	62
Loss (gain) on disposal of property and equipment	22	17	(28)
Deferred rent	45	76	84
Amortization of premium on short-term investments	942	356	79
Realized gain on short-term investments	(23)	(24)	—
Change in operating assets and liabilities:
Receivables	(15,526)	(1,049)	840
Prepaids and other current assets	(303)	22	(27)
Other assets	36	(24)	—
Accounts payable	1,157	(344)	60
Accrued clinical liabilities	1,609	1,794	1,822
Accrued payroll and employee liabilities	664	380	146
Other accrued liabilities	381	224	(228)
Deferred revenue	(8,100)	14,559	—

Net cash used for operating activities	(49,085)	(8,004)	(46,540)
Investing activities:
Purchases of short-term investments	(109,625)	(56,632)	(33,920)
Proceeds from sale or maturity of short-term investments	83,338	33,066	37,605
Proceeds from sale of property and equipment	40	10	80
Purchases of property and equipment	(563)	(346)	(1,700)

Net cash (used for) provided by investing activities	(26,810)	(23,902)	2,065
Financing activities:
Net proceeds from issuance of notes payable	—	—	8,250
Payments of debt issuance costs	—	—	(127)
Payments on capital lease and note payable obligations	(3,004)	(2,051)	(57)
Net proceeds from issuance of common stock	83,263	3,968	31,576

Net cash provided by financing activities	80,259	1,917	39,642

Net (decrease) increase in cash and cash equivalents	4,364	(29,989)	(4,833)
Cash and cash equivalents at beginning of year	11,562	41,551	46,384

Cash and cash equivalents at end of year	$15,926	$11,562	$41,551

Supplemental disclosure of cash flow information:
Interest paid	$610	$912	$134

Supplemental schedule of non-cash information:
Capital lease obligations incurred for property and equipment	$144	$—	$318

Net unrealized (loss) gain on short-term investments	$(11)	$(97)	$125

Accrued debt issuance costs	$—	$—	$400

Issuance of common stock dividend on Series A preferred stock	$—	$—	$(60)

Issuance of warrants in connection with note payable obligation	$—	$—	$343

See accompanying notes.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. The Company’s critical accounting policies that involve significant judgment and estimates include revenue recognition, accrued clinical liabilities and share-based compensation. Actual results could differ materially from those estimates.

Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 and 2010 presentation. These reclassifications did not have an impact on the Company’s results of operations or financial condition as of and for the years ending December 31, 2010 and 2009.

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, prepaid expenses, other current assets, receivables, accounts payable and accrued expenses, are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. None of the Company’s debt or capital lease instruments that were outstanding at December 31, 2010 have readily available ascertainable market values, however, the carrying values are considered to approximate their fair values. See footnote 3 for further details regarding the fair value of financial instruments.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Cash, cash equivalents and short-term investments are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. The Company invests its excess cash primarily in United States government and agency obligations, United States corporate debt and money market funds. The Company has established guidelines relative to the diversification of its cash investments and their maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (primarily five years). Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.

Impairment of Long-Lived Assets

In accordance with GAAP, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and records the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from actual results.

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

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Patent Costs

The Company incurs legal fees of outside counsel in connection with filing and maintaining its various patent applications. All patent costs are expensed as incurred and included in general and administrative expense in the consolidated statement of operations.

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

Valuation and Expense Information

The following table summarizes share-based compensation expense (in thousands) related to employee and director stock options, restricted stock and ESPP purchases for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008

Research and development	$3,546	$2,386	$2,098
General and administrative	7,215	3,393	3,012

Share-based compensation expense included in operating expenses	$10,761	$5,779	$5,110

As of December 31, 2010, there was $18,983,000 of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.8 years.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2010, 2009, and 2008, the Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Options:

	December 31,
	2010	2009	2008

Risk-free interest rate	2.1%	2.5%	3.1%
Dividend yield	—%	—%	—%
Volatility	76.4%	77.1%	74.0%
Expected life (years)	5.5-6.1	5.5-6.1	5.2-6.3

ESPP:

	December 31,
	2010	2009	2008

Risk-free interest rate	0.3%	0.6%	2.10%
Dividend yield	—%	—%	—%
Volatility	52.3%	83.0%	90.6%
Expected life (years)	1.16	1.24	1.22

The weighted-average fair values of options granted were $14.81, $9.60, and $9.21 for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted-average purchase price of shares purchased through the ESPP was $10.37, $7.90 and $7.87 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company uses its historical stock price as the estimated volatility.

The expected life of employee and non-employee director stock options represents the average of the contractual term of the options and the weighted-average vesting period, as permitted under the simplified method. The Company has elected to use the simplified method, as the Company does not have enough historical exercise experience to provide a reasonable basis upon which to estimate the expected term and the stock option grants would be considered “plain vanilla” options.

Warrants

The Company issued warrants to purchase shares of its common stock in conjunction with its Growth Capital Loan and December 2008 equity fundraising. The terms of the warrants were evaluated to determine the appropriate classification as equity or a liability. As of December 31, 2010, all warrants issued are classified as equity.

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common share equivalents. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and common share

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

Because the Company has incurred a net loss for all periods presented in the Consolidated Statements of Operations, stock options, shares subject to repurchase and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. For the years ended December 31, 2010, 2009 and 2008 the number of stock options, shares subject to repurchase and warrants not included in the computation totaled 4,241,016, 4,111,133 and 4,416,431, respectively.

The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. There were no unvested common shares subject to repurchase for the years ended December 31, 2009. The number of weighted-average unvested common shares subject to repurchase for the year ended December 31, 2010 was 18,493.

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

	Year Ended
	December 31,
	2010	2009	2008

Net loss	$(41,631)	$(30,867)	$(54,995)
Net unrealized gains (losses) on short-term investments	(11)	(97)	125

Comprehensive net loss	$(41,642)	$(30,964)	$(54,870)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. On January 1, 2010, the Company adopted the provisions of ASU 2010-06 which did not have a material impact on its consolidated results of operations or financial condition.

In April 2010, FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU 2010-17 codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after June 15, 2010. Early adoption is permitted. In the fourth quarter of 2010, the Company elected early adoption of the provisions of ASU 2010-17. See footnote 8 for further details on the milestone revenue recognized during the fourth quarter of 2010.

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

The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at December 31, 2010 and 2009 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)*	(Level 2)*	(Level 3)

Money market funds	$9,909	$9,909	$—	$—
United States government and agency obligations	51,431	4,998	46,433	—
United States corporate debt securities	8,257	—	8,257	—
United States commercial paper	5,497	—	5,497	—
Foreign commercial paper	5,299	—	5,299	—

Total	$80,393	$14,907	$65,486	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)*	(Level 2)*	(Level 3)

Money market funds	$8,397	$8,397	$—	$—
United States government and agency obligations	27,096	6,577	20,519	—
United States corporate debt securities	11,634	—	11,634	—
Foreign commercial paper	3,598	—	3,598	—

Total	$50,725	$14,974	$35,751	$—

*	There were no significant transfers between level 1 and level 2 investments for the years ended December 31, 2010 and 2009.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity. For the years ended December 31, 2010 and 2009, the Company recognized approximately $11,000 and $97,000 in net unrealized losses, respectively, associated with its short-term investments. For the year ended December 31, 2008, the Company recognized approximately $125,000 in net unrealized gains associated with its short-term investments.

Realized gains and losses associated with the Company’s investments, if any, are reported in the statement of operations. For the years ended December 31, 2010 and 2009, the Company recognized approximately $23,000 and 24,000 in net realized gains, respectively, associated with its short-term investments. For the year ended December 31, 2008, the Company did not recognize any realized gains or losses on its short-term investments.

4.	Balance Sheet Details

Short-Term Investments

The following is a summary of the Company’s short-term, available-for-sale securities (in thousands):

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

United States Government agency obligations	$49,401	$32	$(1)	$49,432
United States corporate debt	4,458	—	—	4,458
United States commercial paper	5,497	—	—	5,497
Foreign commercial paper	5,299	—	—	5,299

Total	$64,655	$32	$(1)	$64,686

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

United States Government agency obligations	$24,077	$20	$—	$24,097
United States corporate debt	11,612	22	—	11,634
Foreign commercial paper	3,598	—	—	3,598

Total	$39,287	$42	$—	$39,329

As of December 31, 2010, the Company’s short-term investments consisted of approximately $56,478,000 of available-for-sale securities with contractual maturities of one year or less and approximately $8,208,000 with contractual maturities not to exceed 13 months.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The Company regularly monitors and evaluates the realizable value of its marketable securities. The Company did not recognize any impairment losses for the years ended December 31, 2010 and 2009.

Receivables

Receivables consisted of the following (in thousands):

	December 31,
	2010	2009

Amounts due under collaboration arrangements for milestones	$15,000	$—
Amounts due for reimbursable research and development costs	1,196	1,189
Amounts due for sponsored research	358	—
Interest on short-term investments	367	195
Other	38	49

Total Receivables	$16,959	$1,433

Property and Equipment

Property and equipment is comprised of the following (in thousands):

	December 31,
	2010	2009

Laboratory equipment	$1,595	$1,437
Computer equipment and software	1,016	734
Furniture and fixtures	335	183
Leasehold improvements	976	969

	3,922	3,323
Less: accumulated depreciation and amortization	(1,915)	(1,362)

	$2,007	$1,961

Depreciation and amortization expense, which includes equipment under a capital lease, for the years ended December 31, 2010, 2009 and 2008 was approximately $599,000, $668,000 and $535,000, respectively. Equipment acquired under capital leases included in property and equipment totaled approximately $312,000 (net of accumulated amortization of $184,000) and $252,000 (net of accumulated amortization of $100,000) at

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010 and 2009, respectively. Amortization expense associated with this equipment is included in depreciation expense for the years ended December 31, 2010, 2009 and 2008.

Accrued Payroll and Employee Liabilities and Other Accrued Liabilities

Accrued payroll and employee liabilities and other accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009

Accrued employee salaries and benefits	$1,499	$634
Accrued bonuses	1,303	1,462
Accrued restructuring	—	42

Total Accrued Payroll and Employee Liabilities	$2,802	$2,138

	December 31,
	2010	2009

Accrued professional fees	$441	$173
Accrued legal fees	242	362
Accrued accounts payable	359	130
Accrued interest	433	62
Other accrued liabilities	75	42

Total Other Accrued Liabilities	$1,550	$769

5.	Commitments and Contingencies

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

In September 2009, the Company entered into a non-cancellable operating lease for lab equipment. Under the terms of the lease agreement, it will make 36 monthly payments of approximately $5,000 beginning in the fourth quarter of 2009.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual future minimum lease payments as of December 31, 2010 are as follows (in thousands):

	Operating Leases	Capital Lease

Years ended December 31,
2010	$1,094	$122
2011	1,126	45
2012	1,108	45
2013	1,145	45
2014	200	22
Thereafter	—	—

Total	$4,673	279

Less amount representing interest		(68)

Present value of net minimum lease payments		211
Less current portion		(97)

Noncurrent portion of capital lease obligation		$114

Rent expense under all operating leases totaled approximately $1,168,000, $989,000 and $1,333,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

In connection with this loan, the Company incurred debt issuance costs of approximately $527,000, which consists of commitment fees of $480,000 and legal fees of approximately $47,000. Of the total commitment fees incurred, $80,000 was paid upon entering into the agreement and the remaining $400,000 will be due at the end of the term of the loan. The debt issuance costs were recorded as a deferred charge and classified as other assets on the Consolidated Balance Sheet and the loan was recorded and classified as current and non-current note payable obligations. The debt issuance costs are being amortized as a component of interest expense over the term of the loan using the effective interest rate method. The aggregate unamortized debt issuance costs as of December 31, 2010 and 2009 were approximately $58,000 and $229,000, respectively.

Furthermore, in conjunction with this loan, the Company issued to the lenders warrants to purchase an aggregate of up to 56,010 shares of the Company’s common stock at an exercise price of $8.57 per share. The warrants met all of the criteria for classification as equity, including being indexed to the Company’s common stock. The warrants were valued using the Black-Scholes model assuming a risk-free interest rate of 3.00%, a dividend

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

yield of 0%, expected volatility of 77.04% and a contractual life of the warrants of seven years. The estimated fair value of the warrants was $343,000 and was recorded as a debt discount. The debt discount is being amortized as additional interest expense over the term of the loan using the effective interest rate method. The aggregate unamortized debt discount as of December 31, 2010 and 2009 was approximately $38,000 and $150,000, respectively.

The following is a summary of the notes payable obligations as of December 31, 2010 (in thousands):

Notes Payable

Years ended December 31,
2010	$3,875
2011	46
2012	45
2013	45
2014	19
Thereafter	—

Total	4,030
Less unamortized discount	(38)
Less amount representing interest	(642)

Present value of net minimum notes payable payments	3,350
Less current portion	(3,213)

Noncurrent portion of notes payable	$137

Executive Severance Agreements

The Company has entered into employment agreements with its executive officers and certain other key employees that, under certain circumstances, provide for the continuation of salary and certain other benefits if terminated under specified circumstances.

These agreements generally expire upon termination for cause or when the Company has met its obligations under these agreements. In the third quarter of 2010, the Company incurred expenses of approximately $464,000 related to continuation of salary and other benefits under employment agreements due to the departure of certain employees.

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

Purchase Obligations

At December 31, 2010, purchase obligations of approximately $1,385,000 primarily consisted of commitments with third-party manufacturers of materials to be used in our clinical and pre-clinical studies, as well as commitments with various vendors for preclinical studies. Approximately $738,000 of the total purchase

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations were not included in the Company’s consolidated financial statements for the year ended December 31, 2010. The Company intends to use its current financial resources to fund its commitments under these purchase obligations.

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

The Company incurred total restructuring charges of approximately $818,000, primarily for severance-related costs in connection with the Restructuring Plan. The Company did not incur any expense related to contractual or lease obligations or other exit costs. For the year ended December 31, 2009, approximately $791,000 of the total restructuring charge was included in research and development expense and approximately $27,000 was included in general and administrative expense. The Company made the final payment under the Restructuring Plan in April 2010.

7.	Valeant Transaction

On December 21, 2006, the Company entered into an asset purchase agreement with Valeant Research and Development, Inc. (“Valeant”), pursuant to which the Company acquired intellectual property and other assets related to the non-nucleoside reverse transcriptase inhibitor HIV program (“RDEA806 program”), the next generation non-nucleoside reverse transcriptase inhibitor HIV program (“next generation NNRTI program”), the mitogen-activated ERK kinase program (“BAY 86-9766 (RDEA119) program”) and the next generation mitogen-activated ERK kinase program (“next generation MEK inhibitor program”).

Concurrent with the asset purchase agreement, the Company entered into a Master Services Agreement with Valeant under which the Company agreed to advance a preclinical program in the field of neuropharmacology on behalf of Valeant. Under the two-year agreement term, Valeant agreed to pay the Company quarterly payments totaling up to $3.5 million per year, and up to $1 million in milestone payments. The first milestone totaling $500,000 was paid in August 2007. Due to the early achievement of this milestone, the Company’s efforts under the agreement were reduced throughout 2008 and the agreement expired by its terms on December 21, 2008. Total revenues, including the milestone payment, amounted to $3,095,000 for 2007, and $304,000 for 2008.

Under the asset purchase agreement with Valeant, the Company will be obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of products. There is one set of potential milestones totaling up to $25 million for the RDEA806 program and the next generation NNRTI program and a separate set totaling up to $17 million for the BAY 86-9766 (RDEA119) program and the next generation MEK inhibitor program. Accordingly, the Company has identified a total contingent liability of $42 million related to these milestone payments. Each milestone payment will be recorded when the related contingency is resolved and consideration is issued or becomes assumable. During the fourth quarter of 2010, the first milestone for the BAY 86-9766 (RDEA119) program was achieved. Accordingly, the Company recorded $1 million to research and development expense in its consolidated statement of operations for the year ended December 31, 2010. The $1 million milestone payment was paid to Valeant in January 2011. The royalty rates on all products covered by the asset purchase agreement are in the mid-single digits.

8.	Bayer Relationship

In April 2009, the Company entered into a Development and Commercialization License Agreement (the “License Agreement”) with Bayer HealthCare AG (“Bayer”). Under the terms of the License Agreement, the Company granted to Bayer a worldwide, exclusive license to develop and commercialize the Company’s mitogen-

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activated ERK kinase (“MEK”) inhibitors for all indications. In partial consideration for the license, Bayer paid the Company an upfront cash fee of $35 million. The Company is eligible to receive additional cash payments totaling up to $372 million upon achievement of certain development-, regulatory- and sales-based milestones, as well as low double-digit royalties on worldwide sales of products covered under the License Agreement. The Company is responsible for the completion of the Phase 1 and Phase 1/2 studies of BAY 86-9766 (RDEA119) that were underway at the time the license agreement was entered into. Bayer is responsible for reimbursing the Company for third-party development costs associated with the studies, up to a specified amount. The upfront fee, reimbursement of third-party development costs, payments associated with achieving specific milestones and royalties based on product sales, if any, will be accounted for as separate units of accounting.

The $35 million upfront payment was originally being recognized on a straight-line basis over a period of approximately 13 months, which was the original period that the Company expected to complete all of its obligations under the License Agreement. In December 2009 and again in September 2010, the Company revised its estimate of this period as a result of design modifications to its ongoing BAY 86-9766 (RDEA119) clinical trials, extending it to 38 months. The deferred balance of the license fee as of the date of the latest change in estimate of approximately $7,738,000 is being recognized over the revised timeline. For the year ended December 31, 2010, the Company recognized revenue of approximately $8,100,000, as license fees in the condensed consolidated statement of operations.

Participants in a collaborative arrangement are required to report costs incurred and revenues generated from transactions with third parties in each entity’s respective income statement based on whether the participant is considered a principal or an agent. Under the terms of the License Agreement and as it pertains to the completion of the Phase 1 and Phase 1/2 studies, the Company would be considered the principal as the Company is the primary obligor with respect to the third parties, has latitude in establishing price, has discretion in supplier selection and is involved in the determination of product or service specifications. As such, the Company records the gross amount of the reimbursement of third-party development costs for the ongoing clinical trials as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated statement of operations. In July 2010, the ongoing clinical trial cost reimbursement amount was increased to include the effect of study design changes previously agreed to by both parties. For the year ended December 31, 2010, the Company recognized revenue of approximately $3,961,000, as reimbursable research and development costs in the condensed consolidated statement of operations.

During the fourth quarter of 2010, the License Agreement was amended to include reimbursement of personnel costs for employees involved in the development of BAY 86-9766 (RDEA119). The reimbursements will be recognized as the services are performed. For the year ended December 31, 2010, the Company recognized $358,000 as sponsored research in its consolidated statement of operations.

Revenue from milestone payments will be recognized upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, the Company will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance under the License Agreement as the related performance obligations are completed. During the fourth quarter of 2010, the Company received confirmation from Bayer that the first milestone for BAY 86-9766 (RDEA119) had been achieved. In accordance with ASC Topic 605, Revenue Recognition, the Company recorded the $15 million milestone as revenue in the fourth quarter of 2010.

Revenue recognized for royalty payments, if any, will be based upon actual net sales of licensed products in the period the sales occur.

Any amounts received by the Company pursuant to the License Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue in the consolidated balance sheet.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stockholders’ Equity

Preferred Stock

As of December 31, 2010, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share, in one or more series. As of December 31, 2010 there were no shares of preferred stock issued and outstanding.

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

In April 2010, the Company completed a public offering of 4,025,000 shares of its common stock, including 525,000 shares sold pursuant to the full exercise of an overallotment option granted to the underwriters, at a price of $20.00 per share. The net proceeds to the Company from the sale of shares in the offering, after expenses and underwriting discounts and commissions, were approximately $76,814,000.

Common Stock Reserved for Future Issuance

Shares of Company common stock reserved for future issuance at December 31, 2010 were as follows:

Warrants	684,332
Stock Incentive plan	4,614,394
Employee stock purchase plan	171,187

Total shares reserved for future issuance	5,469,913

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

On November 12, 2008, in conjunction with the $8,000,000 loan, the Company issued warrants to purchase an aggregate of 56,010 shares of its common stock at an exercise price of $8.57 per share. The warrants were immediately exercisable and expire seven years from the date of issuance. As of December 31, 2010, all of the warrants had been exercised using the conversion right provision in the warrant agreement, which resulted in the net issuance of 11,862 and 19,166 shares of common stock, in September 2009 and July 2010, respectively, and no net cash proceeds to the Company.

In conjunction with the December 2008 private placement, the Company issued warrants to purchase an aggregate of 684,332 shares of its common stock at an exercise price of $11.14 per share. The warrants were first exercisable on June 17, 2009 and expire on December 19, 2013. As of December 31, 2010, all of the warrants were outstanding and 684,332 shares of common stock have been reserved for issuance upon exercise of the warrants. The warrants met all of the criteria for classification as equity, including being indexed to the Company’s common stock. The warrants were valued using the Black-Scholes model assuming a risk-free interest rate of 1.35%, a dividend yield of 0%, expected volatility of 77.66% and a contractual life of the warrants of five years. The estimated fair value of the warrants was $4,528,000. The net effect of recording the fair value of the warrants to equity was zero. To date, none of the warrants have been exercised.

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

The number of shares of the Company’s common stock available for issuance under the 2004 Plan automatically increases on the first trading day of January of each calendar year during the term of the 2004 Plan, beginning with calendar year 2005, by an amount equal to five percent of the sum of the following share numbers: (i) the total number of shares of the Company’s common stock outstanding on the date and (ii) the number of shares of the Company’s common stock into which the outstanding shares of Series A preferred stock are convertible on that date, not to exceed 2,000,000 shares in any given year. In accordance with the preceding formula, the shares available for issuance under the 2004 Plan were increased by 925,245 on January 4, 2010, by 891,787 on January 2, 2009 and by 744,552 on January 2, 2008. In addition, the shares available for issuance under the 2004 Plan will increase by 1,168,349 shares on January 3, 2011.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity and related data follows:

		Outstanding Options
			Weighted-
	Options		Average
	Available for	Number of	Exercise
	Grant	Shares	Price

Balance at December 31, 2007	1,347,877	2,180,893	$5.79
Additional shares authorized	744,552	—	—
Granted	(1,793,875)	1,793,875	$13.62
Exercised	—	(116,653)	$4.66
Cancelled	182,026	(182,026)	$7.97

Balance at December 31, 2008	480,580	3,676,089	$9.54
Additional shares authorized	891,787	—	—
Granted	(557,350)	557,350	$14.19
Exercised	—	(595,168)	$5.89
Cancelled	246,476	(246,476)	$10.95

Balance at December 31, 2009	1,061,493	3,391,795	$10.84
Additional shares authorized	925,245	—	—
Granted	(986,920)	961,920	$22.07
Exercised	—	(739,139)	$7.97
Cancelled	76,385	(76,385)	$12.70

Balance at December 31, 2010	1,076,203	3,538,191	$14.46

For the year ended December 31, 2010, options cancelled (included in the above table) consisted of 71,917 options forfeited with a weighted-average exercise price of approximately $12.70 and 4,468 options expired with a weighted-average exercise price of approximately $12.73.

As of December 31, 2010, options exercisable have a weighted-average remaining contractual term of 6.5 years. The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of the Company’s common stock on the date of exercise, during the years ended December 31, 2010, 2009, and 2008 was approximately $10,280,000, $6,218,000 and $1,001,000, respectively. As of December 31, 2010 the total intrinsic value of options outstanding and exercisable was approximately $40,844,000 and $26,726,000, respectively, which is the difference between the exercise price and closing price of the Company’s common stock.

	Years Ended December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Exercisable at end of year	1,768,985	$10.89	1,559,117	$9.85	1,092,025	$6.54
Weighted-average fair value of options granted during the year	$14.81		$9.60		$9.21

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2010 were:

					Weighted-
		Weighted-			Average
		Average	Weighted-		Exercise
		Remaining	Average		Price of
Options	Range of	Contractual	Exercise	Options	Options
Outstanding	Exercise Prices	Life (in years)	Price	Exercisable	Exercisable

315,532	$2.76 - $ 4.08	5.42	$3.75	315,532	$3.75
328,375	$4.08 - $ 9.46	6.41	$5.79	272,107	$5.52
407,512	$9.46 - $10.68	7.94	$10.68	189,324	$10.68
376,143	$12.16 - $14.25	6.12	$13.10	301,565	$12.98
353,250	$14.25 - $14.71	7.97	$14.33	163,410	$14.30
350,669	$14.71 - $15.26	8.93	$14.96	81,468	$14.95
421,400	$15.26 - $15.69	7.00	$15.69	334,731	$15.69
370,390	$16.20 - $22.88	7.71	$19.58	110,848	16.58
614,920	$22.88 - $25.00	9.93	$23.76	—	$—

3,538,191	$2.76 - $25.00	7.69	$14.46	1,768,985	$10.89

At December 31, 2010, the Company has reserved 4,614,394 shares of common stock for future issuance upon exercise of options granted or to be granted under the 2002 Plan and the 2004 Plan.

Employee Stock Purchase Plan

In 2000, the Company adopted the ESPP, under which shares of common stock are reserved for sale to eligible employees, as defined in the ESPP.

Employees may purchase common stock under the ESPP every six months (up to but not exceeding 15% of each employee’s base salary or hourly compensation, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. During the years ended December 31, 2010 and 2009, 53,776 and 62,134 shares of common stock were issued under the ESPP, respectively. There were no shares purchased under the ESPP during the year ended December 31, 2008. As of December 31, 2010, 186,070 shares of common stock have been issued under the ESPP and 171,187 shares of common stock are available for future issuance.

The ESPP included an annual evergreen provision which provided that on December 31st of each year, the number of reserved shares were increased automatically by the lesser of (i) one percent of the total amount of shares of common stock outstanding on such anniversary date, or (ii) such lesser amount as approved by the Board of Directors. The evergreen provision expired and the final increase of 178,357, under the provision, occurred on December 31, 2008.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

Taxes on income vary from the statutory federal income tax rate applied to earnings before tax on income as follows (in thousands):

	December 31,
	2010	2009	2008

Statutory federal income tax rate of 34% applies to earnings before income taxes and extraordinary items	$(14,155)	$(10,494)	$(18,698)
States taxes — net of federal benefit	(2,598)	(2,224)	(4,220)
Meals and entertainment	11	9	10
Share-based compensation	676	238	833
Federal research and development credit	(1,083)	(872)	(1,097)
162(m) Executive compensation limitation	1,186	160	—
NOL adjustment due to 382 study	—	(9,437)	—
R&D credit adjustment	—	334	(665)
APIC valuation allowance	(4)	(39)	—
Change in valuation allowance	15,684	22,204	23,777
Other	283	121	60

	$—	$—	$—

Deferred income tax assets and liabilities arising from difference between accounting for financial statement purposes and tax purposes, less valuation reserves at year end are as follows (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$61,944	$51,821
Research and development credits	6,285	4,459
Intangibles	1,440	1,452
Share-based compensation	5,395	3,052
Other, net	3,684	961

Total deferred tax assets	78,748	61,745

Deferred tax liabilities:
Deferred state taxes	(5,598)	(4,261)

Net deferred tax assets	73,150	57,484
Valuation allowance for net deferred tax assets	(73,150)	(57,484)

Net deferred taxes	$—	$—

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company continually maintains a full valuation allowance against its deferred tax assets at fiscal year ended December 31, 2010.

As of December 31, 2010, the Company had federal and California income tax net operating loss carryforwards of approximately $148,170,000 and $130,843,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses and expiring carryforwards for California income tax purposes. In addition, the Company had federal and California research and development tax credit carryforwards of $3,540,000 and $2,745,000, respectively. The federal and California net operating loss carryforwards will expire through 2030 and 2020, respectively, unless previously utilized. The federal research tax credit carryforwards will expire through 2030 unless previously utilized and the California research and development credit carryforwards will carry forward indefinitely until utilized.

Internal Revenue Code Section 382 and 383 can limit the amount of net operating losses and credits which may be utilized if certain changes to a company’s ownership occur. We regularly monitor our equity financing transactions and other ownership shifts to determine the extent to which our ability to utilize our net operating loss and credit carryforwards is limited. Based on our analysis, the Company has undergone five ownership changes as described in Internal Revenue Code Section 382, most recently in May 2003. Accordingly, we have adjusted our deferred tax assets related to net operating loss and credit carryforwards to reflect the 382/383 limitations applicable to prior years, however, the adjustment did not have a financial statement impact due to our full valuation allowance position. Any future financing transactions or other ownership shifts may impact the Company’s ability to utilize its net operating loss and credit carryovers for which deferred taxes have been provided.

As a result of ASC 715, Share-Based Compensation, our deferred tax assets as of December 31, 2010 do not include $3,757,000 of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryovers. Stockholders’ equity will be increased by $3,757,000 if and when such excess tax benefits are ultimately realized.

On January 1, 2007, the Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertain tax positions. This provision requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. The impact of the adoption of this provision was immaterial to the Company’s consolidated financial statements. The total amount of unrecognized tax benefits as of December 31, 2010 was $1,997,000 which, if recognized, would affect other tax accounts, primarily deferred taxes in future periods, and would not affect the Company’s effective tax rate since the Company maintains a full valuation allowance against its deferred tax assets.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

December 31,
2010

Balance at December 31, 2008	$864
Gross increase (decrease)	476

Balance at December 31, 2009	1,340
Gross increase (decrease)	657

Balance at December 31, 2010	$1,997

The Company does not anticipate any material change in the total amount of unrecognized tax benefits will occur within the next twelve months.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2010, and has not recognized interest and/or penalties in the consolidated statement of operations for the period ended December 31, 2010, since the unrecognized tax benefits do not result in tax liabilities.

The Company is subject to taxation in the United States and state jurisdictions. The Company’s tax years for 2003 and forwards are subject to examination by the United States and California tax authorities due to the carryforward of net operating losses and research and development credits.

Recently enacted tax laws may also affect the tax provision on the Company’s financial statements. In 2009, the State of California passed a new law allowing taxpayers to make an election to adopt a single sales factor apportionment formula as well as to apportion revenue related to services using the market-based approach starting with the 2011 tax year. As of December 31, 2010, the Company has not considered this election. Should the Company decide to make this election in 2011, the Company may need to adjust the blended state rate used to tax effect its deferred tax assets/liabilities, and record any impact to the financial statements in the period such decision is made.

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

In January 2011, the Company received $15,000,000 from Bayer for the achievement of the first milestone under the License Agreement. The milestone was recorded as revenue in the fourth quarter of 2010. In addition, in January 2011, the Company paid $1,000,000 to Valeant under the terms of the asset purchase agreement with Valeant. See footnote 8 for further details.

In February 2011, the Company completed an underwritten public offering of 3,162,500 shares of its common stock, including the full exercise of the overallotment option granted to the underwriters, at a price of $26.00 per share. The net proceeds to the Company from the sale of shares in this offering before expenses and after underwriting discounts and commissions, were approximately $78,192,000.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009:

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Revenues:
Milestones	$—	$—	$—	$15,000
License fees	2,426	2,426	2,171	1,077
Sponsored research	—	—	—	358
Reimbursable research and development costs	847	1,095	1,123	896

Total revenues	3,273	3,521	3,294	17,331
Expenses:
Research and development	10,251	12,884	14,687	14,288
General and administrative	2,926	3,319	6,669	3,538

Loss from operations	(9,904)	(12,682)	(18,062)	(495)
Interest income	69	111	100	84
Interest expense	(261)	(229)	(204)	(172)
Other income, net	13	13	1	(13)

Net Loss	$(10,083)	$(12,787)	$(18,165)	$(596)

Basis and diluted net loss per share	$(0.54)	$(0.57)	$(0.79)	$(0.03)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Revenues:
License fees	$—	$5,013	$8,178	$7,251
Reimbursable research and development costs	—	499	991	1,004

Total revenues	—	5,512	9,169	8,255
Expenses:
Research and development	10,996	10,725	8,999	11,478
General and administrative	2,877	2,526	2,404	2,882

Loss from operations	(13,873)	(7,739)	(2,234)	(6,105)
Interest income	136	119	65	66
Interest expense	(364)	(348)	(320)	(291)
Other income, net	(2)	5	18	—

Net Loss	$(14,103)	$(7,963)	$(2,471)	$(6,330)

Basis and diluted net loss per share	$(0.79)	$(0.44)	$(0.13)	$(0.34)