Form 10-Q
period 2011-03-31
Ardea Biosciences, Inc./DE
filed 2011-05-09
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes     ☐    No     ☑
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 29, 2011 was 26,667,225.

ARDEA BIOSCIENCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
ARDEA BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$53,657	$15,926
Short-term investments, available-for-sale	103,148	64,686
Receivables	2,019	16,959
Prepaids and other current assets	1,040	518

Total current assets	159,864	98,089

Property and equipment, net	1,950	2,007
Other assets	355	358

Total assets	$162,169	$100,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,547	$3,073
Accrued clinical liabilities	4,789	5,681
Accrued payroll and employee liabilities	2,080	2,802
Other accrued liabilities	2,023	1,550
Current portion of deferred revenue	4,306	4,306
Current portion of long-term debt	2,532	3,310

Total current liabilities	17,277	20,722

Deferred rent	212	205
Non-current portion of deferred revenue	1,076	2,153
Non-current portion of long-term debt	236	251

Commitments and contingencies (see Note 5)

Stockholders’ equity:
Common stock	26	23
Additional paid-in capital	547,591	466,110
Accumulated other comprehensive income	10	31

Accumulated deficit	(404,259)	(389,041)

Total stockholders’ equity	143,368	77,123

Total liabilities and stockholders’ equity	$162,169	$100,454

Note: The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the U.S.
See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
License fees	$1,077	$2,426
Sponsored research	90	—
Reimbursable research and development costs	603	847

Total revenues	1,770	3,273

Operating expenses:
Research and development	12,715	10,251
General and administrative	4,249	2,926

Total operating expenses	16,964	13,177

Loss from operations	(15,194)	(9,904)

Other income (expense):
Interest income	107	69
Interest expense	(134)	(261)
Other income, net	3	13

Total other income (expense)	(24)	(179)

Net loss	$(15,218)	$(10,083)

Basic and diluted net loss per share	$(0.59)	$(0.54)

Shares used in computing basic and diluted net loss per share	25,782	18,559

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net loss	$(15,218)	$(10,083)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Share-based compensation	2,385	1,613
Depreciation and amortization	167	136
Amortization of debt discount and debt issuance costs	43	86
Deferred rent	7	15
Amortization of premium on short-term investments	237	108
Realized gain on short-term investments	—	(11)
Change in operating assets and liabilities:
Receivables	14,940	68
Prepaids and other assets	(545)	(252)
Accounts payable	(1,526)	691
Accrued clinical liabilities	(892)	(1,440)
Accrued payroll and employee liabilities	(722)	(691)
Other accrued liabilities	473	(149)
Deferred revenue	(1,077)	(2,426)

Net cash used for operating activities	(1,728)	(12,335)

Investing activities:
Purchases of short-term investments	(70,453)	(2,498)
Proceeds from sale or maturity of short-term investments	31,733	9,280
Proceeds from sale of property and equipment	12	—
Purchases of property and equipment	(122)	(125)

Net cash (used for) provided by investing activities	(38,830)	6,657

Financing activities:
Payments on long-term debt	(810)	(716)
Net proceeds from issuance of common stock	79,099	559

Net cash provided by (used for) financing activities	78,289	(157)

Net increase (decrease) in cash and cash equivalents	37,731	(5,835)
Cash and cash equivalents at beginning of period	15,926	11,562

Cash and cash equivalents at end of period	$53,657	$5,727

Supplemental disclosure of cash flow information:
Interest paid	$99	$182

Supplemental schedule of non-cash information:
Net unrealized loss on short-term investments	$(21)	$(22)

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ardea Biosciences, Inc. and its wholly owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2011. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”).
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
Because the Company has incurred a net loss for both periods presented in the unaudited condensed consolidated statements of operations, stock options, stock subject to repurchase and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. For the three months ended March 31, 2011 and 2010 the number of stock options, shares subject to repurchase and warrants not included in the computation totaled 4,435,124 and 4,107,042, respectively.
The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. The number of weighted-average unvested common shares subject to repurchase for the three months ended March 31, 2011 was 25,000. There were no unvested common shares subject to repurchase for the three months ended March 31, 2010.
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

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(15,218)	$(10,083)
Net unrealized losses on short-term investments	(21)	(22)

Comprehensive net loss	$(15,239)	$(10,105)

Recent Accounting Pronouncements
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company elected early adoption of the provisions of ASU 2010-17, in the fourth quarter of 2010. The adoption of ASU 2010-17 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. ASU 2009-13 eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. Early adoption is permitted. On January 1, 2011, the Company adopted the provisions of ASU 2009-13 which did not have a material impact on the Company’s consolidated results of operations or financial condition.
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
The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at March 31, 2011 and 2010 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
	Balance at	assets	inputs	inputs
	March 31, 2011	(Level 1)*	(Level 2)*	(Level 3)

Money market funds	$7,803	$7,803	$—	$—
U.S. government and agency obligations	71,761	12,537	59,224	—
U.S. corporate debt securities	11,309	—	11,309	—
U.S. commercial paper	45,777	—	45,777	—
Foreign commercial paper	17,196	—	17,196	—
Foreign certificates of deposit	2,400	—	2,400	—

Total	$156,246	$20,340	$135,906	$—

	Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	Unobservable
	Balance at	assets	inputs	inputs
	March 31, 2010	(Level 1)*	(Level 2)*	(Level 3)

Money market funds	$4,743	$4,743	$—	$—
U.S. government and agency obligations	16,745	—	16,745	—
U.S. corporate debt securities	3,585	—	3,585	—
U.S. commercial paper	7,295	—	7,295	—
U.S. certificates of deposit	3,203	—	3,203	—
Foreign commercial paper	1,600	—	1,600	—

Total	$37,171	$4,743	$32,428	$—

*	There were no significant transfers between level 1 and level 2 investments for the three months ended March 31, 2011 and 2010.
As of March 31, 2011, the Company’s short-term investments consisted of approximately $73,051,000 of available-for-sale securities with contractual maturities of one year or less and approximately $30,097,000 with contractual maturities not to exceed 15 months.
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
The Company considers the carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, receivables, accounts payable and accrued liabilities to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair values of these long-term obligations approximate their carrying value. The Company applies fair value accounting to its securities available-for-sale.
Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity. For the three months ended March 31, 2011 and 2010, the Company recognized approximately $21,000 and $22,000, respectively, in net unrealized losses on its short-term investments.
Realized gains and losses associated with the Company’s investments, if any, are reported in the statement of operations. For the three months ended March 31, 2011, the Company did not recognize any realized gains or losses associated with its short-term investments. For the three months ended March 31, 2010, the Company recognized approximately $11,000 in net realized gains on its short-term investments.

4. Bayer Relationship
In April 2009, the Company entered into a Development and Commercialization License Agreement (the “License Agreement”) with Bayer HealthCare AG (“Bayer”). Under the terms of the License Agreement, the Company granted to Bayer a worldwide, exclusive license to develop and commercialize the Company’s mitogen-activated ERK kinase (“MEK”) inhibitors for all indications. In partial consideration for the license, Bayer paid the Company an upfront cash fee of $35 million. The Company is eligible to receive additional cash payments totaling up to $372 million upon achievement of certain development-, regulatory- and sales-based milestones, as well as low double-digit royalties on worldwide sales of products covered under the License Agreement. The Company is responsible for the completion of the Phase 1 and Phase 1/2 studies of BAY 86-9766 (RDEA119) that were underway at the time the license agreement was entered into. Bayer is responsible for reimbursing the Company for third-party development costs associated with the studies, up to a specified amount. During the fourth quarter of 2010, Bayer agreed to reimburse a portion of the personnel costs of employees involved in the development of BAY 86-9766 (RDEA119). The reimbursements will be recognized as the services are performed. The upfront fee, reimbursement of third-party development costs, reimbursement of personnel costs, payments associated with achieving specific milestones and royalties based on product sales, if any, will be accounted for as separate units of accounting.
The $35 million upfront payment was originally being recognized on a straight-line basis over a period of approximately 13 months, which was the original period that the Company expected to complete all of its obligations under the License Agreement. In December 2009 and again in September 2010, the Company revised its estimate of this period as a result of design modifications to its ongoing BAY 86-9766 (RDEA119) clinical trials, extending it to 38 months. The deferred balance of the license fee as of the date of the latest change in estimate of approximately $7,738,000 is being recognized over the revised timeline. For the three months ended March 31, 2011, the Company recognized revenue of approximately $1,077,000, as license fees in the condensed consolidated statement of operations.
Participants in a collaborative arrangement are required to report costs incurred and revenues generated from transactions with third parties in each entity’s respective income statement based on whether the participant is considered a principal or an agent. Under the terms of the License Agreement and as it pertains to the completion of the Phase 1 and Phase 1/2 studies, the Company would be considered the principal as the Company is the primary obligor with respect to the third parties, has latitude in establishing price, has discretion in supplier selection and is involved in the determination of product or service specifications. As such, the Company records the gross amount of the reimbursement of third-party development costs for the ongoing clinical trials as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated statement of operations. In July 2010, the ongoing clinical trial cost reimbursement amount was increased to include the effect of study design changes previously agreed to by both parties. For the three months ended March 31, 2011, the Company recognized revenue of approximately $603,000, as reimbursable research and development costs in the condensed consolidated statement of operations.
For the three months ended March 31, 2011, the Company recognized $90,000 in reimbursed personnel costs, as sponsored research in its condensed consolidated statements of operations.
Revenue from milestone payments, will be recognized upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, the Company will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance under the License Agreement as the related performance obligations are completed. During the fourth quarter of 2010, the Company received confirmation from Bayer that the first milestone for BAY 86-9766 (RDEA119) had been achieved. The $15,000,000 milestone was recorded as revenue in the fourth quarter of 2010 in accordance with ASU 2010-17 and the milestone payment was received in January 2011.

Revenue recognized for royalty payments, if any, will be based upon actual net sales of licensed products in the period the sales occur.
Any amounts received by the Company pursuant to the License Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue in the consolidated balance sheet.
5. Commitments and Contingencies
Under the Asset Purchase Agreement (the “Asset Purchase Agreement”) between Valeant Research and Development, Inc. (“Valeant”) and the Company, dated December 21, 2006, the Company is obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of certain products. The aggregate contingent liability of up to $42,000,000 in milestone payments for the programs covered under the Asset Purchase Agreement is considered a liability in the ordinary course of business. Each milestone payment will be recorded when the related contingency is resolved and consideration is issued or becomes issuable. During the fourth quarter of 2010, the first milestone under the Asset Purchase Agreement was achieved. Accordingly, the Company recorded $1,000,000 to research and development expense in its consolidated statement of operations for the year ended December 31, 2010. The $1,000,000 milestone payment was paid to Valeant in January 2011 reducing the total of potential future development-based milestone payments under the Asset Purchase Agreement to $41,000,000.
6. Long-term Debt
     The following is a summary of the Company’s long-term debt obligations as of March 31, 2011:

	Notes Payable	Capital Lease

Years ended December 31,
2011 (remaining nine months of the year)	$3,006	$82
2012	46	45
2013	45	45
2014	45	45
2015	19	22

Total	3,161	239
Less unamortized discount	(21)	—
Less amount representing interest	(550)	(61)

Total balance	2,590	178
Less current portion	(2,462)	(70)

Noncurrent portion of long-term debt	$128	$108

7. Stockholders’ Equity
Common Stock
In February 2011, the Company completed an underwritten public offering of 3,162,500 shares of its common stock, including the full exercise of the overallotment option granted to the underwriters, at a price of $26.00 per share. The net proceeds to the Company from the sale of shares in this offering were approximately $78,062,000 after deducting underwriting discounts and commissions and offering expenses.
For the three months ended March 31, 2011, approximately 126,000 shares of common stock were issued pursuant to the exercise of stock options resulting in proceeds to the Company of approximately $1,037,000.

Share-Based Compensation
The following table summarizes share-based compensation expense for the three months ended March 31, 2011 and 2010 related to employee and director stock options, restricted stock awards and Employee Stock Purchase Plan (“ESPP”) purchase rights by expense category (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Research and development	$933	$684
General and administrative	1,452	929

Share-based compensation expense included in operating expenses	$2,385	$1,613

As of March 31, 2011, there was $21,162,000 of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.8 years.
The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:
Options:

	March 31,
	2011	2010
Risk-free interest rate	2.5%	2.8%
Dividend yield	0.0%	0.0%
Volatility	73.6%	78.3%
Expected life (years)	5.5-6.1	5.5-6.1
The Company estimates the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model. A new offering period begins every six months in May and November of each year. For the three month periods ended March 31, 2011 and 2010, there were no new offering periods or ESPP purchase rights granted.
8. Income Taxes
Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company’s ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2011.
The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company’s unrecognized tax benefits since December 31, 2010 and as such, disclosures included in the Company’s 2010 Annual Report on Form 10-K continue to be relevant for the period ended March 31, 2011.
9. Subsequent Events
There were no subsequent events that were required to be recognized or disclosed in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, or SEC, on March 11, 2011.
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
Overview and Business Strategy
     Ardea Biosciences, Inc., of San Diego, California, is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of serious diseases. The current status of our development programs is as follows:
Product Portfolio

Product Candidate	Target Indication	Development Status
Lesinurad (RDEA594)	Gout	Phase 2 completed*
Next-generation URAT1 inhibitors	Gout	Preclinical development ongoing
BAY 86-9766 (RDEA119)	Cancer	Phase 2 ongoing

*	Phase 2 extension studies are ongoing
GOUT
     Gout is a painful, debilitating and progressive disease caused by abnormally elevated levels of uric acid in the blood stream, or hyperuricemia. While gout is a treatable condition, there are limited treatment options, and a number of adverse effects are associated with most current therapies.
     Drugs currently used to treat the underlying cause of gout work by lowering blood or serum uric acid (“sUA”) levels and are referred to as urate-lowering therapies (ULTs). Approximately 90 percent of gout patients are considered to have a defect in their ability to excrete sufficient amounts of uric acid and are classified as “under-excreters” of uric acid, which leads to excessive levels of sUA. Our most advanced product candidate, lesinurad, previously called RDEA594, is an inhibitor of URAT1, a transporter in the kidney that regulates uric acid excretion from the body. Lesinurad normalizes the amount of uric acid excreted by gout patients. Since the majority of gout patients are “under-excreters”, normalizing uric acid excretion by moderating URAT1 transporter activity with lesinurad may provide the most physiologically appropriate means of reducing sUA levels. In addition, because lesinurad works by increasing the excretion of uric acid, it can be used in combination with ULTs that reduce the production of uric acid such as allopurinol or febuxostat (Uloric®, Takeda Pharmaceutical Company Limited).
     Approximately 2.5 million gout patients in the U.S. are prescribed ULTs annually. Allopurinol, the most commonly prescribed ULT in the U.S., currently accounts for more than 90 percent of U.S. unit sales of all ULTs. However, in recent controlled clinical studies, only 30-40 percent of gout patients adequately responded to allopurinol, defined as achieving sUA levels of less than 6 mg/dL, the medically recommended target. Febuxostat, the most recently approved ULT in the U.S., has similar response rates in clinical practice according to a 2010 BioTrends Research Group, Inc report. We are developing lesinurad to be used as both monotherapy and in combination with drugs like allopurinol and febuxostat to treat the large number of patients who are intolerant, or not adequately responding to, their current therapy.

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

     Lesinurad will need to successfully complete Phase 3 pivotal clinical trials, as well as potential additional non-pivotal clinical trials in order to be approved for marketing by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities around the world. We plan to meet with the FDA and the European Medicines Agency for end-of-Phase 2 meetings to discuss the Phase 2 data with the goal of defining a Phase 3 plan for lesinurad.
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
     In April 2009, we entered into a global license agreement with Bayer to develop and commercialize our MEK inhibitors for the treatment of cancer. Under the license agreement, we are responsible for completion of the Phase 1 and Phase 1/2 studies that were underway when we entered into the agreement. Bayer is responsible for reimbursing us for third-party development costs associated with these studies, as well as a portion of the personnel costs of employees involved in the development of BAY 86-9766 (RDEA119), up to a specified amount. Thereafter, Bayer will be responsible for the further development and commercialization of BAY 86-9766 (RDEA119) and any of our other MEK inhibitors.
     We have completed our Phase 1 study of BAY 86-9766 (RDEA119) as a single agent in advanced cancer patients with different tumor types and we have identified the maximum tolerated dose (“MTD”) of BAY 86-9766 (RDEA119) in our Phase 1/2 study in combination with sorafenib. Dosing in the MTD expansion cohort of the Phase 1/2 study is ongoing.
     Phase 1 results to date in refractory patients with advanced solid tumors have demonstrated that BAY 86-9766 (RDEA119) is well tolerated and a number of patients have achieved stable disease or partial response to treatment. Based on the promising preclinical and Phase 1 and Phase 1/2 results, Bayer recently initiated a Phase 2 study of BAY 86-9766 (RDEA119) in combination with sorafenib as first-line therapy for primary liver cancer and a Phase 1/2 study of BAY 86-9766 (RDEA119) in combination with gemcitabine in patients with advanced pancreatic cancer.
Bayer Relationship
     In April 2009, we entered into a global license agreement with Bayer to develop and commercialize our small-molecule MEK inhibitors, including BAY 86-9766 (RDEA119), for all indications. Potential payments under the agreement could total up to $407 million, including the $35 million non-refundable license fee and the $15 million development milestone for initiation of Phase 2 studies of BAY 86-9766 (RDEA119) that we have received to date. We will also be eligible to receive low double-digit royalties on worldwide sales of products under the agreement. Under the terms of the agreement, we are responsible for completion of the Phase 1 and Phase 1/2 studies that were underway when we entered into the agreement. Bayer is responsible for reimbursing us for third-party development costs associated with these studies, as well as a portion of the personnel costs of employees involved in the development of BAY 86-9766 (RDEA119), up to a specified amount. Thereafter, Bayer will be responsible for the further development and commercialization of BAY 86-9766 (RDEA119) and any of our other MEK inhibitors. BAY 86-9766 (RDEA119) is currently being evaluated in a Phase 2 study in combination with sorafenib in patients with hepatocellular carcinoma and a Phase 1/2 study in combination with gemcitabine in patients with advance pancreatic cancer.
Valeant Relationship
     In December 2006, we acquired intellectual property and other assets from Valeant Research & Development, Inc. (“Valeant”) related to RDEA806, a non-nucleoside reverse transcriptase inhibitor (“NNRTI”) that had been developed for the treatment of human immunodeficiency virus, or HIV, and our next generation NNRTI program, as well as BAY 86-9766 (RDEA119) and our next generation MEK inhibitor program. In consideration for the assets purchased from Valeant and subject to the satisfaction of certain conditions, Valeant received certain rights, including the right to receive from us development-based milestone payments and sales-based royalty payments. There is one set of potential milestones totaling up to $25 million for RDEA806 and the next generation NNRTI program, and a separate set of potential milestones totaling up to $17 million for BAY 86-9766 (RDEA119) and the next generation MEK inhibitor program. As of December 31, 2010, the first, and only Phase 2 development milestone related to BAY 86-9766 (RDEA119) had been achieved and the Company recorded $1.0 million to research and development expense in the fourth quarter of 2010. The $1.0 million milestone payment to Valeant was subsequently made in January 2011 reducing the total of potential development-based milestone payments related to BAY 86-9766 (RDEA119) and our next-generation MEK inhibitor program to $16 million. The royalty rates on the products covered by our agreement with Valeant are in the mid-single digits.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenues, accrued clinical liabilities and share-based compensation. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
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
     We estimate the fair value of stock options granted using the Black-Scholes option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including each option’s expected life and price volatility of the underlying stock. Expected volatility is based on our historical stock price volatility. The expected life of employee stock options represents the average of the contractual term of the options and the weighted-average vesting period, as permitted under the simplified method.
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
Results of Operations
Three Months Ended March 31, 2011 and 2010
Revenues
     For the three months ended March 31, 2011, revenues decreased to $1.8 million from $3.3 million for the same period in 2010. The revenue earned in 2010 and 2011 resulted primarily from the recognition of a portion of the upfront, non-refundable license fee and reimbursement of third-party development costs associated with our MEK inhibitor program under the terms of the license agreement with Bayer. The $35.0 million upfront license fee was originally being recognized on a straight-line basis over a period of approximately 13 months, which was the period in which we expected to complete all of our obligations under the License Agreement. In December 2009 and again in September 2010, we revised our estimate of this period as a result of design modifications to our ongoing BAY 86-9766 (RDEA119) clinical trials. As a result of these revisions, the upfront license fee is now being recognized over a 38-month period ending June 2012. The deferred balance of the license fee as of the date of the change in estimate is being recognized over the revised timeline. The decrease in revenues for the three months ended March 31, 2011 was primarily due to the effect of these changes.
Research and Development Expense
     For the three months ended March 31, 2011, research and development expense increased to $12.7 million from $10.3 million for the same period in 2010. The increase in research and development expense for the three months ended March 31, 2011 was due primarily to the continued development and progression of our clinical and preclinical programs, resulting in increased spending on clinical research organizations, investigator grants and consultants of approximately $1.3 million, as well as an increase in personnel and related costs of approximately $0.9 million and an increase in share-based compensation expense of approximately $0.2 million.
General and Administrative Expense
     For the three months ended March 31, 2011, general and administrative expense increased to $4.2 million from $2.9 million for the same period in 2010. The increase in general and administrative expense for the three months ended March 31, 2011 was the result of an increase in share-based compensation expense of approximately $0.5 million, an increase in personnel and related costs of approximately $0.3 million and an increase in consulting and professional outside services of approximately $0.4 million.
Other Income (expense)
     For the three months ended March 31, 2011, other income (expense) decreased to ($0.02) million from ($0.2) million for the same period in 2010. The decrease in net other expense for the three months ended March 31, 2011 was primarily due to a decrease in interest expense associated with our growth capital loan, tenant improvements loan and capital lease obligation.
Liquidity and Capital Resources
     From inception through March 31, 2011, we have incurred a cumulative net loss of approximately $404.3 million, of which $168.1 million was incurred subsequent to the closing of the asset acquisition from Valeant and the commencement of operating activities as Ardea Biosciences, Inc. We have financed our operations through public and private offerings of securities, revenues from collaborative arrangements, proceeds from our growth capital loan, interest income from invested cash balances and a government grant.
     In February 2011, we completed an underwritten public offering of 3,162,500 shares of our common stock, including the full exercise of the overallotment option granted to the underwriters, at a price of $26.00 per share. The net proceeds to us from the sale of shares in this offering was approximately $78.1 million after deducting underwriting discounts and commissions and offering expenses.
     In November 2010, we received a $0.7 million grant under the Patient Protection and Affordable Care Act.
     In April 2010, we completed a public offering of 4,025,000 shares of our common stock, including the full exercise of the overallotment option granted to the underwriters, at a price of $20.00 per share. The net proceeds to us from the sale of shares in the offering were approximately $76.8 million after deducting underwriting discounts and commissions and offering expenses.

     In April 2009, we entered into the license agreement with Bayer. Under the terms of the license agreement, we have granted to Bayer a worldwide, exclusive license to develop and commercialize our MEK inhibitors for all indications. In partial consideration for the license, Bayer paid us a non-refundable upfront cash fee of $35.0 million. Bayer is responsible for reimbursing us for third-party development costs associated with certain ongoing studies as well as a portion of the personnel costs of employees involved in the development of BAY 86-9766 (RDEA119), up to an amount specified in the license agreement. For the three months ended March 31, 2011, we recognized revenue associated with the reimbursement of these third-party development and internal personnel costs of approximately $0.7 million. We are in the process of increasing the ongoing clinical trial cost reimbursement amount under the license agreement due to additional study design changes agreed to by both parties. We believe that the amount that will be available for reimbursement under the license agreement will be sufficient to offset all future third-party development costs that we expect to incur through the completion of these studies as currently planned. In January 2011, we received the first milestone payment of $15.0 million under the agreement from Bayer as a result of their initiation of a Phase 2 study of BAY 86-9766 (RDEA119) in combination with sorafenib in patients with hepatocellular carcinoma, or primary liver cancer. We are also eligible to receive additional cash payments totaling up to $357.0 million upon achievement of additional development, regulatory and sales-based milestones, including $7.5 million for the initiation of a second Phase 2 clinical study of BAY 86-9766 (RDEA119) for a different indication, as well as low double-digit royalties on worldwide sales of products covered under the license agreement.
     As of March 31, 2011, we had $156.8 million in cash, cash equivalents, and short-term investments, and $2.0 million in receivables, compared to $80.6 million in cash, cash equivalents, and short-term investments, and $17.0 million in receivables as of December 31, 2010. The net increase in cash, cash equivalents and short-term investments for 2011 was primarily due to our public offering of common stock, which was completed in February 2011 and resulted in net proceeds to us of $78.1 million, and the receipt in January 2011 of the $15.0 million milestone payment under our global license agreement with Bayer. These increases were partially offset by the use of cash to fund our clinical-stage programs, personnel costs and for other general corporate purposes. The decrease in receivables in this period was due to the receipt of the $15.0 million milestone payment from Bayer.
     Under the asset purchase agreement with Valeant, we were required to pay Valeant $1.0 million after the first patient was dosed in the first Phase 2 study for the BAY 86-9766 (RDEA119) MEK inhibitor program. This milestone was achieved during the fourth quarter of 2010 and the $1.0 million payment was paid to Valeant in January 2011. There are no further Phase 2 milestones payable to Valeant for the BAY 86-9766 (RDEA119) MEK inhibitor program.
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
     In addition, we have from time to time entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. In the third quarter of 2010, we incurred expenses of approximately $0.5 million related to continuation of salary and other benefits under employment agreements due to the departure of certain employees. As of March 31, 2011 the remaining amount due under the employment agreements is approximately $0.2 million. The Company expects to make the final payment under these agreements in September 2011.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following: the rate of progress and cost of our clinical trials and other research and development activities; the scope, prioritization and number of clinical development programs we pursue; the terms and timing of any collaborative, licensing and other arrangements that we may establish; the cost of increasing the size of our organization; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the costs and timing of regulatory approvals; the cost of establishing or contracting for manufacturing, sales and marketing capabilities; and the effect of competing technological and market developments. We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, corporate bonds, certificates of deposits and commercial paper. Due to the current market conditions, we no longer invest in asset-backed securities. In accordance with our investment policy, we do not invest in auction rate securities. As a result of the short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of March 31, 2011. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of operations until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We do not have any foreign currency or other derivative financial instruments.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this quarterly report on Form 10-Q and in our other filings with the SEC. If any of the following events, described as risks, actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. The risks described below include certain additions and revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2010 and our subsequent filings with the SEC. Risk factors containing such revisions are marked with an asterisk.
Risks Related to Our Business
Our success depends substantially on our most advanced product candidate, lesinurad (previously called RDEA594). We cannot be certain that this product candidate will receive regulatory approval or be successfully commercialized.*
     We are currently focusing substantially all of our development efforts on our product candidate for the treatment of gout and hyperuricemia, lesinurad, and our near-term prospects depend almost entirely on lesinurad’s successful development and commercialization. We currently have no drug products approved for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the U.S. and other countries, whose regulations differ from country to country. We are not permitted to market our product candidates in the U.S. until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. We have not received marketing approval for any of our product candidates. Our near-term success is substantially dependent on our ability to successfully complete the approval process for lesinurad. Obtaining this approval is a lengthy, expensive and uncertain process that could require the expenditure of substantial and unanticipated resources.
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
     Lesinurad has been evaluated in a comprehensive Phase 2 development program designed to demonstrate its clinical utility. We plan to meet with the FDA and the European Medicines Agency, or EMA, for end-of-Phase 2 meetings to discuss the Phase 2 data with the goal of defining a Phase 3 plan for lesinurad. As part of that plan, lesinurad will need to successfully complete additional pivotal clinical trials, as well as potential additional non-pivotal clinical trials we may be required to conduct based on feedback we may receive at these end-of-Phase 2 meetings. Any additional clinical trials that may be required as a result of feedback from our end-of-Phase 2 meetings with the FDA and EMA may be significantly greater in scope, cost and duration than we have planned or anticipated.
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
     In addition, the commencement of clinical trials may be delayed due to slow or insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the eligibility criteria for the clinical trial or the failure on the part of clinical investigators or contract research organizations to properly carry out their contractual obligations or meet expected recruitment deadlines. Finally, we may delay the commencement of clinical trials with respect to product candidates until we enter into a collaboration or license agreement with another party to fund the clinical trials of such product candidates.

Once clinical testing of lesinurad, BAY 86-9766 (RDEA119) and other potential product candidates has commenced, the termination, or delays in the completion, of clinical testing could result in increased costs to us and delay or prevent us from generating revenues.
     Once a clinical trial for any current or potential product candidate has begun, it may be delayed, suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:
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
     There can be no assurance that even if our clinical trials of lesinurad or any other potential product candidate are successfully completed, we will be able to submit a NDA to the FDA in the U.S. or similar application to other regulatory authorities elsewhere in the world, or that any applications we submit will be approved by these regulatory authorities in a timely manner, if at all. If we are unable to submit a NDA or similar application with respect to lesinurad or any other product candidate, or if any NDA or similar application we submit is not approved by the FDA or other regulatory authorities elsewhere in the world, we will be unable to commercialize that product. These authorities can and do reject new drug applications and require additional clinical trials, even when product candidates have performed well or have achieved favorable results in clinical trials. If we fail to commercialize lesinurad or any other product candidate, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to decrease.
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
We have experienced periods of significant growth as well as reductions in the size of our organization and may experiences similar fluctuations again in the future, and we may experience difficulties in managing these organizational changes.*
     We may need to expand in order to successfully pursue our research, development and commercialization efforts and secure collaborations to market and distribute our products. If we continue to grow, it is possible that our management, accounting and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
     Alternatively, we have reduced the size of our organization in the past and may need to do so again in the future in response to internal or external adverse financial conditions or events. If, as a result of a reduction, our staffing is inadequate because of additional, unanticipated attrition or because we fail to retain the staffing level required to accomplish our business objectives we may be delayed or unable to continue the development or commercialization of our product candidates, which could impede our ability to generate revenues and achieve profitability.

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
The investment of our cash balance and investments in marketable securities are subject to risks that may cause losses and affect the liquidity of these investments.
     Our short-term investments consist primarily of securities of the U.S. government’s federal agencies, entities controlled by the federal government and U.S. commercial paper, corporate debt securities and certificates of deposits. These investments are subject to general credit, liquidity, market and interest rate risks, which may be further exacerbated by U.S. sub-prime mortgage defaults, concerns regarding the credit-worthiness of the U.S. government and other factors, which have affected various sectors of the financial markets and caused credit and liquidity issues. For three months ended March 31, 2011, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other than temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.
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
     Our ability to enter into new collaborations will depend in part on finding appropriate partners for our development programs. There has recently been increased consolidation and strategic realignment among pharmaceutical companies. This has reduced the number of potential partners for our product candidates and may make it more difficult to identify a partner and enter into any potential collaboration. Even if potential partners are interested in our programs, we may be unable to agree with potential partners on the value of our development programs or other material terms of a collaboration. For example, the market size and customer demand for lesinurad, if approved, is difficult to estimate. There have only been two new products for the treatment of gout approved and introduced in the U.S. in the last 40 years, so there is very limited data available on the gout market.

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
     Conflicts may arise between our collaborators and us, such as conflicts concerning the interpretation of clinical data or the achievement of milestones. If any conflicts arise with Bayer or any future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn, prevent us from generating sufficient revenues to achieve or maintain profitability:
•	unwillingness on the part of a collaborator to pay us milestone payments or royalties we believe are due to us under our collaboration or license agreement;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities;

•	slowing or cessation of a collaborator’s development or commercialization efforts with respect to our product candidates; or

•	costly and time-consuming litigation or dispute resolution.
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
     In 2006, we acquired pharmaceutical research and development programs from Valeant, and there is no guarantee that we will be able to successfully develop the acquired product candidates. We may attempt to acquire businesses, technologies, services or other products or in-license technologies that we believe are a strategic fit with our existing development programs, at the appropriate time and as resources permit. In any acquisition, the process of integrating the acquired business, personnel, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention away from our ongoing business operations. Other operational and financial risks associated with acquisitions include:
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
     Under the terms of the Valeant asset purchase agreement, we agreed to use commercially reasonable efforts to develop the product candidates in the pharmaceutical research and development programs we acquired from Valeant, with the objective of obtaining marketing approval for RDEA806, BAY 86-9766 (RDEA119) and the lead product candidates from the next generation NNRTI and MEK inhibitor programs in the U.S., the United Kingdom, France, Spain, Italy and Germany. If we have a disagreement with Valeant on whether we have used commercially reasonable efforts to develop such product candidates, then we may be subject to a potential lawsuit or lawsuits from Valeant under the asset purchase agreement. If such a lawsuit was successful, we may be subject to financial losses, our reputation within the pharmaceutical research and development community may be negatively impacted and our business may suffer.
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
     Patent applications in the U.S. are maintained in confidence for at least 18 months after their filing. Consequently, we cannot be certain that the patent applications we are pursuing will lead to the issuance of any patent or be free from infringement or other claims from other parties. In the event that another party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the U.S.. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our product candidates or by covering similar technologies that affect our market.
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
     If we are sued for infringing intellectual property rights of others, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of other parties. We may be exposed to future litigation by other parties based on claims that our product candidates or activities infringe the intellectual property rights of others. There are numerous U.S. and foreign-issued patents and pending patent applications owned by others in gout, cancer and the other fields in which we or our partners may develop products. We cannot assure you that parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.
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
     We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and other advisors. These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
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

If we cannot establish favorable pricing of lesinurad and other product candidates acceptable to the U.S. or foreign governments, insurance companies, managed care organizations and other payors, or arrange for favorable reimbursement policies, any product sales will be severely hindered.
     The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our ability to generate adequate revenues and gross margins to make the products we develop commercially viable. Our ability to commercialize any product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of such products and related treatments.
     In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the U.S., comprehensive health care reform legislation was recently enacted by the federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The trend toward managed health care in the U.S. will continue to manifest itself in the preference for less expensive generic products and put pressure on the rate of adoption and pricing of branded prescription pharmaceuticals, which may result in lower prices for our product candidates. For example, the availability of generic allopurinol for the treatment of gout and hyperuricemia will exert negative pressure in the pricing of lesinurad, if it is approved.
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
     We have paid no cash dividends on any of our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our growth capital loan preclude us from paying any cash dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

ITEM 6. EXHIBITS

Exhibit
Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

10.1	Executive Employment Agreement, effective February 28, 2011, between the Company and David T. Hagerty*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ardea Biosciences, Inc.
Date: May 9, 2011	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ John W. Beck
John W. Beck
Senior Vice President, Finance and Operations and Chief Financial Officer (As Principal Financial and Accounting Officer)

ARDEA BIOSCIENCES, INC.
INDEX TO EXHIBITS

Exhibit
Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

10.1	Executive Employment Agreement, effective February 28, 2011, between the Company and David T. Hagerty*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.