Form 10-Q
period 2011-06-30
Ardea Biosciences, Inc./DE
filed 2011-08-05
CIK 1103390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐       No ☑
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 29, 2011 was 26,803,231.

ARDEA BIOSCIENCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
ARDEA BIOSCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$22,646	$15,926
Short-term investments, available-for-sale	118,675	64,686
Receivables	1,714	16,959
Prepaids and other current assets	1,993	518

Total current assets	145,028	98,089

Property and equipment, net	2,214	2,007
Other assets	337	358

Total assets	$147,579	$100,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,182	$3,073
Accrued clinical liabilities	4,646	5,681
Accrued payroll and employee liabilities	2,173	2,802
Other accrued liabilities	2,246	1,550
Current portion of deferred revenue	4,306	4,306
Current portion of long-term debt	1,725	3,310

Total current liabilities	18,278	20,722

Deferred rent	213	205
Non-current portion of deferred revenue	—	2,153
Non-current portion of long-term debt	221	251

Commitments and contingencies (see Note 5)

Stockholders’ equity:
Common stock	27	23
Additional paid-in capital	551,290	466,110
Accumulated other comprehensive income	—	31
Accumulated deficit	(422,450)	(389,041)

Total stockholders’ equity	128,867	77,123

Total liabilities and stockholders’ equity	$147,579	$100,454

Note: The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the U.S.
See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
License fees	$1,077	$2,426	$2,153	$4,853
Sponsored research	132	—	222	—
Reimbursable research and development costs	967	1,095	1,571	1,942

Total revenues	2,176	3,521	3,946	6,795

Operating expenses:
Research and development	15,527	12,884	28,242	23,135
General and administrative	4,769	3,319	9,018	6,246

Total operating expenses	20,296	16,203	37,260	29,381

Loss from operations	(18,120)	(12,682)	(33,314)	(22,586)

Other income (expense):
Interest income	98	111	205	180
Interest expense	(98)	(229)	(232)	(490)
Other income, net	6	13	9	26

Total other income (expense)	6	(105)	(18)	(284)

Net loss	$(18,114)	$(12,787)	$(33,332)	$(22,870)

Basic and diluted net loss per share	$(0.68)	$(0.57)	$(1.27)	$(1.11)

Shares used in computing basic and diluted net loss per share	26,687	22,556	26,241	20,568

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net loss	$(33,332)	$(22,870)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Share-based compensation	5,163	3,457
Depreciation and amortization	342	269
Amortization of debt discount and debt issuance costs	73	162
Deferred rent	8	25
Amortization of premium on short-term investments, net	431	320
Realized gain on short-term investments	(2)	(23)
Change in operating assets and liabilities:
Receivables	15,245	(411)
Prepaids and other assets	(1,498)	(586)
Accounts payable	109	135
Accrued clinical liabilities	(1,035)	(265)
Accrued payroll and employee liabilities	(629)	(168)
Other accrued liabilities	696	104
Deferred revenue	(2,153)	(4,853)

Net cash used for operating activities	(16,582)	(24,704)

Investing activities:
Purchases of short-term investments	(150,460)	(90,486)
Proceeds from sale or maturity of short-term investments	96,011	35,738
Proceeds from sale of property and equipment	12	25
Purchases of property and equipment	(561)	(368)

Net cash used for investing activities	(54,998)	(55,091)

Financing activities:
Payments on long-term debt	(1,644)	(1,453)
Net proceeds from issuance of common stock	79,944	79,243

Net cash provided by financing activities	78,300	77,790

Net increase (decrease) in cash and cash equivalents	6,720	(2,005)
Cash and cash equivalents at beginning of period	15,926	11,562

Cash and cash equivalents at end of period	$22,646	$9,557

Supplemental disclosure of cash flow information:
Interest paid	$174	$342

Supplemental schedule of non-cash information:
Net unrealized loss on short-term investments	$(31)	$(2)

See accompanying notes.

ARDEA BIOSCIENCES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ardea Biosciences, Inc. and its wholly owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2011. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”).
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
Because the Company has incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations, stock options, unvested common shares subject to repurchase and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. For the periods ended June 30, 2011 and 2010, the number of stock options, unvested common shares subject to repurchase and warrants not included in the computation totaled 4,435,013 and 4,131,827, respectively.
Comprehensive Income (Loss)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(18,114)	$(12,787)	$(33,332)	$(22,870)
Net unrealized gains (losses) on short-term investments	(10)	20	(31)	(2)

Comprehensive net loss	$(18,124)	$(12,767)	$(33,363)	$(22,872)

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”). ASU 2011-05 amends the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, or the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company plans to adopt the provisions of ASU 2011-05 in the first quarter of 2012. The Company does not expect the adoption of this ASU to have a material impact on its consolidated results of operations or financial condition.
In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”).

ASU 2011-04 amends the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies FASB’s intent about the application of exiting fair value measurement requirements. ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company plans to adopt the provisions of ASU 2011-04 in the first quarter of 2012. The Company does not expect the adoption of this ASU to have a material impact on its consolidated results of operations or financial condition.
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

The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at June 30, 2011 and December 31, 2010 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
	Balance at	assets	inputs	inputs
	June 30, 2011	(Level 1)*	(Level 2)*	(Level 3)

Money market funds	$17,998	$17,998	$—	$—
U.S. government and agency obligations	33,228	9,625	23,603	—
U.S. corporate debt securities	29,225	—	29,225	—
U.S. commercial paper	42,628	—	42,628	—
Foreign commercial paper	14,084	—	14,084	—
Foreign corporate debt	4,009	—	4,009	—

Total	$141,172	$27,623	$113,549	$—

	Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant
		active markets	other	Significant
	Balance at	for identical	observable	unobservable
	December 31,	assets	inputs	inputs
	2010	(Level 1)*	(Level 2)*	(Level 3)

Money market funds	$9,909	$9,909	$—	$—
U.S. government and agency obligations	51,431	4,998	46,433	—
U.S. corporate debt securities	8,257	—	8,257	—
U.S. commercial paper	5,497	—	5,497	—
Foreign commercial paper	5,299	—	5,299	—

Total	$80,393	$14,907	$65,486	$—

*	There were no significant transfers between level 1 and level 2 investments for the periods ended June 30, 2011 and December 31, 2010.
As of June 30, 2011, the Company’s short-term investments consisted of approximately $94,014,000 of available-for-sale securities with contractual maturities of one year or less and approximately $24,661,000 with contractual maturities not to exceed 15 months.
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
Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity. For the three and six months ended June 30, 2011, the Company recognized approximately $10,000 and $31,000, respectively, in net unrealized losses on its short-term investments. For the three and six months ended June 30, 2010, the Company recognized approximately $20,000 in net unrealized gains and $2,000 in net unrealized losses, respectively, on its short-term investments.
Realized gains and losses associated with the Company’s investments, if any, are reported in the statement of operations. For the three and six months ended June 30, 2011, the Company recognized approximately $2,000 in net realized gains associated with its short-term investments. For the three and six months ended June 30, 2010, the Company recognized approximately $12,000 and $23,000, respectively, in net realized gains on its short-term investments.
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
The $35 million upfront payment was originally being recognized on a straight-line basis over a period of approximately 13 months, which was the original period that the Company expected to complete all of its obligations under the License Agreement. In December 2009 and again in September 2010, the Company revised its estimate of this period as a result of design modifications to its ongoing BAY 86-9766 (RDEA119) clinical trials, extending it to a 38-month period ending in June 2012. The deferred balance of the license fee as of the date of the latest change in estimate of approximately $7,738,000 is being recognized over the revised timeline. For the three and six months ended June 30, 2011, the Company recognized revenue of approximately $1,077,000 and $2,153,000, respectively, and $2,426,000 and $4,853,000 for the same periods in 2010, as license fees in the condensed consolidated statement of operations.
Participants in a collaborative arrangement are required to report costs incurred and revenues generated from transactions with third parties in each entity’s respective income statement based on whether the participant is considered a principal or an agent. Under the terms of the License Agreement and as it pertains to the completion of the Phase 1 and Phase 1/2 studies, the Company would be considered the principal as the Company is the primary obligor with respect to the third parties, has latitude in establishing price, has discretion in supplier selection and is involved in the determination of product or service specifications. As such, the Company records the gross amount of the reimbursement of third-party development costs for the ongoing clinical trials as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated statement of operations. In July 2010 and again in May 2011, the ongoing clinical trial cost reimbursement amount was increased to include the effect of study design changes previously agreed to by both parties. For the three and six months ended June 30, 2011, the Company recognized revenue of approximately $967,000 and $1,571,000, respectively, and $1,095,000 and $1,942,000 for the same periods in 2010, as reimbursable research and development costs in the condensed consolidated statement of operations.
For the three and six months ended June 30, 2011, the Company recognized $132,000 and $222,000, respectively, in reimbursed personnel costs, as sponsored research in its condensed consolidated statements of operations. The Company did not recognize any revenue for sponsored research for the three and six months ended June 30, 2010.
Revenue from milestone payments, will be recognized upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, the Company will defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance under the License Agreement as the related performance obligations are completed. During the fourth quarter of 2010, the Company received confirmation from Bayer that the first milestone for dosing of the first patient in the first Phase 2 study of BAY 86-9766 (RDEA119), had been achieved. The $15,000,000 milestone was recorded as revenue in the fourth quarter of 2010 in accordance with ASU 2010-17 and the milestone payment was received in January 2011.
Revenue recognized for royalty payments, if any, will be based upon actual net sales of licensed products in the period the sales occur.
Any amounts received by the Company pursuant to the License Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue in the consolidated balance sheet.
5. Commitments and Contingencies
Under the Asset Purchase Agreement (the “Asset Purchase Agreement”) between Valeant Research and Development, Inc. (“Valeant”) and the Company, dated December 21, 2006, the Company is obligated to make development-based milestone payments and sales-based royalty payments to Valeant upon subsequent development of certain products. The aggregate contingent liability of up to $42,000,000 in milestone payments for the programs covered under the Asset Purchase Agreement is considered a liability in the ordinary course of business. Each milestone payment will be recorded when and if the related contingency is resolved and consideration is issued or becomes issuable. During the fourth quarter of 2010, the first milestone under the Asset Purchase Agreement for dosing of the first patient in the first Phase 2 study for the MEK inhibitor program, was achieved. Accordingly, the Company recorded $1,000,000 to research and development expense in its consolidated statement of operations for the year ended December 31, 2010. The $1,000,000 milestone payment was paid to Valeant in January 2011 reducing the total of potential future development-based milestone payments under the Asset Purchase Agreement to $41,000,000.

6. Long-term Debt
The following is a summary of the Company’s long-term debt obligations as of June 30, 2011:

	Notes Payable	Capital Lease

Years ended December 31,
2011 (remaining six months of the year)	$2,137	$41
2012	46	45
2013	45	45
2014	45	45
2015	19	22

Total	2,292	198
Less unamortized discount	(9)	—
Less amount representing interest	(481)	(54)

Total balance	1,802	144
Less current portion	(1,683)	(42)

Noncurrent portion of long-term debt	$119	$102

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
For the three and six months ended June 30, 2011, approximately 86,000 and 212,000 shares of common stock, respectively, were issued pursuant to the exercise of stock options resulting in proceeds to the Company of approximately $581,000 and $1,618,000, respectively.
Share-Based Compensation
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2011 and 2010 related to employee and director stock options, restricted stock awards and Employee Stock Purchase Plan (“ESPP”) purchase rights by expense category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Research and development	$1,150	$743	$2,083	$1,427
General and administrative	1,628	1,100	3,080	2,030

Share-based compensation expense included in operating expenses	$2,778	$1,843	$5,163	$3,457

As of June 30, 2011, there was approximately $20,227,000 of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.7 years.

The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:
Options:

	June 30,
	2011	2010
Risk-free interest rate	2.4%	2.7%
Dividend yield	0.0%	0.0%
Volatility	73.2%	78.8%
Expected life (years)	5.5-6.1	5.5-6.1
The Company estimates the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model. A new offering period begins every six months in May and November of each year. The following are the weighted-average assumptions used to value the new offering periods which began in the second quarter of 2011 and 2010:
ESPP:

	June 30,
	2011	2010
Risk-free interest rate	0.4%	0.5%
Dividend yield	0.0%	0.0%
Volatility	41.4%	66.0%
Expected life (years)	1.3	1.3
8. Income Taxes
Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company’s ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of June 30, 2011.
The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company’s unrecognized tax benefits since December 31, 2010 and as such, disclosures included in the Company’s 2010 Annual Report on Form 10-K continue to be relevant for the period ended June 30, 2011.
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
Overview and Business Strategy
     Ardea Biosciences, Inc., of San Diego, California, is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of serious diseases. The current status of our development programs is as follows:
Product Portfolio

Product Candidate	Target Indication	Development Status
Lesinurad (RDEA594)	Gout	Phase 2 completed*

RDEA3170	Gout	Preclinical development ongoing

BAY 86-9766 (RDEA119)	Cancer	Phase 2 ongoing

*	Phase 2 extension studies are ongoing
GOUT
     Gout is a painful, debilitating and progressive disease caused by abnormally elevated levels of uric acid in the blood stream, a condition called hyperuricemia. While gout is a treatable condition, there are limited treatment options, and a number of adverse effects are associated with most current therapies.
     Drugs currently used to treat the underlying cause of gout work by lowering blood or serum uric acid (sUA) levels and are referred to as urate-lowering therapies (ULTs). Approximately 90 percent of gout patients are considered to have a defect in their ability to excrete sufficient amounts of uric acid and are classified as “under-excreters” of uric acid, which leads to excessive levels of sUA. Our most advanced product candidate, lesinurad, previously called RDEA594, is an inhibitor of URAT1, a transporter in the kidney that regulates uric acid excretion from the body. Lesinurad normalizes the amount of uric acid excreted by gout patients. Since the majority of gout patients are “under-excreters”, normalizing uric acid excretion by moderating URAT1 transporter activity with lesinurad may provide the most physiologically appropriate means of reducing sUA levels. In addition, because lesinurad works by increasing the excretion of uric acid, it can be used in combination with ULTs that reduce the production of uric acid such as allopurinol or febuxostat (Uloric®, Takeda Pharmaceutical Company Limited).
     Approximately 2.6 million gout patients in the U.S. are prescribed ULTs annually. Allopurinol, the most commonly prescribed ULT in the U.S., currently accounts for more than 90 percent of U.S. unit sales of all ULTs. However, in recent controlled clinical studies, only 30-40 percent of gout patients responded adequately to allopurinol, defined as achieving sUA levels of less than 6 mg/dL, the medically recommended target. Febuxostat, the most recently approved ULT in the U.S., has similar response rates in clinical practice according to a 2010 BioTrends Research Group, Inc. report. We are developing lesinurad to be used as both monotherapy and in combination with drugs like allopurinol and febuxostat to treat the large number of patients who do not reach target sUA levels while on or who are intolerant to their current therapy.
     Lesinurad has been evaluated in a comprehensive Phase 2 development program designed to demonstrate its clinical utility. Results from this program have shown the following:
•	Positive results from the main portion of a 28-day Phase 2b study (Study 203) in 208 allopurinol-refractory gout patients demonstrated that adding lesinurad to allopurinol produced highly statistically significant reductions in sUA of up to 30 percent at the highest lesinurad dose tested, compared to a 3 percent increase on allopurinol plus placebo. This resulted in a response rate of 79 percent for the 600 mg dose using the more rigorous “intent-to-treat” (ITT) analysis, which considers all patients without efficacy results at week 4 as non-responders, including those who discontinue for any reason. Using a “last observation carried forward” (LOCF) analysis, which was the method utilized for the U.S. approval of febuxostat, 87 percent of patients taking the combination reached the medically recommended target of reducing sUA to below 6 mg/dL at the highest dose tested. Response rates on this study increased in a dose-related manner and were highly clinically and statistically significant at all dose levels when compared to allopurinol alone.
•	Results from the ongoing, blinded extension portion of Study 203 demonstrated that of those patients who had reached week 28 of the extension period, 91 percent of those patients receiving lesinurad in combination with allopurinol achieved sUA levels below the medically recommended target of 6 mg/dL. Importantly, continued reductions in sUA were observed beyond the initial 28 days of dosing with a majority of the responding patients remaining on a 200 mg dose of lesinurad. The combination of lesinurad and allopurinol was generally well tolerated in the main 28-day dosing period and has been well tolerated in the ongoing extension period. Adverse events were infrequent, not dose related and comparable between the groups receiving lesinurad and placebo.
•	In a Phase 1b clinical pharmacology study evaluating the use of lesinurad in combination with febuxostat (Study 111) in 21 gout patients with hyperuricemia (sUA greater than or equal to 8 mg/dL), 100 percent of patients receiving the combination of lesinurad and febuxostat achieved sUA levels below the medically recommended target level of 6 mg/dL, compared to 67 percent and 56 percent for patients receiving 40 mg and 80 mg, respectively, of febuxostat alone. At the highest combination doses tested (600 mg lesinurad combined with 80 mg febuxostat), 100 percent of patients reached sUA levels below 4 mg/dL, with 58 percent achieving levels below 3 mg/dL. No patient achieved these reduced sUA levels on either dose of febuxostat alone. The combination of lesinurad and febuxostat was also well tolerated, with no serious adverse events or discontinuations due to adverse events and no clinically relevant drug interactions observed between lesinurad and febuxostat.
•	In a 20-patient Phase 1b clinical pharmacology study evaluating the use of lesinurad in combination with 300 mg of allopurinol (Study 110) in gout patients with hyperuricemia (sUA greater than or equal to 8mg/dL), 100 percent of patients at all combination doses evaluated achieved sUA levels below the target of 6 mg/dL, compared to 20 percent of patients on allopurinol alone. The combination of lesinurad and allopurinol was well tolerated, with no serious adverse events or discontinuations that were considered possibly related to lesinurad or the combination.
•	When administered as a single agent in a Phase 2b study (Study 202), lesinurad was well tolerated and produced significant reductions in uric acid in the blood. In this randomized, double-blind, placebo-controlled, dose-escalation study of 123 gout patients with hyperuricemia, uric acid levels decreased and response rates increased in a dose-related manner and were highly clinically and statistically significant at the two highest doses tested. At the highest dose, the response rate was 60 percent, compared to 0 percent for placebo (p < 0.0001). Lesinurad was also well tolerated in this study, with no serious adverse events and only two discontinuations due to adverse events on lesinurad.
•	Results from multiple studies have indicated that the activity of lesinurad is not diminished in patients with mild renal impairment. A smaller dataset from Study 202 indicates that after 4 weeks of monotherapy with lesinurad, patients with moderate renal impairment had similar reductions in sUA as compared to patients with no renal impairment.
•	Based on findings thus far, single and multiple doses of lesinurad from 5 mg to 600 mg appear to be well tolerated, both alone and in combination with allopurinol or febuxostat.
     We are currently preparing for the commencement of Phase 3 studies of lesinurad which will focus on patients who do not reach target serum uric acid levels with, or are intolerant to, the current standard of care, allopurinol. In anticipation of these studies, we recently initiated two observational studies in patients with chronic gout who will receive allopurinol. Given the low response rate typically observed with allopurinol and its well established side effect profile, we expect a substantial number of patients from these studies will be eligible to enroll directly into our Phase 3 studies.
     Lesinurad will need to successfully complete Phase 3 pivotal clinical trials, as well as potential additional non-pivotal clinical trials, in order to be approved for marketing by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities around the world.

     We are also developing RDEA3170, a next-generation inhibitor of the URAT1 transporter for the chronic management of hyperuricemia in patients with gout. Based on preclinical results, RDEA3170 demonstrates many of the same positive attributes as lesinurad, but with greater potency against the URAT1 transporter. Preclinical development activities with respect to RDEA3170 are ongoing.
CANCER
     Mitogen-activated ERK kinase (“MEK”) is believed to play an important role in cancer cell proliferation, programmed cell death, or apoptosis, and the spread of cancer (metastasis) from one organ or body part to another non-adjacent organ or body part. BAY 86-9766, formerly known as RDEA119, is a potent and highly selective inhibitor of MEK currently in Phase 2 development for the treatment of cancer.
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
     We have completed a Phase 1 study of BAY 86-9766 (RDEA119) as a single agent in advanced cancer patients with different tumor types and we have identified the maximum tolerated dose (MTD) of BAY 86-9766 (RDEA119) in a Phase 1/2 study in combination with sorafenib. Dosing in the MTD expansion cohort of the Phase 1/2 study is ongoing.
     Phase 1 results to date in refractory patients with advanced solid tumors have demonstrated that BAY 86-9766 (RDEA119) is well tolerated and a number of patients have achieved stable disease or partial response to treatment. Based on the promising preclinical and Phase 1 and Phase 1/2 results, a Phase 2 study of BAY 86-9766 (RDEA119) in combination with sorafenib as first-line therapy for primary liver cancer and a Phase 1/2 study of BAY 86-9766 (RDEA119) in combination with gemcitabine in patients with advanced pancreatic cancer was recently initiated by our global development and commercialization licensee, Bayer.
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
Valeant Relationship
     In December 2006, we acquired intellectual property and other assets from Valeant Research & Development, Inc., or Valeant, related to RDEA806, a non-nucleoside reverse transcriptase inhibitor (NNRTI) that had been developed for the treatment of human immunodeficiency virus, or HIV, and our next generation NNRTI program, as well as BAY 86-9766 (RDEA119) and our next generation MEK inhibitor program. In consideration for the assets purchased from Valeant and subject to the satisfaction of certain conditions, Valeant received certain rights, including the right to receive from us development-based milestone payments and sales-based royalty payments. There is one set of potential milestones totaling up to $25 million for RDEA806 and the next generation NNRTI program, and a separate set of potential milestones totaling up to $17 million for BAY 86-9766 (RDEA119) and the next generation MEK inhibitor program. As of December 31, 2010, the first, and only Phase 2 development milestone related to BAY 86-9766 (RDEA119) had been achieved and the Company recorded $1.0 million to research and development expense in the fourth quarter of 2010. The $1.0 million milestone payment to Valeant was subsequently made in January 2011, reducing the total of potential development-based milestone payments related to BAY 86-9766 (RDEA119) and our next-generation MEK inhibitor program to $16 million. The royalty rates on the products covered by our agreement with Valeant are in the mid-single digits.
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
Results of Operations
Three Months and Six Ended June 30, 2011 and 2010
Revenues
     For the three and six months ended June 30, 2011, revenues decreased to $2.2 million and $3.9 million, respectively, from $3.5 million and $6.8 million for the same periods in 2010. The revenue earned in 2010 and 2011 resulted primarily from the recognition of a portion of the upfront, non-refundable license fee and reimbursement of third-party development costs associated with our MEK inhibitor program under the terms of the License Agreement with Bayer. The $35.0 million upfront license fee was originally being recognized on a straight-line basis over a period of approximately 13 months, the period in which we initially expected to complete all of our obligations under the License Agreement. In December 2009 and again in September 2010, we revised our estimate of this period as a result of design modifications to our ongoing BAY 86-9766 (RDEA119) clinical trials. As a result of these revisions, the upfront license fee is now being recognized over a 38-month period ending June 2012. The deferred balance of the license fee as of the date of the change in estimate is being recognized over the revised timeline. The decrease in revenues for the three and six months ended June 30, 2011 was primarily due to the effect of these changes.

Research and Development Expense
     Research and development expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Lesinurad and RDEA3170 related outsourced costs	$8,781	$7,502	$15,821	$12,942
BAY 86-9766 (RDEA119) related outsourced costs*	929	1,129	1,454	2,012
Personnel and related costs	3,273	2,354	6,231	4,416
Share-based compensation expense	1,150	743	2,083	1,427
Facility related costs	631	603	1,267	1,289
Other miscellaneous	763	553	1,386	1,049

Total Research and Development Expense	$15,527	$12,884	$28,242	$23,135

*	These amounts represent costs for the ongoing clinical trials of BAY 86-9766 which are reimbursed by Bayer, under the terms of the License Agreement. The Company records the gross amount of the reimbursement of third-party development costs as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated statement of operations.
     For the three and six months ended June 30, 2011, research and development expense increased to $15.5 million and $28.2 million, respectively, from $12.9 million and $23.1 million for the same periods in 2010. The increase in research and development expense for the three and six months ended June 30, 2011 was due primarily to the continued development and progression of lesinurad and RDEA3170, resulting mainly from increased spending on clinical research organizations, investigator grants and consultants of approximately $1.3 million and $2.9 million, respectively. In addition, the increase in research and development expense was due to an increase in personnel and related costs of approximately $0.9 million and $1.8 million, respectively, and an increase in share-based compensation expense of approximately $0.4 million and $0.7 million, respectively, mainly due to additional headcount and infrastructure to support the increased development activities noted above.
General and Administrative Expense
     For the three and six months ended June 30, 2011, general and administrative expense increased to $4.8 million and $9.0 million, respectively, from $3.3 million and $6.2 million for the same periods in 2010. The increase in general and administrative expense for the three and six months ended June 30, 2011 was the result of an increase in consulting and outside professional services of approximately $0.8 million and $1.1 million, respectively, an increase in share-based compensation expense of approximately $0.5 million and $1.1 million, respectively, and an increase in personnel and related costs of approximately $0.1 million and $0.3 million, respectively.
Other Income (expense)
     Other income (expense) for the three months ended June 30, 2010 was comparable to the same period in 2010. For the six months ended June 30, 2011, other income (expense) was ($18,000) compared to ($0.3) million for the same period in 2010. The change in net other income (expense) for the six months ended June 30, 2011 was due primarily to a decrease in interest expense associated with our growth capital loan, tenant improvements loan and capital lease obligations.
Liquidity and Capital Resources
     From inception of the Company through June 30, 2011, we have incurred a cumulative net loss of approximately $422.5 million, of which $186.3 million was incurred subsequent to the closing of the asset acquisition from Valeant and the commencement of operating activities as Ardea Biosciences, Inc. We have financed our operations through public and private offerings of securities, revenues from collaborative arrangements, proceeds from our growth capital loan, interest income from invested cash balances and a government grant.

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
     In April 2009, we entered into the license agreement with Bayer. Under the terms of the license agreement, we granted Bayer a worldwide, exclusive license to develop and commercialize our MEK inhibitors for all indications. In partial consideration for the license, Bayer paid us a non-refundable upfront cash fee of $35.0 million. Bayer is responsible for reimbursing us for third-party development costs associated with certain ongoing studies as well as a portion of the personnel costs of employees involved in the development of BAY 86-9766 (RDEA119), up to an amount specified in the license agreement. For the three and six months ended June 30, 2011, we recognized revenue associated with the reimbursement of these third-party development and internal personnel costs of approximately $1.1 million and $1.8 million, respectively. In May 2011, the ongoing clinical trial cost reimbursement amount was increased to include the effect of study design changes previously agreed to by both parties. We believe that the amount available for reimbursement under the license agreement will be sufficient to offset all future third-party development costs that we expect to incur through the completion of these studies as currently planned. In January 2011, we received the first milestone payment of $15.0 million under the agreement as a result of Bayer’s initiation of a Phase 2 study of BAY 86-9766 (RDEA119) in combination with sorafenib in patients with hepatocellular carcinoma, or primary liver cancer. We are also eligible to receive additional cash payments totaling up to $357.0 million upon achievement of additional development, regulatory and sales-based milestones, including $7.5 million for the initiation of a second Phase 2 clinical study of BAY 86-9766 (RDEA119) for a different indication, as well as low double-digit royalties on worldwide sales of products covered under the license agreement.
     As of June 30, 2011, we had $141.3 million in cash, cash equivalents, and short-term investments, and $1.7 million in receivables, compared to $80.6 million in cash, cash equivalents, and short-term investments, and $17.0 million in receivables as of December 31, 2010. The net increase in cash, cash equivalents and short-term investments for 2011 was primarily due to our public offering of common stock, which was completed in February 2011 and resulted in net proceeds to us of $78.1 million, and the receipt in January 2011 of the $15.0 million milestone payment under our global license agreement with Bayer. These increases were partially offset by the use of cash to fund our clinical-stage programs, personnel costs and for other general corporate purposes. The decrease in receivables in this period was primarily due to the receipt of the $15.0 million milestone payment from Bayer.
     Under the asset purchase agreement with Valeant, we were required to pay Valeant $1.0 million after the first patient was dosed in the first Phase 2 study for the BAY 86-9766 (RDEA119) MEK inhibitor program. This milestone was achieved during the fourth quarter of 2010 and the $1.0 million payment was paid to Valeant in January 2011. There are no further Phase 2 milestones payable to Valeant for the BAY 86-9766 (RDEA119) MEK inhibitor program. Each subsequent milestone payment under the asset purchase agreement with Valeant will be recorded when and if the related contingency is resolved and consideration becomes payable.
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
     In addition, we have from time to time entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of June 30, 2011, remaining amounts payable as a result of the prior departure of certain employees with employment agreements totaled approximately $0.1 million. The Company expects to make the final payment under these agreements in September 2011.
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
     We have no current means of generating material cash flows from operations. There can be no assurance that our product development efforts related to any of our product candidates will be successfully completed, that required regulatory approvals will be obtained, or that any products, if introduced, will be successfully marketed or achieve commercial acceptance. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Our ability to obtain new financing may be constrained by unfavorable economic conditions currently affecting financial markets and numerous other factors.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our consolidated financial condition, expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, corporate bonds, certificates of deposits and commercial paper. Due to the current market conditions, we no longer invest in asset-backed securities. In accordance with our investment policy, we do not invest in auction rate securities. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of June 30, 2011. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of operations until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We do not have any foreign currency or other derivative financial instruments.
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
Risks Related to Our Business
Our success depends substantially on our most advanced product candidate, lesinurad (previously called RDEA594). We cannot be certain that this product candidate will receive regulatory approval or be successfully commercialized.*
     We are currently focusing substantially all of our development efforts on our product candidate for the chronic management of hyperuricemia in patients with gout, lesinurad, and our near-term prospects depend almost entirely on lesinurad’s successful development and commercialization. We currently have no drug products approved for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the U.S. and other countries, whose regulations differ from country to country. We are not permitted to market our product candidates in the U.S. until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. We have not received marketing approval for any of our product candidates. Our near-term success is substantially dependent on our ability to successfully complete the approval process for lesinurad. Obtaining this approval is a lengthy, expensive and uncertain process that could require the expenditure of substantial and unanticipated resources.
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
     Lesinurad has been evaluated in a comprehensive Phase 2 development program designed to demonstrate its clinical utility. As part of its Phase 3 clinical development plan, lesinurad will need to successfully complete additional pivotal clinical trials, as well as potential additional non-pivotal clinical trials based on feedback we may receive at end-of-Phase 2 meetings with the FDA and European Medicines Agency, or EMA. Any additional clinical trials that may be required as a result of feedback from our end-of-Phase 2 meetings with the FDA and EMA may be significantly greater in scope, cost and duration than we have planned or anticipated.
     Our product candidates may not be approved even if they achieve their specified endpoints in these and future clinical trials. For example, lesinurad may not be approved even though it achieved its specified endpoints in the Phase 3 clinical trials and met the FDA, EMA or other regulatory authorities’ guidance on the general efficacy benchmarks required in pivotal trials. The FDA, EMA or other regulatory authorities may disagree with our trial design and our interpretation of efficacy and safety data from the Phase 3 clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for those clinical trials. The FDA, EMA or other regulatory authorities may also approve lesinurad for fewer or more limited indications than we request, may request additional clinical trials prior to approval, or may grant approval contingent on the performance of costly additional clinical trials, which may be required prior to or after approval.
     In addition, the FDA, EMA or other regulatory authorities may not approve the labeling that we believe is necessary or desirable for the successful commercialization of lesinurad. Any failure to obtain regulatory approval of lesinurad would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.

Development of our products will take years; we may never attain product sales; and we expect to continue to incur net operating losses.*
     We have incurred, and expect to continue to incur, substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to further development of lesinurad and research and development and preclinical and clinical testing of next-generation compounds for the treatment of gout and hyperuricemia, including RDEA3170. The amounts paid to advance lesinurad, RDEA3170 and the preclinical and clinical development of other product candidates may continue to increase. Lesinurad, RDEA3170 and any other compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales and may never be approved for commercial sales. The time required to achieve product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.
We are not currently profitable and may never become profitable.*
     To date, we have generated limited revenues and we do not anticipate generating significant revenues for at least several years, if ever. We expect to increase our operating expenses over the next several years as we plan to advance our product candidates into further preclinical testing and clinical trials, and may expand our research and development activities and acquire or license new technologies and product candidates. As a result, we expect to continue to incur significant and potentially increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, we can provide no assurances that lesinurad, RDEA3170, BAY 86-9766 (RDEA119) or any other of our product candidates will have favorable results in future clinical trials or receive regulatory approval.*
     Positive results from preclinical studies and early clinical trials should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Even if our product candidates achieve positive results in preclinical studies, we will be required to demonstrate through clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is an extremely high historical rate of failure of product candidates proceeding through clinical trials in our industry. There is no guarantee that the efficacy of any product candidate, including lesinurad, shown in early patient trials will be replicated or maintained in future trials of longer duration and/or larger patient populations. Similarly, favorable safety and tolerability data seen in short-term studies might not be replicated in studies of longer duration and/or larger patient populations. Data from additional preclinical studies may also reveal unacceptable levels of toxicity of our product candidates. If any product candidate demonstrates insufficient safety, unacceptable interactions with other medications or insufficient efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.

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
Once clinical testing of lesinurad, RDEA3170, BAY 86-9766 (RDEA119) and other potential product candidates has commenced, the termination, or delays in the completion, of clinical testing could result in increased costs to us and delay or prevent us from generating revenues.*
     Once a clinical trial for any current or potential product candidate has begun, it may be delayed, suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:
•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials or requests for supplemental information with respect to our clinical trial results;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated recruitment rate or retention rate of patients in clinical trials;

•	the imposition of a clinical hold;

•	lack of adequate funding to continue clinical trials;

•	negative results of clinical trials;

•	changes to clinical trials protocols;

•	failure on the part of clinical investigators or contract research organizations to properly carry out their contractual obligations, adhere to clinical protocols or meet expected deadlines;

•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials; or

•	serious adverse events or other undesirable drug-related side effects experienced by clinical trial participants.
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
If our efforts to develop and commercialize lesinurad are unsuccessful, we may be required to obtain rights to new products or product candidates from third parties, which we may not be able to do.*
     Our current primary focus is on the advancement of lesinurad through clinical development, regulatory approval and commercialization. If we are not successful, we may seek to identify and obtain new products or product candidates from third parties. We may be unable to obtain suitable product candidates or products from third parties for a number of reasons, including:
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
If we successfully develop products, but those products do not achieve and maintain market acceptance, our business will not be profitable.*
     Even if lesinurad, RDEA3170, BAY 86-9766 (RDEA119) or other product candidates are approved for commercial sale by the FDA or other regulatory authorities, our profitability and growth will depend on the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, which will in turn depend on a number of factors, including:
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
     Additionally, employees whose positions are eliminated in connection with any reduction may seek future employment with our competitors. Although all of our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Our restructuring efforts may harm our reputation and employee morale, impair our ability to attract and retain future employees, and increase our expenses in the short term. We cannot assure you that any future restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from future restructuring activities.
The investment of our cash balance and investments in marketable securities are subject to risks that may cause losses and affect the liquidity of these investments.*
     Our short-term investments consist primarily of securities of the U.S. government’s federal agencies, entities controlled by the federal government and U.S. and foreign commercial paper, corporate debt securities and certificates of deposits. These investments are subject to general credit, liquidity, market and interest rate risks, which may be further exacerbated by U.S. sub-prime mortgage defaults, concerns regarding the credit-worthiness of the U.S. government and other factors, which have affected various sectors of the financial markets and caused credit and liquidity issues. For six months ended June 30, 2011, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other than temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.
We depend on collaborations with other parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*
     We expect that, for at least the next few years, our ability to generate significant revenues will depend in large part upon the success of our existing collaboration with Bayer and our ability to enter into new collaborations. Future revenues from our collaboration with Bayer will depend mainly on the achievement of development, regulatory and sales-based milestones and royalty payments, if any. We will not receive additional revenues from our existing collaboration if Bayer’s development and commercialization efforts are unsuccessful.
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
     Our ability to enter into new collaborations will depend in part on finding appropriate partners for our development programs. There has recently been increased consolidation and strategic realignment among pharmaceutical companies. This has reduced the number of potential partners for our product candidates and may make it more difficult to identify a partner and enter into any potential collaboration. Even if potential partners are interested in our programs, we may be unable to agree with potential partners on the value of our development programs or other material terms of a collaboration. For example, the market size, appropriate pricing and customer demand for lesinurad, if approved, is difficult to estimate. There have only been two new products for the treatment of gout approved and introduced in the U.S. in the last 40 years, so there is very limited data on the gout market available.
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
     Our ability to develop and commercialize lesinurad and any other products we may develop depends in part on our ability to manufacture, or arrange for collaborators or other parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. Our current manufacturing agreements for lesinurad reflect a much smaller scale than would be required for commercial manufacturing. If our manufacturers do not satisfy their contractual duties or obligations, including with respect to quantity or quality, or meet established deadlines, our clinical trials may be significantly delayed or compromised and costs would increase. If we need to replace an unsatisfactory manufacturer, or increase our capacity, our inability to enter into or maintain manufacturing agreements with collaborators or capable contract manufacturers on acceptable terms could delay or prevent the development and commercialization of lesinurad and other products, which would adversely affect our ability to generate revenues and would increase our expenses.
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
If we are unable to attract and retain key management and scientific staff, we may be unable to successfully develop or commercialize our product candidates.*
     We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical development, regulatory affairs and scientific personnel. If we are unable to hire or retain these employees, we may not be able to advance our research and development programs at the pace we anticipate. We may not be able to attract or retain qualified management, clinical development, regulatory affairs and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives. In addition, all of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. Currently, we do not have employment agreements with any employees or members of senior management that provide us any guarantee of their continued employment. If we lose members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.
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
If we make any acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.*
     In 2006, we acquired two pharmaceutical research and development programs from Valeant, and there is no guarantee that we will be able to successfully develop the acquired product candidates. We may attempt to acquire businesses, technologies, services or other products or in-license technologies that we believe are a strategic fit with our existing development programs, at the appropriate time and as resources permit. In any acquisition, the process of integrating the acquired business, personnel, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention away from our ongoing business operations. Other operational and financial risks associated with acquisitions include:
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
     Patent applications in the U.S. are maintained in confidence for at least 18 months after their filing. Consequently, we cannot be certain that the patent applications we are pursuing will lead to the issuance of any patent or be free from infringement or other claims from other parties. In the event that another party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our product candidates or by covering similar technologies that affect our market.
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
     In certain foreign markets, the pricing of prescription pharmaceuticals is subject to government control. In the U.S., comprehensive health care reform legislation has been enacted by the federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. The trend toward managed health care in the U.S. will continue to manifest itself in the preference for less expensive generic products and put pressure on the rate of adoption and pricing of branded prescription pharmaceuticals, which may result in lower prices for our product candidates. For example, the availability of generic allopurinol for the treatment of gout and hyperuricemia will exert negative pressure in the pricing of lesinurad, if it is approved.
     While we are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect federal health care reform legislation will have on our business, such regulations could have a material adverse effect on our potential revenues and gross margins. We will continue to monitor the effect of federal health care reform legislation to determine its impact on our business and potential revenues.
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

ITEM 6. EXHIBITS

Exhibit
Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

10.1*	Summary Description of Ardea Biosciences, Inc. 2011 Executive Bonus Plan (9)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.

(9)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on May 25, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ardea Biosciences, Inc.
Date: August 5, 2011	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ John W. Beck
John W. Beck
Senior Vice President, Finance and Operations and Chief Financial Officer (As Principal Financial and Accounting Officer)

ARDEA BIOSCIENCES, INC.
INDEX TO EXHIBITS

Exhibit
Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

10.1*	Summary Description of Ardea Biosciences, Inc. 2011 Executive Bonus Plan (9)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.

(9)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on May 25, 2011.