Form 10-Q
period 2011-09-30
Ardea Biosciences, Inc./DE
filed 2011-11-04
CIK 1103390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐                     No  ☑

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 28, 2011 was 26,862,050.

ARDEA BIOSCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

ARDEA BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$18,230	$15,926
Short-term investments, available-for-sale	104,502	64,686
Receivables	1,918	16,959
Prepaids and other current assets	2,260	518

Total current assets	126,910	98,089

Property and equipment, net	2,562	2,007
Other assets	323	358

Total assets	$129,795	$100,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,222	$3,073
Accrued clinical liabilities	7,502	5,681
Accrued payroll and employee liabilities	3,135	2,802
Other accrued liabilities	2,839	1,550
Current portion of deferred revenue	3,229	4,306
Current portion of long-term debt	899	3,310

Total current liabilities	19,826	20,722

Deferred rent	214	205
Non-current portion of deferred revenue	—	2,153
Non-current portion of long-term debt	205	251

Commitments and contingencies (see Note 5)

Stockholders’ equity:
Common stock	27	23
Additional paid-in capital	554,491	466,110
Accumulated other comprehensive income (loss)	(32)	31
Accumulated deficit	(444,936)	(389,041)

Total stockholders’ equity	109,550	77,123

Total liabilities and stockholders’ equity	$129,795	$100,454

Note: The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the U.S.

See accompanying notes.

ARDEA BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
License fees	$1,076	$2,171	$3,229	$7,024
Sponsored research	96	—	319	—
Reimbursable research and development costs	518	1,123	2,088	3,064

Total revenues	1,690	3,294	5,636	10,088

Operating expenses:
Research and development	19,293	14,687	47,534	37,822
General and administrative	4,907	6,669	13,926	12,915

Total operating expenses	24,200	21,356	61,460	50,737

Loss from operations	(22,510)	(18,062)	(55,824)	(40,649)

Other income (expense):
Interest income	95	100	300	281
Interest expense	(60)	(204)	(292)	(693)
Other income, net	—	1	9	26

Total other income (expense)	35	(103)	17	(386)

Net loss	$(22,475)	$(18,165)	$(55,807)	$(41,035)

Basic and diluted net loss per share	$(0.84)	$(0.79)	$(2.11)	$(1.92)

Shares used in computing basic and diluted net loss per share	26,805	22,902	26,432	21,355

See accompanying notes.

ARDEA BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(55,807)	$(41,035)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Share-based compensation	7,791	8,954
Depreciation and amortization	524	430
Amortization of debt discount and debt issuance costs	91	228
Deferred rent	9	36
Amortization of premium on short-term investments, net	710	638
Realized gain on short-term investments	(15)	(23)
Change in operating assets and liabilities:
Receivables	15,041	(1,359)
Prepaids and other assets	(1,762)	(465)
Accounts payable	(851)	96
Accrued clinical liabilities	1,821	292
Accrued payroll and employee liabilities	333	564
Other accrued liabilities	1,289	18
Deferred revenue	(3,230)	(7,025)

Net cash used for operating activities	(34,056)	(38,651)

Investing activities:
Purchases of short-term investments	(190,808)	(104,131)
Proceeds from sale or maturity of short-term investments	150,234	59,538
Proceeds from sale of property and equipment	12	25
Purchases of property and equipment	(1,091)	(492)

Net cash used for investing activities	(41,653)	(45,060)

Financing activities:
Payments on long-term debt	(2,493)	(2,218)
Net proceeds from issuance of common stock	80,506	80,482

Net cash provided by financing activities	78,013	78,264

Net increase (decrease) in cash and cash equivalents	2,304	(5,447)
Cash and cash equivalents at beginning of period	15,926	11,562

Cash and cash equivalents at end of period	$18,230	$6,115

Supplemental disclosure of cash flow information:
Interest paid	$224	$487

Supplemental schedule of non-cash information:
Capital lease obligation incurred for property and equipment	$—	$144

Net unrealized gain (loss) on short-term investments	$(63)	$24

See accompanying notes.

ARDEA BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ardea Biosciences, Inc. and its wholly-owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2011. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Revenue Recognition

The Company’s collaboration arrangements may contain multiple revenue elements and the Company may be eligible for payments made in the form of upfront license fees, research funding, cost reimbursement, contingent event-based payments and royalties.

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

Accounting Standard Codification (“ASC”) Topic 605-28, Revenue Recognition – Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28. In accordance with ASC Topic 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC 605-25”), such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; price is fixed or determinable; and collectability is reasonably assured.

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

Because the Company has incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations, outstanding stock options, unvested common shares subject to repurchase and warrants are not included in the computation of net loss per share because their effect would be anti-dilutive. For the periods ended September 30, 2011 and 2010, the number of outstanding stock options, unvested common shares subject to repurchase and warrants not included in the computation totaled 4,490,522 and 3,909,549, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(22,475)	$(18,165)	$(55,807)	$(41,035)
Net unrealized gains (losses) on short-term investments	(32)	26	(63)	24

Comprehensive net loss	$(22,507)	$(18,139)	$(55,870)	$(41,011)

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

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”). ASU 2011-04 amends the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company plans to adopt the provisions of ASU 2011-04 in the first quarter of 2012. The Company does not expect the adoption of this ASU to have a material impact on its consolidated results of operations or financial condition.

In April 2010, FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company elected early adoption of the provisions of ASU 2010-17, in the fourth quarter of 2010. The adoption of ASU 2010-17 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. ASU 2009-13 eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. Early adoption is permitted. On January 1, 2011, the Company adopted the provisions of ASU 2009-13, which did not have a material impact on the Company’s consolidated results of operations or financial condition.

3. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, is as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at September 30, 2011 and December 31, 2010 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2011	Quoted prices in active markets for identical assets (Level 1)*	Significant other observable inputs (Level 2)*	Significant unobservable inputs (Level 3)
Money market funds	$17,725	$17,725	$—	$—
U.S. government and agency obligations	34,187	—	34,187	—
U.S. corporate debt securities	33,141	—	33,141	—
U.S. commercial paper	25,485	—	25,485	—
Foreign commercial paper	11,689	—	11,689	—

Total	$122,227	$17,725	$104,502	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2010	Quoted prices in active markets for identical assets (Level 1)*	Significant other observable inputs (Level 2)*	Significant unobservable inputs (Level 3)
Money market funds	$9,909	$9,909	$—	$—
U.S. government and agency obligations	51,431	4,998	46,433	—
U.S. corporate debt securities	8,257	—	8,257	—
U.S. commercial paper	5,497	—	5,497	—
Foreign commercial paper	5,299	—	5,299	—

Total	$80,393	$14,907	$65,486	$—

* There were no significant transfers between level 1 and level 2 investments for the periods ended September 30, 2011 and December 31, 2010.

As of September 30, 2011, the Company’s short-term investments consisted of approximately $68,360,000 of available-for-sale securities with contractual maturities of one year or less and approximately $36,142,000 with contractual maturities not to exceed 15 months.

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

Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity. For the three and nine months ended September 30, 2011, the Company recognized approximately $32,000 and $63,000, respectively, in net unrealized losses on its short-term investments. For the three and nine months ended September 30, 2010, the Company recognized approximately $26,000 and $24,000 in net unrealized gains, respectively, on its short-term investments.

Realized gains and losses associated with the Company’s investments, if any, are reported in the statement of operations. For the three and nine months ended September 30, 2011, the Company recognized approximately $13,000 and $15,000, respectively, in net realized gains associated with its short-term investments. The Company did not recognize any realized gains or losses on it short-term investments for the three months ended September 30, 2010. For the nine months ended September 30, 2010, the Company recognized approximately $23,000 in net realized gains on its short-term investments.

4. Bayer Relationship

In April 2009, the Company entered into a Development and Commercialization License Agreement (the “License Agreement”) with Bayer HealthCare AG (“Bayer”). Under the terms of the License Agreement, the Company granted to Bayer a worldwide, exclusive license to develop and commercialize the Company’s mitogen-activated ERK kinase (“MEK”) inhibitors for all indications. In partial consideration for the license, Bayer paid the Company an upfront cash fee of $35.0 million. The Company is eligible to receive additional cash payments totaling up to $372.5 million upon the occurrence of certain development-, regulatory- and sales-based contingent events, as well as low double-digit royalties on worldwide sales of products covered under the License Agreement. The Company is responsible for the completion of the Phase 1 and Phase 1/2 studies of BAY 86-9766 (RDEA119) that were underway at the time the License Agreement was entered into. Bayer is responsible for reimbursing the Company for third-party development costs associated with the studies, up to a specified amount. During the fourth quarter of 2010, Bayer agreed to reimburse a portion of the personnel costs of employees involved in the development of BAY 86-9766 (RDEA119). The reimbursements will be recognized as the services are performed.

The $35.0 million upfront payment was originally being recognized on a straight-line basis over a period of approximately 13 months, which was the original period over which the Company expected to complete all of its obligations under the License Agreement. In December 2009 and again in September 2010, the Company revised its estimate of the length of this period as a result of design modifications to its ongoing BAY 86-9766 (RDEA119) clinical trials, extending it to a 38-month period ending in June 2012. The deferred balance of the license fee as of the date of the latest change in estimate of approximately $7,738,000 is being recognized over the revised timeline. For the three and nine months ended September 30, 2011, the Company recognized revenue of approximately $1,076,000 and $3,229,000, respectively, and $2,171,000 and $7,024,000 for the same periods in 2010, as license fees in the unaudited condensed consolidated statement of operations.

Participants in a collaborative arrangement are required to report costs incurred and revenues generated from transactions with third parties in each entity’s respective income statement based on whether the participant is considered a principal or an agent. Under the terms of the License Agreement and as it pertains to the completion of the Phase 1 and Phase 1/2 studies, the Company is the principal as the Company is the primary obligor with respect to the third parties, has latitude in establishing price, has discretion in supplier selection and is involved in the determination of product or service specifications. As such, the Company records the gross amount of the reimbursement of third-party development costs for the ongoing clinical trials as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated statement of operations. In July 2010 and again in May 2011, the ongoing clinical trial cost reimbursement amount was increased to include the effect of study design changes previously agreed to by both parties. For the three and nine months ended September 30, 2011, the Company recognized revenue of approximately $518,000 and $2,088,000, respectively, and $1,123,000 and $3,064,000 for the same periods in 2010, as reimbursable research and development costs in the unaudited condensed consolidated statement of operations.

For the three and nine months ended September 30, 2011, the Company recognized $96,000 and $319,000, respectively, in reimbursed personnel costs, as sponsored research in its unaudited condensed consolidated statements of operations. The Company did not recognize any revenue for sponsored research for the three and nine months ended September 30, 2010.

The Company evaluated the development-, regulatory- and sales-based contingent event-based payments under the License Agreement to determine if each payment met the definition of a milestone and should be considered substantive under the guidance of ASC 605-28. The Company determined that only the first two development-based contingent event-based payments (a $15.0 million payment upon dosing of the first patient in the first Phase 2 or Phase 3 trial for the first indication and a $7.5 million payment upon dosing of the first patient in the first Phase 2 or Phase 3 trial for the second indication) met the definition of a milestone, as there was substantive uncertainty at the time the License Agreement was entered into that these events would be achieved; the achievement of each event was dependent upon the Company’s performance or a specific outcome resulting from the Company’s performance and each event would result in additional payments being made to the Company.

Further, these milestones were considered substantive as they related solely to the Company’s past performance; were reasonable relative to all of the deliverables and payment terms of the License Agreement and were commensurate with the enhancement of BAY 86-9766 (RDEA119)’s value as a result of the milestone achievement.

Accordingly, revenue for the first milestone of $15.0 million was recognized in its entirety in 2010 upon achievement of the milestone and revenue from the second milestone of $7.5 million will be recognized in its entirety in the period when, and if, it is achieved.

Other contingent event-based payments under the terms of the License Agreement for which payment is based solely upon the results of Bayer’s performance will not be accounted for using the milestone method because such payments are not contingent on the Company’s performance. Such payments will be recognized as revenue when the underlying contingent event has occurred and collectability is reasonably assured.

For the three and nine months ended September 30, 2011 and 2010, the Company did not recognize any revenue from milestones or other contingent payments under its License Agreement with Bayer.

Bayer is further obligated to pay the Company royalties on annual net sales of licensed compounds. To date, no licensed compounds have been approved for marketing by the FDA or other regulatory agencies and therefore no royalty fees have been earned under the License Agreement.

Any amounts received by the Company pursuant to the License Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue in the consolidated balance sheet.

5. Commitments and Contingencies

Under the Asset Purchase Agreement (the “Asset Purchase Agreement”) between Valeant Research and Development, Inc. (“Valeant”) and the Company, dated December 21, 2006, the Company is obligated to make development- and regulatory-based contingent event-based payments and sales-based royalty payments to Valeant upon subsequent development of certain products. The aggregate contingent liability of up to $42,000,000 in contingent event-based payments for the programs covered under the Asset Purchase Agreement is considered a liability in the ordinary course of business. Each payment will be recorded when, and if, the related contingency is resolved and consideration is issued or becomes issuable. During the fourth quarter of 2010, the first contingent event-based payment under the Asset Purchase Agreement, for dosing of the first patient in the first Phase 2 study for the MEK inhibitor program, was achieved. Accordingly, the Company recorded $1,000,000 to research and development expense in its consolidated statement of operations for the year ended December 31, 2010. The $1,000,000 payment was paid to Valeant in January 2011 reducing the total of potential future development- and regulatory-based contingent event-based payments under the Asset Purchase Agreement to $41,000,000.

6. Long-term Debt

The following is a summary of the Company’s long-term debt obligations as of September 30, 2011:

	Notes Payable	Capital Lease
Years ended December 31,
2011 (remaining three months of the year)	$1,269	$11
2012	46	45
2013	45	45
2014	45	45
2015	19	22

Total	1,424	168
Less unamortized discount	(2)	—
Less amount representing interest	(437)	(49)

Total balance	985	119
Less current portion	(875)	(24)

Noncurrent portion of long-term debt	$110	$95

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

For the three and nine months ended September 30, 2011, approximately 56,000 and 268,000 shares of common stock, respectively, were issued pursuant to the exercise of stock options resulting in proceeds to the Company of approximately $574,000 and $2,192,000, respectively.

Share-Based Compensation

The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2011 and 2010 related to employee and director stock options, restricted stock awards and Employee Stock Purchase Plan (“ESPP”) purchase rights by expense category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$1,180	$1,401	$3,263	$2,828
General and administrative	1,448	4,097	4,528	6,126

Share-based compensation expense included in operating expenses	$2,628	$5,498	$7,791	$8,954

Included in share-based compensation expense for both the three and nine months ended September 30, 2010 is share-based compensation expense of approximately $3,832,000 incurred in connection with the departure of certain employees during the third quarter of 2010.

As of September 30, 2011, there was approximately $19,278,000 of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a period of 2.6 years, which is the weighted-average vesting period for all share-based compensation awards.

The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

Options:	September 30,
	2011	2010
Risk-free interest rate	2.1%	2.6%
Dividend yield	0.0%	0.0%
Volatility	72.7%	78.7%
Expected life (years)	5.5-6.1	5.5-6.1

The Company estimates the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model. A new offering period begins every six months in May and November of each year. For the three months ended September 30, 2011 and 2010, there were no new offering periods or ESPP purchase rights granted.

8. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company’s ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of September 30, 2011.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company’s unrecognized tax benefits since December 31, 2010 and as such, disclosures included in the Company’s 2010 Annual Report on Form 10-K continue to be relevant for the period ended September 30, 2011.

9. Subsequent Events

There were no subsequent events that were required to be recognized or disclosed in the unaudited condensed consolidated financial statements.

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

Overview and Business Strategy

Ardea Biosciences, Inc., of San Diego, California, is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of serious diseases. The current status of our development programs is as follows:

Product Portfolio

Product Candidate	Target Indication	Development Status

Lesinurad (RDEA594)	Gout	Phase 2 completed*

RDEA3170	Gout	Phase 1 ongoing

BAY 86-9766 (RDEA119)	Cancer	Phase 2 ongoing

*	Phase 2 extension studies are ongoing

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

Lesinurad

Lesinurad, our most advanced product candidate, previously called RDEA594, is an inhibitor of URAT1, a transporter in the kidney that regulates uric acid excretion from the body. Lesinurad normalizes the amount of uric acid excreted by gout patients. Since the majority of gout patients are “under-excreters”, normalizing uric acid excretion by moderating URAT1 transporter activity with lesinurad may provide the most physiologically appropriate means of reducing sUA levels. In addition, because increasing the excretion of sUA is additive to the effects of ULTs that decrease the production of uric acid, such as allopurinol and febuxostat (Uloric®, Takeda Pharmaceutical Company Limited), lesinurad in combination with such drugs has the potential to treat the significant portion of the gout patient population that is not adequately treated with existing therapies.

Approximately 2.6 million gout patients in the U.S. are prescribed ULTs annually. Allopurinol, the most commonly prescribed ULT in the U.S., currently accounts for more than 90 percent of U.S. unit sales of all ULTs. However, in recent controlled clinical studies, only 30-40 percent of gout patients responded adequately to allopurinol, defined as achieving sUA levels of less than 6 mg/dL, the medically recommended target. Febuxostat, the most recently approved, orally-administered ULT in the U.S., has similar response rates in clinical practice according to a 2010 BioTrends Research Group, Inc. report. We are developing lesinurad to be used in combination with allopurinol to treat the large number of patients who do not reach target sUA levels while on this agent or as a monotherapy for those patients who are intolerant to allopurinol. We are also developing lesinurad to be used in combination with febuxostat in patients with tophaceous gout, a condition characterized by the presence of disfiguring deposits of uric acid crystals in and around the joints.

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

•

Results from the ongoing extension portion of Study 203 demonstrated that of those patients who had reached week 28 of the extension period, 91 percent of those patients receiving lesinurad in combination with allopurinol achieved sUA levels below the medically recommended target of 6 mg/dL. Importantly, continued reductions in sUA were observed beyond the initial 28 days of dosing with a majority of the responding patients remaining on a 200 mg dose of lesinurad. The combination of lesinurad and allopurinol was generally well tolerated in the main 28-day dosing period and has been well tolerated in the ongoing extension period. Adverse events were infrequent, not dose related and comparable between the groups receiving lesinurad and placebo.

•

In a 21-day, Phase 1b clinical pharmacology study evaluating the use of lesinurad in combination with febuxostat (Study 111) in 21 gout patients with hyperuricemia (sUA greater than or equal to 8 mg/dL), 100 percent of patients receiving the combination of lesinurad and febuxostat achieved sUA levels below the medically recommended target level of 6 mg/dL, compared to 67 percent and 56 percent for patients receiving 40 mg and 80 mg, respectively, of febuxostat alone. At the highest combination doses tested (600 mg lesinurad combined with 80 mg febuxostat), 100 percent of patients reached sUA levels below 4 mg/dL, with 58 percent achieving levels below 3 mg/dL. No patient achieved these reduced sUA levels on either dose of febuxostat alone. The combination of lesinurad and febuxostat was also generally well tolerated, with no serious adverse events or discontinuations due to adverse events and no clinically relevant drug interactions between lesinurad and febuxostat observed.

•

In a 20-patient, 21-day, Phase 1b clinical pharmacology study evaluating the use of lesinurad in combination with 300 mg of allopurinol (Study 110) in gout patients with hyperuricemia (sUA greater than or equal to 8mg/dL), 100 percent of patients at all combination doses evaluated achieved sUA levels below the target of 6 mg/dL, compared to 20 percent of patients on allopurinol alone. The combination of lesinurad and allopurinol was generally well tolerated, with no serious adverse events or discontinuations that were considered possibly related to lesinurad or the combination.

•

When administered as a single agent in a 28-day, Phase 2b study (Study 202), lesinurad was generally well tolerated and produced significant reductions in uric acid in the blood. In this randomized, double-blind, placebo-controlled, dose-escalation study of 123 gout patients with hyperuricemia, uric acid levels decreased and response rates increased in a dose-related manner and were highly clinically and statistically significant at the two highest doses tested. At the highest dose, the response rate was 60 percent, compared to 0 percent for placebo (p < 0.0001). Lesinurad was also generally well tolerated in this study, with no serious adverse events and only two discontinuations due to adverse events on lesinurad.

•

Results from multiple studies have indicated that the activity of lesinurad is not diminished in patients with mild to moderate renal impairment. Lesinurad was generally safe and well tolerated in these studies with a similar safety profile in subjects with normal or impaired renal function.

•	Based on findings thus far, single and multiple doses of lesinurad from 5 mg to 600 mg appear to be generally well tolerated, both alone and in combination with allopurinol or febuxostat.

We are currently preparing to conduct a Phase 3 development program that includes the following main studies:

•

An open-label, Phase 4 interventional study of allopurinol in gout patients, called “LASSO”. This study is currently underway. Given the low response rate typically observed with allopurinol and its well-established side effect profile, we expect a substantial number of patients from this study will be eligible to enroll directly into our Phase 3 studies.

•

A combination study in North America of lesinurad in allopurinol standard of care inadequate responders, called “CLEAR #1” – a Phase 3, randomized, placebo-controlled trial of lesinurad added to allopurinol in patients not reaching target sUA levels with allopurinol alone. Patients will be dosed for a total of 12 months in this study. The primary endpoint will be the proportion of subjects with sUA levels below 6.0 mg/dL after six months of dosing. Key secondary endpoints will include an assessment of gout flare rate, tophi resolution and quality of life measurements after 12 months of dosing.

•

A global combination study of lesinurad in allopurinol standard of care inadequate responders, called “CLEAR #2” – a Phase 3, randomized, placebo-controlled trial of lesinurad added to allopurinol in patients not reaching target sUA levels with allopurinol alone. Patients will be dosed for a total of 12 months in this study. The primary endpoint will be the proportion of subjects with sUA levels below 6.0 mg/dL after six months of dosing. Key secondary endpoints will include an assessment of gout flare rate, tophi resolution and quality of life measurements after 12 months of dosing.

•

A global monotherapy study of lesinurad in gout patients for whom allopurinol or febuxostat treatment is not advised, or contraindicated, called “LIGHT” – a Phase 3, randomized, placebo-controlled trial of lesinurad as monotherapy in gout patients for whom febuxostat or allopurinol treatment is contraindicated due to factors such as intolerance, co-morbidities, or the risk of significant drug interactions. Patients will be dosed for a total of six months in this study and the primary endpoint will be the proportion of subjects with sUA levels below 6.0 mg/dL after the end of the dosing period.

•

A global combination study of lesinurad and febuxostat in patients with tophaceous gout, called “CRYSTAL” – a randomized, placebo-controlled study of lesinurad in combination with febuxostat for the treatment of hyperuricemia in gout patients. Patients will be dosed for a total of 12 months in this study. The primary endpoint will be the proportion of subjects with sUA levels below 5.0 mg/dL after six months of dosing. Key secondary endpoints will include the proportion of patients with resolution of tophi, an assessment of gout flare rate and quality of life measurements after 12 months of dosing.

Lesinurad will need to successfully complete these pivotal Phase 3 clinical trials, as well as potential additional non-pivotal clinical trials, in order to be approved for marketing by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities around the world.

RDEA3170

We are also developing RDEA3170, a next-generation inhibitor of the URAT1 transporter for the chronic treatment of gout. Based on preclinical results, RDEA3170 demonstrates many of the same positive attributes as lesinurad, but with greater potency against the URAT1 transporter. A Phase 1 clinical trial of RDEA3170 is ongoing.

CANCER

Mitogen-activated ERK kinase (“MEK”) is believed to play an important role in cancer cell proliferation, programmed cell death and the spread of cancer from one organ or body part to another non-adjacent organ or body part. BAY 86-9766, formerly known as RDEA119, is a potent and highly selective inhibitor of MEK currently in Phase 2 development for the treatment of cancer.

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

Phase 1 results to date in refractory patients with advanced solid tumors have demonstrated that BAY 86-9766 (RDEA119) is generally well tolerated and a number of patients have achieved stable disease or partial response to treatment. Based on the promising preclinical and Phase 1 and Phase 1/2 results, a Phase 2 study of BAY 86-9766 (RDEA119) in combination with sorafenib as first-line therapy for primary liver cancer and a Phase 1/2 study of BAY 86-9766 (RDEA119) in combination with gemcitabine in patients with advanced pancreatic cancer was recently initiated by our global development and commercialization licensee, Bayer.

Bayer Relationship

In April 2009, we entered into the License Agreement with Bayer to develop and commercialize our small-molecule MEK inhibitors, including BAY 86-9766 (RDEA119), for all indications. Potential payments under the License Agreement could total up to $407.5 million, including the $35.0 million non-refundable license fee and the $15.0 million development milestone for initiation of Phase 2 studies of BAY 86-9766 (RDEA119) that we have received to date. We will also be eligible to receive low double-digit royalties on worldwide sales of products under the License Agreement. Under the terms of the License Agreement, we are responsible for completion of the Phase 1 and Phase 1/2 studies that were underway when we entered into it. Bayer is responsible for reimbursing us for third-party development costs associated with these studies, as well as a portion of the personnel costs of employees involved in the development of BAY 86-9766 (RDEA119), up to a specified amount. Thereafter, Bayer will be responsible for the further development and commercialization of BAY 86-9766 (RDEA119) and any of our other MEK inhibitors. BAY 86-9766 (RDEA119) is currently being evaluated in a Phase 2 study in combination with sorafenib in patients with hepatocellular carcinoma and a Phase 1/2 study in combination with gemcitabine in patients with advance pancreatic cancer.

Valeant Relationship

In December 2006, we acquired intellectual property and other assets from Valeant Research & Development, Inc., or Valeant, related to RDEA806, a non-nucleoside reverse transcriptase inhibitor (NNRTI) that had been developed for the treatment of human immunodeficiency virus, or HIV, and our next generation NNRTI program, as well as BAY 86-9766 (RDEA119) and our next generation MEK inhibitor program. In consideration for the assets purchased from Valeant, and subject to the satisfaction of certain conditions, Valeant received certain rights, including the right to receive from us development- and regulatory-based contingent event-based payments and sales-based royalty payments. There is one set of potential contingent event-based payments totaling up to $25.0 million for RDEA806 and the next generation NNRTI program, and a separate set of potential contingent event-based payments totaling up to $17.0 million for BAY 86-9766 (RDEA119) and the next generation MEK inhibitor program. As of December 31, 2010, the first, and only Phase 2 development-based contingent event-based payment related to BAY 86-9766 (RDEA119) had been achieved and the Company recorded $1.0 million to research and development expense in the fourth quarter of 2010. The $1.0 million payment to Valeant was subsequently made in January 2011, reducing the total of potential development- and regulatory-based contingent event-based payments related to BAY 86-9766 (RDEA119) and our next-generation MEK inhibitor program to $16.0 million. The royalty rates on the products covered by our agreement with Valeant are in the mid-single digits.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, known as GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenues, accrued clinical liabilities and share-based compensation. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our collaboration arrangements may contain multiple revenue elements and we may be eligible for payments made in the form of upfront license fees, research funding, cost reimbursement, contingent event-based payments and royalties.

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

Accounting Standard Codification (“ASC”) Topic 605-28, Revenue Recognition – Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28. Such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; price is fixed or determinable; and collectability is reasonably assured.

Revenues recognized for royalty payments, if any, are based upon actual net sales of the licensed compounds, as provided by the collaboration arrangement, in the period the sales occur.

Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue on the consolidated balance sheet.

Accrued Clinical Liabilities

We review and accrue clinical costs based on work performed, which relies on estimates of the services received from other parties and related expenses incurred. Clinical trial-related contracts vary significantly in duration, and may be for a fixed amount, based on the achievement of certain contingent events or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or contain a combination of these elements. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development costs, however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

Share-Based Compensation

We grant equity-based awards under three stockholder-approved, share-based compensation plans. We have granted, and may in the future grant, options and restricted stock awards to employees, directors, consultants and advisors under either our 2002 Non-Officer Equity Incentive Plan or our 2004 Stock Incentive Plan. In addition, all of our employees are eligible to participate in our 2000 Employee Stock Purchase Plan, which enables employees to purchase common stock at a discount through payroll deductions.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2010

Revenues

For the three and nine months ended September 30, 2011, revenues decreased to $1.7 million and $5.6 million, respectively, from $3.3 million and $10.1 million for the same periods in 2010. The revenue earned in 2010 and 2011 resulted primarily from the recognition of a portion of the upfront, non-refundable license fee and reimbursement of third-party development costs associated with our MEK inhibitor program under the terms of the License Agreement with Bayer. The $35.0 million upfront license fee was originally being recognized on a straight-line basis over a period of approximately 13 months, the period in which we initially expected to complete all of our obligations under the License Agreement. In December 2009 and again in September 2010, we revised our estimate of this period as a result of design modifications to our ongoing BAY 86-9766 (RDEA119) clinical trials. As a result of these revisions, the upfront license fee is now being recognized over a 38-month period ending June 2012. The deferred balance of the license fee as of the date of the change in estimate is being recognized over the revised timeline. The decrease in revenues for the three and nine months ended September 30, 2011 was primarily due to the effect of these changes.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Lesinurad and RDEA3170 related outsourced costs	$12,424	$8,252	$28,244	$21,194
BAY 86-9766 (RDEA119) related outsourced costs*	483	1,132	1,937	3,144
Personnel and related costs	3,934	2,659	10,165	7,075
Share-based compensation expense	1,180	1,401	3,263	2,828
Facility related costs	635	640	1,902	1,929
Other miscellaneous	637	603	2,023	1,652

Total Research and Development Expense	$19,293	$14,687	$47,534	$37,822

*	These amounts represent costs for the ongoing clinical trials of BAY 86-9766 (RDEA119) which are reimbursed by Bayer, under the terms of the License Agreement. The Company records the gross amount of the reimbursement of third-party development costs as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s unaudited condensed consolidated statement of operations.

For the three and nine months ended September 30, 2011, research and development expense increased to $19.3 million and $47.5 million, respectively, from $14.7 million and $37.8 million for the same periods in 2010. The increase in research and development expense for the three and nine months ended September 30, 2011 was due primarily to the continued development and progression of lesinurad and RDEA3170, resulting mainly from increased spending on clinical research organizations, investigator grants and consultants of approximately $4.2 million and $7.1 million, respectively. In addition, the increase in research and development expense was due to an increase in personnel and related costs of approximately $1.3 million and $3.1 million, respectively, mainly due to additional headcount and infrastructure to support the increased development activities noted above. These increases were partially offset by a decrease in research and development expense for the BAY 86-9766 (RDEA119) program, as we near completion of the ongoing clinical trials. Under the terms of the License Agreement, after the completion of the ongoing clinical trials, all subsequent development efforts will be performed solely by Bayer.

General and Administrative Expense

For the three months ended September 30, 2011, general and administrative expense decreased to $4.9 million from $6.7 million for the same period in 2010, mainly due to a decrease in non-cash share-based compensation expense of approximately $2.6 million due to the departure of certain employees during the third quarter of 2010. This decrease was partially offset by an increase in consulting and professional outside services of approximately $0.9 million. For the nine months ended September 30, 2011, general and administrative expense increased to $13.9 million from $12.9 million for the same period in 2010, primarily due to an increase in consulting and professional outside services of approximately $2.2 million, partially offset by a decrease in non-cash share-based compensation expense of approximately $1.6 million as discussed above.

Other Income (expense)

Other income (expense) for the three and nine months ended September 30, 2011 was comparable to the same periods in 2010.

Liquidity and Capital Resources

From inception of the Company through September 30, 2011, we have incurred a cumulative net loss of approximately $444.9 million, of which $208.8 million was incurred subsequent to the closing of the asset acquisition from Valeant and the commencement of operating activities as Ardea Biosciences, Inc.

We have financed our operations through public and private offerings of securities, revenues from collaborative arrangements, proceeds from our growth capital loan, interest income from invested cash balances and a government grant.

In February 2011, we completed an underwritten public offering of 3,162,500 shares of our common stock, including the full exercise of the overallotment option granted to the underwriters, at a price of $26.00 per share. The net proceeds to us from the sale of shares in this offering were approximately $78.1 million after deducting underwriting discounts and commissions and offering expenses.

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

In April 2009, we entered into the License Agreement with Bayer. Under the terms of the License Agreement, we granted Bayer a worldwide, exclusive license to develop and commercialize our MEK inhibitors for all indications. In partial consideration for the license, Bayer paid us a non-refundable upfront cash fee of $35.0 million. Bayer is responsible for reimbursing us for third-party development costs associated with certain ongoing studies as well as a portion of the personnel costs of employees involved in the development of BAY 86-9766 (RDEA119), up to an amount specified in the License Agreement. For the three and nine months ended September 30, 2011, we recognized revenue associated with the reimbursement of these third-party development and internal personnel costs of approximately $0.6 million and $2.4 million, respectively. In May 2011, the ongoing clinical trial cost reimbursement amount was increased to include the effect of study design changes previously agreed to by both parties. We believe that the amount available for reimbursement under the License Agreement will be sufficient to offset all future third-party development costs that we expect to incur through the completion of these studies as currently planned. In January 2011, we received the first milestone payment of $15.0 million under the License Agreement as a result of Bayer’s initiation of a Phase 2 study of BAY 86-9766 (RDEA119) in combination with sorafenib in patients with hepatocellular carcinoma, or primary liver cancer. We are also eligible to receive additional cash payments totaling up to $357.5 million upon the occurrence of additional development-, regulatory- and sales-based events, including a $7.5 million milestone payment for the initiation of a second Phase 2 clinical study of BAY 86-9766 (RDEA119) for a different indication, as well as low double-digit royalties on worldwide sales of products covered under the License Agreement.

As of September 30, 2011, we had $122.7 million in cash, cash equivalents, and short-term investments, and $1.9 million in receivables, compared to $80.6 million in cash, cash equivalents, and short-term investments, and $17.0 million in receivables as of December 31, 2010. The net increase in cash, cash equivalents and short-term investments and decrease in receivables in 2011 was due primarily to our public offering of common stock, which was completed in February 2011, resulting in net proceeds to us of $78.1 million, and the receipt in January 2011 of a $15.0 million milestone payment under our license agreement with Bayer. These increases were partially offset by the use of cash to fund our clinical-stage programs, personnel costs and for other general corporate purposes.

Under the asset purchase agreement with Valeant, we made a $1.0 million development-based contingent event-based payment to Valeant in January 2011 after the first patient was dosed in the first Phase 2 study for the MEK inhibitor program. Future payments of up to $41.0 million will be triggered by additional development- and regulatory-based events, should they occur. Each payment will be recorded when, and if, the event occurs and such payment is issued or becomes payable.

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

In addition, we have from time to time entered into employment agreements with our executives that, under certain cases, provide for the continuation of salary and certain other benefits if these executives are terminated under specified circumstances. These agreements generally expire upon voluntary termination by the executive, termination for cause or when we have met our obligations under these agreements. Payments for the continuation of salary and other benefits under such agreements were triggered by the departure of certain employees in the third quarter of 2010. The Company made the final required payment under these agreements in October 2011.

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

The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, corporate bonds, certificates of deposits and commercial paper. Due to the current market conditions, we no longer invest in asset-backed securities. In accordance with our investment policy, we do not invest in auction rate securities. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of September 30, 2011. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of operations until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We do not have any foreign currency or other derivative financial instruments.

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

Risks Related to Our Business

Our success depends substantially on our most advanced product candidate, lesinurad (previously called RDEA594). We cannot be certain that this product candidate will receive regulatory approval or be successfully commercialized.*

We are currently focusing substantially all of our development efforts on our product candidate for the treatment of gout, lesinurad, and our near-term prospects depend almost entirely on lesinurad’s successful development and commercialization. We currently have no drug products approved for sale and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the U.S. and other countries, whose regulations differ from country to country. We are not permitted to market our product candidates in the U.S. until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries. We have not received marketing approval for any of our product candidates. Our near-term success is substantially dependent on our ability to successfully complete the approval process for lesinurad. Obtaining this approval is a lengthy, expensive and uncertain process that could require the expenditure of substantial and unanticipated resources.

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

Lesinurad has been evaluated in a comprehensive Phase 2 development program designed to demonstrate its clinical utility. As part of its Phase 3 clinical development plan, lesinurad will need to successfully complete additional pivotal clinical trials, as well as potential additional non-pivotal clinical trials. We have completed formal End-of-Phase 2 meetings with the FDA and expect to receive shortly advice from the European Medicines Agency, or EMA, regarding our Phase 3 clinical development plan. Based on this advice, we may be requested to complete additional pivotal or non-pivotal clinical trials. Any additional clinical trials that we may decide to conduct as a result of advice received from the EMA may be significantly greater in scope, cost and duration than we have planned or anticipated.

Our product candidates may not be approved even if they achieve their specified endpoints in these and future clinical trials. For example, lesinurad may not be approved even though it achieved its specified endpoints in the Phase 3 clinical trials and met the FDA, EMA or other regulatory authorities’ guidance on the general efficacy benchmarks required in pivotal trials. The FDA, EMA or other regulatory authorities may disagree with our trial design and our interpretation of efficacy and safety data from the Phase 3 clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for those clinical trials. The FDA, EMA or other regulatory authorities may also approve lesinurad for fewer or more limited indications than we request, may request additional clinical trials prior to approval, or may grant approval contingent on the performance of costly additional clinical trials prior to or after approval.

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

Development of our products will take years; we may never attain product sales; and we expect to continue to incur net operating losses.*

We have incurred, and expect to continue to incur, substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to further development of lesinurad and research and development and preclinical and clinical testing of next-generation compounds for the chronic treatment of gout, including RDEA3170. The amounts paid to advance lesinurad, RDEA3170 and the preclinical and clinical development of other product candidates will continue to increase and may be higher than anticipated. Lesinurad, RDEA3170 and any other compounds we advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales and may never be approved for commercial sales. The time required to achieve product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.

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

We may need substantial additional funding and may be unable to raise capital when needed, or at all, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.*

We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. We may need to raise additional capital to complete the development, regulatory review and approval process and commercial launch of lesinurad. Also, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated or require more capital than currently anticipated. For example, the FDA may require unanticipated, additional clinical trials of lesinurad prior to or even after approval. In addition, we may need to raise substantial additional capital in the future to, among other things:

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

The investment of our cash balance and investments in marketable securities are subject to risks that may cause losses and affect the liquidity of these investments.*

Our short-term investments consist primarily of securities of the U.S. government’s federal agencies, entities controlled by the federal government and U.S. and foreign commercial paper, corporate debt securities and certificates of deposits. These investments are subject to general credit, liquidity, market and interest rate risks, which may be further exacerbated by U.S. sub-prime mortgage defaults, concerns regarding the credit-worthiness of the U.S. government and other factors, which have affected various sectors of the financial markets and caused credit and liquidity issues. For the nine months ended September 30, 2011, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other than temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.

We depend on collaborations with other parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*

We expect that, for at least the next few years, our ability to generate significant revenues will depend in large part upon the success of our existing collaboration with Bayer and our ability to enter into new collaborations. Future revenues from our collaboration with Bayer will depend mainly on the achievement of development-, regulatory- and sales-based contingent event-based payments and royalty payments, if any. We will not receive additional revenues from our existing collaboration if Bayer’s development and commercialization efforts are unsuccessful.

Typically, collaborators, including Bayer, will control the development and commercialization of partnered compounds after entering into a collaboration or license agreement. In addition, we may not have complete access to information about the results and status of our collaborators’ clinical development and regulatory programs and strategies. Our collaborators may not devote adequate resources to the development of our compounds and may not develop or implement a successful clinical or regulatory strategy. We cannot guarantee that any development-, regulatory- or sales-based contingent event-based payments in our existing or future collaborations will be achieved on the timelines we anticipate, or at all. We cannot guarantee that we will receive any payments for the achievement of any contingent events or royalties on sales of products. In addition, collaborations, including our existing collaboration with Bayer, may be terminated early in certain circumstances, in which case, we may not receive future contingent event-based or royalty payments. Each of these concerns would also apply in the event we choose to enter into a collaboration with a partner for our gout and hyperuricemia program.

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

Conflicts may arise between our collaborators and us, such as conflicts concerning the interpretation of clinical data or the achievement of events that would trigger contingent event-based payments. If any conflicts arise with Bayer or any future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn, prevent us from generating sufficient revenues to achieve or maintain profitability:

•	unwillingness on the part of a collaborator to pay us contingent event-based payments or royalties we believe are due to us under our collaboration or license agreement;

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

We expect our results of operations and future stock price to continue to be subject to significant fluctuations. The level of our revenues, if any, our results of operations and our stock price at any given time will be based primarily on the following factors:

•

whether or not we achieve specified events that would trigger contingent event-based payments under any agreement that we enter into with collaborators and the timely payment by potential commercial collaborators of any amounts payable to us or by us to Valeant or any other party, including the contingent event-based payments that we may make to Valeant;

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

Risks Related to Our Industry

Because our product candidates and development and collaboration efforts depend on our intellectual property rights, adverse events affecting our intellectual property rights will harm our ability to commercialize products.*

Our commercial success depends in significant part on obtaining and maintaining patent protection and trade secret protection of our product candidates and their uses, as well as successfully defending these patents against challenges. We will only be able to protect our product candidates and their uses from unauthorized use by other parties to the extent that valid and enforceable patents or effectively protected trade secrets cover them.

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

Additionally, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Ardea Biosciences, Inc.

Date: November 4, 2011	/s/ Barry D. Quart
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