Form 10-K
period 2011-12-31
Ardea Biosciences, Inc./DE
filed 2012-03-09
CIK 1103390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011 totaled approximately $347,000,000 based on the closing price of $25.46 as reported by the Nasdaq Global Select Market. As of March 2, 2012, there were 36,739,135 shares of the Company’s common stock ($0.001 par value) outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2012 annual meeting of stockholders are incorporated by reference into Part III.

i

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. These statements include, but are not limited to, statements regarding our development programs, our capabilities, our goals, the expected timeline for achievement of our clinical milestones, the expected properties and benefits of our product candidates, the results of clinical and other studies, the size of the market and commercial opportunity for our products and our financial results. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “management believes,” “we believe,” “we intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this report or incorporated by reference.

Because the factors discussed in this report, and even factors of which we are not yet aware, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. We have included important factors in the cautionary statements included in this report, particularly under Item 1A. Risk Factors, and in our SEC filings, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These and other risks are also detailed and occasionally modified or updated in our reports filed from time to time under the Securities Act and/or the Exchange Act. You are encouraged to read these filings as they are made.

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

Overview and Business Strategy

Ardea Biosciences, Inc., of San Diego, California, is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of serious diseases. The current status of our development programs is as follows:

Product Portfolio

Product Candidate	Target Indication	Development Status
Lesinurad (RDEA594)	Gout	Phase 3 ongoing
RDEA3170	Gout	Phase 1 ongoing
BAY 86-9766 (RDEA119)	Cancer	Phase 2 ongoing

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

Lesinurad

Lesinurad, our most advanced product candidate, previously called RDEA594, is an inhibitor of URAT1, a transporter in the kidney that regulates uric acid excretion from the body. Lesinurad has been shown to normalize the amount of uric acid excreted by gout patients. Since the majority of gout patients are “under-excreters”, normalizing uric acid excretion by moderating URAT1 transporter activity with lesinurad may provide the most physiologically appropriate means of reducing sUA levels. In addition, because increasing the excretion of uric acid is additive to the effects of ULTs that decrease the production of uric acid, such as allopurinol and febuxostat (Uloric®, Takeda Pharmaceutical Company Limited), lesinurad in combination with such drugs has the potential to treat the significant portion of the gout patient population that is not adequately treated with existing therapies.

Approximately 3.1 million gout patients in the U.S. are prescribed ULTs annually. Allopurinol, the most commonly prescribed ULT in the U.S., currently accounts for more than 90 percent of U.S. unit sales of all ULTs. However, in recent controlled clinical studies, only about 30 to 40 percent of gout patients responded adequately to allopurinol, defined as achieving sUA levels of less than 6 mg/dL, the medically recommended target. Febuxostat, the most recently approved, orally-administered ULT in the U.S., has similar response rates in clinical practice according to a 2010 BioTrends Research Group, Inc. report. We are developing lesinurad to be used in combination with allopurinol to treat the large number of patients who do not reach target sUA levels taking allopurinol alone, and in combination with febuxostat in patients with tophaceous gout, a condition characterized by the presence of disfiguring deposits of uric acid crystals in and around the joints. We are also developing lesinurad to be used as a monotherapy for those patients who are intolerant to either allopurinol or febuxostat.

Lesinurad has been evaluated in a comprehensive Phase 2 development program designed to demonstrate its clinical utility. Results from this program have shown the following:

•

Positive results from the main portion of a 28-day Phase 2b study (Study 203) in 208 allopurinol-refractory gout patients demonstrated that adding lesinurad to allopurinol produced highly statistically significant reductions in sUA of up to 30 percent at the highest lesinurad dose tested, compared to a 3 percent increase on allopurinol plus placebo. This resulted in a response rate of 79 percent for the 600 mg dose using the more rigorous “intent-to-treat” analysis, which considers all patients without efficacy results at week 4 as non-responders, including those who discontinue for any reason. Using a “last observation carried forward” analysis, which was the method utilized for the U.S. Food and Drug Administration, or FDA, approval of febuxostat, 87 percent of patients taking the combination reached the medically recommended target of reducing sUA to below 6 mg/dL at the highest dose tested. Response rates on this study increased in a dose-related manner and were highly clinically and statistically significant at all dose levels when compared to allopurinol alone.

•

Results from the ongoing extension period of Study 203 demonstrated consistent, sustained reductions in sUA levels, with 90 percent of patients on combination therapy at week 44 reaching the medically recommended target of 6 mg/dL and 81 percent reaching less than 5 mg/dL. In addition, at the lowest dose of 200 mg, patients experienced continued sUA reductions out to 16 weeks and a 27 percent decline in sUA at week 44. All patients continuing in the ongoing extension period have completed a total of 48 weeks of blinded treatment. The combination of lesinurad and allopurinol was generally well tolerated in the main 28-day dosing period and has been generally well tolerated in the ongoing extension period, with adverse events similar to allopurinol alone.

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

•

Results from multiple studies have indicated that the activity of lesinurad is not diminished in the subset of patients with mild to moderate renal impairment. Lesinurad was generally well tolerated in these studies with a similar safety profile in subjects with normal or impaired renal function.

•

Results from a thorough QT study of 54 healthy subjects in which lesinurad was administered as a single therapeutic dose of 400 mg and as a single supratherapeutic dose of 1600 mg demonstrated no signal for lesinurad on any ECG interval, including cardiac repolarization.

•

Based on findings thus far, single doses of lesinurad from 5 mg to 1600 mg given alone, and multiple doses of lesinurad from 100 mg to 600 mg given either alone or in combination with allopurinol or febuxostat, appear to be generally well tolerated.

We have initiated a Phase 3 development program for lesinurad that includes the following main studies:

•

An open-label, Phase 4 interventional study of allopurinol in gout patients, called “LASSO”. Given the low response rate typically observed with allopurinol and its well-established side effect profile, we expect a significant number of patients from this study will be eligible to enroll directly into our Phase 3 studies.

•

A combination study in North America of lesinurad in allopurinol standard of care inadequate responders, called “CLEAR 1” — a Phase 3, randomized, placebo-controlled trial of lesinurad added to allopurinol in patients not reaching target sUA levels with allopurinol alone. Patients will be dosed for a total of 12 months in this study. The primary endpoint will be the proportion of subjects with sUA levels below 6.0 mg/dL after six months of dosing. Key secondary endpoints will include an assessment of gout flare rate and tophus resolution after 12 months of dosing.

•

An identical global combination study of lesinurad in allopurinol standard of care inadequate responders, called “CLEAR 2” — a Phase 3, randomized, placebo-controlled trial of lesinurad added to allopurinol in patients not reaching target sUA levels with allopurinol alone. Patients will be dosed for a total of 12 months in this study. The primary endpoint will be the proportion of subjects with sUA levels below 6.0 mg/dL after six months of dosing. Key secondary endpoints will include an assessment of gout flare rate and tophus resolution after 12 months of dosing.

•

A global monotherapy study of lesinurad in gout patients for whom allopurinol or febuxostat treatment is not advised, or contraindicated, called “LIGHT” — a Phase 3, randomized, placebo-controlled trial of lesinurad as monotherapy in gout patients for whom febuxostat or allopurinol treatment is contraindicated due to factors such as intolerance, co-morbidities, or the risk of significant drug interactions. Patients will be dosed for a total of six months in this study and the primary endpoint will be the proportion of subjects with sUA levels below 6.0 mg/dL after the end of the dosing period.

•

A global combination study of lesinurad and febuxostat in patients with tophaceous gout, called “CRYSTAL” — a randomized, placebo-controlled study of lesinurad in combination with 80 mg febuxostat for the treatment of hyperuricemia in gout patients with tophi. Patients will be dosed for a total of 12 months in this study. The primary endpoint will be the proportion of subjects with sUA levels below 5.0 mg/dL after six months of dosing. Key secondary endpoints will include the proportion of patients with resolution of tophi and physical function disability assessment after 12 months of dosing.

We will need to successfully complete these pivotal Phase 3 clinical trials of lesinurad, as well as potential additional non-pivotal clinical trials, in order to be approved for marketing by the FDA and other regulatory authorities around the world.

RDEA3170

We are also developing RDEA3170, a next-generation inhibitor of the URAT1 transporter for the chronic treatment of gout. Based on preclinical results, RDEA3170 demonstrates many of the same positive attributes as lesinurad, but with greater potency against the URAT1 transporter. Initial results have shown sustained reductions in sUA of up to 60 percent after a single 40 mg dose of RDEA3170 was administered to healthy volunteers in a Phase 1 study.

CANCER

Mitogen-activated ERK kinase (MEK) is believed to play an important role in cancer cell proliferation, programmed cell death and the spread of cancer from one organ or body part to another non-adjacent organ or body part. BAY 86-9766, formerly known as RDEA119, is a potent and highly selective inhibitor of MEK currently in Phase 2 development for the treatment of cancer.

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

Phase 1 results to date in refractory patients with advanced solid tumors have demonstrated that BAY 86-9766 (RDEA119) is generally well tolerated and a number of patients have achieved stable disease or partial response to treatment. A Phase 2 study of BAY 86-9766 (RDEA119) in combination with sorafenib as first-line therapy for primary liver cancer and a Phase 1/2 study of BAY 86-9766 (RDEA119) in combination with gemcitabine in patients with advanced pancreatic cancer are ongoing and are being conducted by our global development and commercialization licensee, Bayer. See “Bayer Relationship” below.

Market Opportunity

We believe that there is a significant market opportunity for our product candidates, should they be successfully developed, approved and commercialized.

We believe that there is a significant need for new products for the treatment and prevention of gout as many chronic gout sufferers are unable to achieve target reductions in uric acid with current treatments.

There have been only two new products approved in the United States for the treatment of gout in the last 40 years. According to Decision Resources, an estimated 19.7 million adults in seven major markets (the United States, Japan, France, Germany, Italy, Spain and United Kingdom) suffer from gout. The prevalence of gout is increasing in the United States. According to the Annals of Rheumatic Diseases, there was a 288% increase in gout-related hospitalizations from 1988 to 2005 and over $11.2 billion in gout-related hospital costs were incurred in 2005 in the United States.

We are developing products for the treatment of hyperuricemia and gout that inhibit URAT1. We believe there may also be opportunities to develop uric acid-lowering agents to treat diseases other than gout. Evidence suggests that hyperuricemia may also have systemic consequences, including an increased risk for kidney dysfunction, elevated C-reactive protein, hypertension and possibly other cardiovascular risk factors.

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

Bayer Relationship

In April 2009, we entered into a global license agreement with Bayer to develop and commercialize our small-molecule MEK inhibitors, including BAY 86-9766 (RDEA119), for all indications. Potential payments under the license agreement could total up to $407.5 million, including the $35.0 million non-refundable license fee and the $15.0 million development milestone for initiation of Phase 2 studies of BAY 86-9766 (RDEA119)

that we have received to date. We will also be eligible to receive low double-digit royalties on worldwide sales of products under the license agreement. Under the terms of the license agreement, we were responsible for completion of the Phase 1 and Phase 1/2 studies that were underway when we entered into the agreement. Bayer is responsible for reimbursing us for third-party development costs associated with these studies, as well as a portion of the personnel costs of employees involved in the development of BAY 86-9766 (RDEA119), up to a specified amount. Thereafter, Bayer is responsible for the further development and commercialization of BAY 86-9766 (RDEA119) and any of our other MEK inhibitors. BAY 86-9766 (RDEA119) is currently being evaluated in a Phase 2 study in combination with sorafenib in patients with hepatocellular carcinoma and a Phase 1/2 study in combination with gemcitabine in patients with advanced pancreatic cancer.

Valeant Relationship

In December 2006, we acquired intellectual property and other assets from Valeant Research & Development, Inc., or Valeant, related to RDEA806, a non-nucleoside reverse transcriptase inhibitor (NNRTI) that had been developed for the treatment of human immunodeficiency virus, or HIV, and our next generation NNRTI program, as well as BAY 86-9766 (RDEA119) and our next generation MEK inhibitor program. In consideration for the assets purchased from Valeant, and subject to the satisfaction of certain conditions, Valeant received certain rights, including the right to receive from us development- and regulatory-based contingent event-based payments and sales-based royalty payments. There is one set of potential contingent event-based payments totaling up to $25.0 million for RDEA806 and the next generation NNRTI program, and a separate set of potential contingent event-based payments totaling up to $17.0 million for BAY 86-9766 (RDEA119) and the next generation MEK inhibitor program. To date, the first, and only Phase 2 development-based contingent event-based payment related to BAY 86-9766 (RDEA119) has been achieved and the Company recorded $1.0 million to research and development expense in the fourth quarter of 2010. The $1.0 million payment to Valeant was subsequently made in January 2011, reducing the total potential development- and regulatory-based contingent event-based payments related to BAY 86-9766 (RDEA119) and our next-generation MEK inhibitor program to $16.0 million. The royalty rates on the products covered by our agreement with Valeant are in the mid-single digits.

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

We own a total of 15 issued United States patents, 31 pending United States non-provisional applications, 11 pending United States provisional applications, seven pending international applications, over 30 issued foreign patents and over 400 pending foreign patent applications.

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

In the United States, the FDA regulates pharmaceutical products. FDA regulations govern the testing, manufacturing, advertising, promotion, labeling, sale and distribution of pharmaceutical products, and generally require a rigorous process for the approval of new drugs. We also may be subject to foreign regulatory requirements governing clinical trials and drug product sales if products are tested or marketed abroad. The approval process outside the United States varies from jurisdiction to jurisdiction and the time required may be longer or shorter than that required for FDA approval.

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

An NDA must include comprehensive and complete descriptions of the preclinical testing, clinical trials and the chemical, manufacturing and control requirements of a drug that enable the FDA to determine the drug’s safety and efficacy. A NDA must be submitted, filed and approved by the FDA before any product that we may successfully develop can be marketed commercially in the United States.

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

Additional Regulation

Third-Party Reimbursement

In the United States, physicians, hospitals and other healthcare providers that purchase pharmaceutical products generally rely on third-party payors, principally private health insurance plans, Medicare and, to a lesser extent, Medicaid, to reimburse all or part of the cost of the product and procedure for which the product is being used. Even if a product is approved for marketing by the FDA, there is no assurance that third-party payors will cover the cost of the product and related medical procedures. If they do not, end-users of the drug would not be eligible for any reimbursement of the cost, and our ability to successfully market any such drug would be materially and adversely impacted.

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

Employees

As of March 2, 2012, we employed 107 regular full-time employees (including 23 people who have a Ph.D., three people who have a M.D. and one person who has a Pharm.D.), 86 of whom are involved full time in research and development activities. All members of our senior management team have had prior experience with pharmaceutical or biotechnology companies. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain the individuals needed. None of our employees are covered by a collective bargaining agreement and management considers relations with our employees to be good.

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

Lesinurad has been evaluated in a comprehensive Phase 2 development program designed to demonstrate its clinical utility. As part of its ongoing Phase 3 clinical development plan, lesinurad will need to successfully complete additional pivotal clinical trials, as well as potential additional non-pivotal clinical trials. We have completed formal End-of-Phase 2 meetings with the FDA and received advice from the European Medicines Agency, or EMA, and have incorporated input from these regulatory agencies in the design of our Phase 3 clinical development plan for lesinurad.

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

In addition, the FDA, EMA or other regulatory authorities might not approve the labeling that we believe is necessary or desirable for the successful commercialization of lesinurad. Any failure to obtain regulatory approval of lesinurad would limit our ability to ever generate revenues (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue) and would have a material and adverse impact on our business.

Development of our products will take years; we may never attain product sales; and we expect to continue to incur net operating losses.

We have incurred, and expect to continue to incur, substantial operating losses for the foreseeable future. We expect that most of our resources for the foreseeable future will be dedicated to further development of lesinurad and our next-generation compound for the chronic treatment of gout, RDEA3170. The amounts paid to advance lesinurad and RDEA3170 will continue to increase substantially, and may be higher than anticipated. Lesinurad, RDEA3170 and any other compounds we may advance through preclinical and clinical development will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales and may never be approved for commercial sales. The time required to achieve product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.

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

Finally, we may intentionally delay the commencement of clinical trials with respect to product candidates until we enter into a collaboration or license agreement with another party to fund the clinical trials of such product candidates.

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

If our efforts to develop and commercialize lesinurad are unsuccessful, we may be required to obtain rights to new products or product candidates from other parties, which we may not be able to do.

Our current primary focus is on the advancement of lesinurad through clinical development, regulatory approval and commercialization. If we are not successful, we may seek to identify and obtain new products or product candidates from other parties. We may be unable to obtain suitable product candidates or products from other parties for a number of reasons, including:

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

If we are unable to obtain rights to new products or product candidates from other parties, our ability to generate product revenues and achieve profitability may suffer.

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

We anticipate that our existing cash, cash equivalents, and short-term investments, including the funds received from our recent public offering, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. The amounts paid to advance lesinurad and RDEA3170 will continue to increase substantially in the near term, and may be higher than anticipated. We may need to raise additional capital to complete the development, regulatory review and approval process and commercial launch of lesinurad. Also, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated or require more capital than currently anticipated. For example, the FDA may require unanticipated, additional clinical trials of lesinurad prior to or even after approval. In addition, we may need to raise substantial additional capital in the future to, among other things:

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

We have experienced periods of significant growth as well as reductions in the size of our organization and may experience similar fluctuations again in the future, and we may experience difficulties in managing these organizational changes.

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

Our short-term investments consist primarily of securities of the U.S. government’s federal agencies, entities controlled by the federal government, U.S. corporate debt securities, U.S. and foreign commercial paper and certificates of deposits. These investments are subject to general credit, liquidity, market and interest rate risks, which may be further exacerbated by U.S. sub-prime mortgage defaults, concerns regarding the credit-worthiness of the U.S. government and other factors, which have affected various sectors of the financial markets and caused credit and liquidity issues. For the year ended December 31, 2011, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other than temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.

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

Typically, collaborators, including Bayer, will control the development and commercialization of partnered compounds after entering into a collaboration or license agreement. In addition, we may not have complete access to information about the results and status of our collaborators’ clinical development and regulatory programs and strategies. Our collaborators may not devote adequate resources to the development of our compounds and may not develop or implement a successful clinical or regulatory strategy. We cannot guarantee that any development-, regulatory- or sales-based contingent event-based payments in our existing or future collaborations will be achieved on the timelines we anticipate, or at all. We cannot guarantee that we will receive any payments for the achievement of any contingent events or royalties on sales of products. In addition, collaborations, including our existing collaboration with Bayer, may be terminated early in certain circumstances, in which case, we may not receive future contingent event-based or royalty payments. Each of these concerns would also apply in the event we choose to enter into a collaboration with a partner for our gout program.

Our ability to enter into new collaborations will depend in part on finding appropriate partners for our development programs. There has recently been increased consolidation and strategic realignment among pharmaceutical companies. This has reduced the number of potential partners for our product candidates and may make it more difficult to identify a partner and enter into any potential collaboration. Even if potential partners are interested in our programs, we may be unable to agree with potential partners on the value of our development programs or other material terms of a collaboration. For example, because there have only been two new products for the treatment of gout approved and introduced in the U.S. in the last 40 years there is very limited data on the gout market available. Accordingly, the market size, appropriate pricing and customer demand for lesinurad, if approved, is difficult to estimate.

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

Our ability to develop and commercialize lesinurad and any other products we may develop depends in part on our ability to manufacture, or arrange for collaborators or other parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements, and in sufficient quantities for clinical testing and eventual commercialization. Our current manufacturing agreements for lesinurad reflect a much smaller scale than would be required for commercial manufacturing. If our manufacturers do not satisfy their contractual duties or obligations, including with respect to quantity or quality, or meet established deadlines, our clinical trials may be significantly delayed or compromised and costs would increase. We currently work with a limited number of outside manufacturers. If we need to replace an unsatisfactory manufacturer, or increase our capacity, our inability to enter into or maintain manufacturing agreements with collaborators or capable contract manufacturers on acceptable terms could delay or prevent the development and commercialization of lesinurad and other products, which would adversely affect our ability to generate revenues and would increase our expenses.

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

Any claims relating to our improper handling, storage or disposal of biological, hazardous and radioactive materials could be time consuming and costly.

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

Our directors, executive officers, principal stockholders and affiliated entities currently beneficially own or control a significant majority of our outstanding securities. Two of our directors and their affiliated entities own collectively approximately 30% of our outstanding shares of common stock. These stockholders, if they determine to vote in the same manner, would control the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.

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

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2009 and July 26, 2010 the Company issued 11,862 and 19,166 unregistered shares of common stock, respectively, to two accredited investors in reliance on Rule 144 of the Securities Exchange Act of 1933, as amended, pursuant to the net exercise provision of certain outstanding warrants. Accordingly, the Company did not receive any proceeds from the exercise of these warrants.

Information About Our Common Stock

Our common stock trades on the Nasdaq Global Select Stock Market under the symbol “RDEA.” Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

	High	Low
Year Ended December 31, 2011
First Quarter	$30.61	$25.08
Second Quarter	$29.45	$22.10
Third Quarter	$26.95	$13.15
Fourth Quarter	$21.95	$13.79

	High	Low
Year Ended December 31, 2010
First Quarter	$19.43	$13.77
Second Quarter	$27.78	$19.58
Third Quarter	$24.97	$17.80
Fourth Quarter	$26.97	$20.75

Holders

The number of record holders of our common stock as of March 2, 2012 was approximately 57.

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

The following graph compares the cumulative total stockholder return on our common stock for the five years ended December 31, 2011 with the Center for Research in Securities Prices (“CRSP”) Total Return Index for the Nasdaq Global Market (U.S. Companies) and the CRSP Total Return Index for Nasdaq Pharmaceutical Stocks (comprising all companies listed in the Nasdaq Global Market under SIC 283) for the same period. The graph assumes that $100 was invested on December 31, 2006 in our common stock and each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Ardea Biosciences, Inc.	$100	$350.92	$274.54	$321.10	$596.33	$385.55
Nasdaq — US	$100	$108.47	$66.35	$95.38	$113.19	$113.81
Nasdaq — Pharmaceuticals	$100	$105.17	$97.85	$109.95	$119.19	$127.71

ITEM 6.	SELECTED FINANCIAL DATA.

The following Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the consolidated financial statements and related notes thereto beginning on page F-3 of this annual report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Milestones	$—	$15,000	$—	$—	$—
License fees	4,306	8,100	20,442	—	—
Sponsored research	391	358	—	304	3,095
Reimbursable research and development costs	2,608	3,961	2,494	—	—

Total revenues	7,305	27,419	22,936	304	3,095
Operating expenses:
Research and development	74,425	52,110	42,198	44,858	23,103
General and administrative	19,539	16,452	10,689	11,921	7,566

Loss from operations	(86,659)	(41,143)	(29,951)	(56,475)	(27,574)
Other income (expense):
Interest income	383	364	386	1,524	2,128
Interest expense	(314)	(866)	(1,323)	(215)	—
Other income, net	9	14	21	171	375

Total other income (expense)	78	(488)	(916)	1,480	2,503

Net Loss	(86,581)	(41,631)	(30,867)	(54,995)	(25,071)
Non-cash dividends on Series A preferred stock	—	—	—	(60)	(240)

Net loss applicable to common stockholders	$(86,581)	$(41,631)	$(30,867)	$(55,055)	$(25,311)

Basic and diluted net loss per share applicable to common stockholders	$(3.26)	$(1.91)	$(1.70)	$(3.79)	$(2.55)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	26,543	21,823	18,158	14,544	9,934

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$95,996	$80,612	$50,891	$57,743	$66,215
Working capital	$78,560	$77,367	$30,943	$49,463	$62,548
Total assets	$104,229	$100,454	$55,065	$61,475	$68,840
Noncurrent portion of obligations under capital leases and notes payable	$229	$251	$3,315	$6,132	$—
Accumulated deficit	$(475,720)	$(389,041)	$(347,410)	$(316,543)	$(261,488)
Total stockholders’ equity	$82,247	$77,123	$24,741	$45,958	$63,739

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

Results of operations.    This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the year ended December 31, 2011 to the results for the year ended December 31, 2010 and comparing the results for the year ended December 31, 2010 to the results for the year ended December 31, 2009.

•

Liquidity and capital resources.    This section provides an analysis of our cash flows and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2011. Included in this discussion is our financial capacity to fund our future commitments and a discussion of other financing arrangements.

Overview

We are a biotechnology company focused on the development of small-molecule therapeutics for the treatment of serious diseases. We have the following product candidates in development, including:

•	Lesinurad (RDEA594): An inhibitor of the URAT1 kidney transporter for the treatment of gout;

•	RDEA3170: Next generation URAT1 kidney transporter inhibitors for the treatment of gout; and

•	BAY 86-9766 (RDEA119): A MEK inhibitor for the treatment of cancer.

Revenue

To date, our revenue has come from upfront license fees, milestones, research and development funding, including reimbursable research and development costs and sponsored research, in connection with collaboration arrangements.

We anticipate that the majority of our revenues in the near future will be derived from research and development funding. We may receive additional milestone and other contingent event-based payments in the future upon the occurrence of certain events as set forth in our license agreement with Bayer.

Research and Development Expense

Research and development expenses primarily consist of costs associated with the development and clinical trials of our product candidates, salaries and share-based compensation for research and development personnel and facility costs.

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

We expect our research and development expenses to increase significantly in 2012 due to the initiation of our Phase 3 development program for lesinurad in the fourth quarter of 2011. Our Phase 3 development program includes four Phase 3 studies and one Phase 4 study which are expected to include an aggregate of approximately 4,000 patients at sites around the world. The Phase 3 development program is much more robust than any of the earlier stage clinical studies we have initiated to date. The lengthy process of completing our clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing our clinical trials, or in obtaining regulatory approvals, could cause a delay in the commencement of product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations. We do not expect lesinurad, our lead product candidate, to be commercially available in major markets before 2014, if at all.

General and Administrative Expense

General and administrative expense primarily consists of salaries, share-based compensation and other related costs for personnel in executive, finance and accounting, business development, investor relations, information technology, legal and human resource functions. Other general and administrative costs include professional fees for legal, accounting and other general corporate purposes, and facility costs not otherwise included in research and development expense.

Other Income (Expense)

Other income (expense) primarily consists of the interest earned on our cash, cash equivalents and short-term investments available-for-sale, net of interest expense.

Recent Developments

•

In February 2012, we completed an underwritten public offering of 9,775,000 shares of our common stock, including the full exercise of the overallotment option granted to the underwriters, at a price to the public of $17.00 per share. Net proceeds from the sale of the shares, before expenses and after deducting underwriter discounts and commissions, were approximately $157.6 million.

•

On December 19, 2011, we announced the initiation of the first of four planned Phase 3 clinical trials in our development program for lesinurad. The lesinurad Phase 3 development program is expected to involve approximately 2,000 gout patients at sites around the world.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, known as GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenues, accrued clinical liabilities and share-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Revenue from upfront, nonrefundable license fees is recognized over the period that any related services are provided by us.

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

Accounting Standard Codification (“ASC”) Topic 605-28, Revenue Recognition — Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28. In accordance with ASC Topic 605-25, Revenue Recognition — Multiple Element Arrangements, such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured.

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

Results of Operations

Years Ended December 31, 2011 and 2010

Revenues

For the year ended December 31, 2011, revenues decreased to $7.3 million from $27.4 million for the same period in 2010. The decrease in revenues in 2011 as compared to 2010 was primarily due to the recognition in 2010 of the first $15.0 million milestone payment under our license agreement with Bayer. In addition, the decrease was due to a decrease in license fee revenue recognized under our license agreement with Bayer to $4.3 million in 2011 from $8.1 million for the same period in 2010. The $35.0 million upfront license fee was originally being recognized on a straight-line basis over a period of approximately 13 months, which was the original period in which we expected to complete all of our obligations under the license agreement. In December 2009 and again in September 2010, we revised our estimate of this period as a result of modifications to our ongoing BAY 86-9766 (RDEA119) clinical trials, extending it to 38 months. The balance of the license fee as of the date of the change in estimate is being recognized over the revised timeline.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2011	2010
Lesinurad and RDEA3170-related outsourced costs	$47,245	$28,468
BAY 86-9766 (RDEA119)-related outsourced costs*	2,436	4,499
Personnel and related costs	14,771	10,063
Share-based compensation expense	4,615	3,546
Facility-related costs	2,577	2,548
Other miscellaneous	2,781	2,986

Total Research and Development Expense	$74,425	$52,110

*	These amounts represent costs for the ongoing clinical trials of BAY 86-9766 (RDEA119) which are reimbursed by Bayer, under the terms of our license agreement. The Company records the gross amount of the reimbursement of third-party development costs as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated statement of operations.

For the year ended December 31, 2011, research and development expense increased to $74.4 million from $52.1 million for the same period in 2010. The increase in research and development expense for the year ended December 31, 2011 was primarily the result of an increase in development expenses due to the progression of lesinurad into Phase 3 clinical trials and the initiation of a Phase 1 study for RDEA3170, which resulted in increased spending of approximately $18.8 million on clinical research organizations, investigator grants and consultants. In addition, the increase in research and development expense was due to an increase in personnel and related costs of approximately $4.7 million mainly due to additional headcount and infrastructure to support the increased development activities noted above, as well as an increase in non-cash, share-based compensation expense of approximately $1.1 million. These increases were partially offset by a decrease in research and development expense for the BAY 86-9766 (RDEA119) program, as we near completion of the ongoing clinical trials. Under the terms of our license agreement with Bayer, after the completion of the ongoing clinical trials, all subsequent development efforts will be performed solely by Bayer.

General and Administrative Expense

For the year ended December 31, 2011, general and administrative expense increased to $19.5 million from $16.5 million for the same period in 2010. The increase in general and administrative expense was primarily a result of an increase in consulting and professional outside services and personnel and related costs of approximately $3.9 million. These increases were partially offset by a net decrease in non-cash, share-based compensation expense of $1.2 million mainly due to approximately $3.8 million in non-recurring compensation expense recorded in 2010 as a result of the departure of certain employees, partially offset by an increase in share-based compensation in 2011 for existing personnel.

Other Income (expense)

For the year ended December 31, 2011, other income (expense) increased to $0.1 million net other income from $(0.5) million net other expense for the same period in 2010. The increase in net other income was primarily a result of a decrease in interest expense due to the continued amortization of our growth capital loan, tenant improvements loan and capital lease obligations entered into in the second half of 2008.

Years Ended December 31, 2010 and 2009

Revenues

For the year ended December 31, 2010, revenues increased to $27.4 million from $22.9 million for the year ended December 31, 2009. The increase in revenues in 2010 as compared to 2009 was primarily due to the recognition in 2010 of the first $15.0 million milestone payment under our license agreement with Bayer. In addition, the increase was due to an increase in reimbursable research and development costs associated with the continued progression of the ongoing clinical trials of BAY 86-9766 (RDEA119). These increases were partially offset by a decrease in license fee revenue recognized under our license agreement with Bayer to $8.1 million in 2010 from $20.4 million for the same period in 2009. The $35.0 million upfront license fee was originally being recognized on a straight-line basis over a period of approximately 13 months, which was the original period in which we expected to complete all of our obligations under the license agreement. In December 2009 and again in September 2010, we revised our estimate of this period as a result of modifications to our ongoing BAY 86-9766 (RDEA119) clinical trials, extending it to 38 months. The balance of the license fee as of the date of the change in estimate is being recognized over the revised timeline.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	December 31,
	2010	2009
Lesinurad and RDEA3170-related outsourced costs	$28,468	$16,989
BAY 86-9766 (RDEA119)-related outsourced costs*	4,499	4,330
HIV related outsourced costs	—	4,201
Personnel and related costs	10,063	9,285
Share-based compensation expense	3,546	2,386
Facility-related costs	2,548	2,524
Other miscellaneous	2,986	2,483

Total Research and Development Expense	$52,110	$42,198

*	These amounts represent costs for the ongoing clinical trials of BAY 86-9766 (RDEA119). Beginning in May 2009, these costs were reimbursed by Bayer, under the terms of our license agreement. The Company records the gross amount of the reimbursement of third-party development costs as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated statement of operations.

For the year ended December 31, 2010, research and development expense increased to $52.1 million from $42.2 million for the same period in 2009. The increase in research and development expense for the year ended December 31, 2010 was primarily due to the continued development and progression of lesinurad and RDEA3170, resulting mainly from increased spending of approximately $11.5 million on clinical research organizations, investigator grants and consultants. In addition, the increase in research and development expense was due to an increase in non-cash, share-based compensation expense of approximately $1.2 million resulting primarily from the termination of certain employees during the third quarter of 2010. These increases were partially offset by a decrease in research and development expense for the HIV program, as further development of this program was discontinued in 2010.

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

Other Income (expense)

For the year ended December 31, 2010, other income (expense) decreased to $(0.5) million net other expense from $(0.9) million net other expense for the same period in 2009. The decrease in other expense was primarily a result of a decrease in interest expense due to the continued amortization our growth capital loan, tenant improvements loan and capital lease obligations entered into in the second half of 2008.

Liquidity and Capital Resources

From inception of the Company through December 31, 2011, we have incurred a cumulative net loss of approximately $475.7 million, of which $239.5 million was incurred subsequent to the closing of the asset acquisition from Valeant and the commencement of operating activities as Ardea Biosciences, Inc. We have financed our operations through public and private offerings of securities, revenues from collaborative arrangements, proceeds from our growth capital loan, interest income from invested cash balances and a government grant.

In February 2012, we completed an underwritten public offering of 9,775,000 shares of our common stock, including the full exercise of the overallotment option granted to the underwriters, at a price to the public of $17.00 per share. Net proceeds from the sale of shares, before expenses and after deducting underwriting discounts and commissions, were approximately $157.6 million.

In February 2011, we completed an underwritten public offering of 3,162,500 shares of our common stock, including the full exercise of the overallotment option granted to the underwriters, at a price to the public of $26.00 per share. The net proceeds to us from the sale of shares in this offering were approximately $78.1 million after deducting underwriter discounts and commissions and offering expenses.

In November 2010, we received a $0.7 million grant under the Patient Protection and Affordable Care Act.

In April 2010, we completed a public offering of 4,025,000 shares of our common stock, including the full exercise of the overallotment option granted to the underwriters, at a price to the public of $20.00 per share. The net proceeds to us from the sale of shares in the offering were approximately $76.8 million after deducting underwriter discounts and commissions and offering expenses.

In April 2009, we entered into a license agreement with Bayer. Under the terms of the license agreement, we granted Bayer a worldwide, exclusive license to develop and commercialize our MEK inhibitors for all indications. In partial consideration for the license, Bayer paid us a non-refundable upfront cash fee of $35.0 million. Bayer is responsible for reimbursing us for third-party development costs associated with certain ongoing studies as well as a portion of the personnel costs of employees involved in the development of BAY 86-9766 (RDEA119), up to an amount specified in the license agreement. In May 2011, the ongoing clinical trial cost reimbursement amount was increased to include the effect of study design changes previously agreed to by both parties. We believe that the amount available for reimbursement under the license agreement will be sufficient to offset all future third-party development costs that we expect to incur through the completion of these studies as currently planned. In January 2011, we received the first milestone payment of $15.0 million under the license agreement as a result of Bayer’s initiation of a Phase 2 study of BAY 86-9766 (RDEA119) in combination with sorafenib in patients with hepatocellular carcinoma, or primary liver cancer. We are also eligible to receive additional cash payments totaling up to $357.5 million upon the occurrence of additional development-, regulatory- and sales-based events, including a $7.5 million milestone payment for the initiation of a second Phase 2 clinical study of BAY 86-9766 (RDEA119) for a different indication, as well as low double-digit royalties on worldwide sales of products covered under the license agreement.

As of December 31, 2011, we had approximately $96.0 million in cash, cash equivalents, and short-term investments, and $1.4 million in receivables, compared to $80.6 million in cash, cash equivalents, and short-term investments, and $17.0 million in receivables as of December 31, 2010. The net increase in cash, cash equivalents and short-term investments and decrease in receivables in 2011 was primarily due to our public offering of common stock, which was completed in February 2011, resulting in net proceeds to us of $78.1 million, and the receipt in January 2011 of a $15.0 million milestone payment under our license agreement with Bayer. These increases were partially offset by the use of cash to fund our clinical-stage programs, personnel costs and for other general corporate purposes.

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

The following table summarizes our contractual obligations as of December 31, 2011. Long-term debt and capital lease obligations include interest.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations	$154	$45	$90	$19	$—
Operating lease obligations	3,579	1,126	2,253	200	—
Capital lease obligations	226	65	129	32	—
Purchase Obligations	4,217	4,217	—	—	—

Total	$8,176	$5,453	$2,472	$251	$—

*	The table above does not include up to $41 million of potential future contingent event-based payments under the asset purchase agreement with Valeant. Due to the contingent nature of these payments, we are unable to estimate with certainty the amount and timing of future payments under the Valeant agreement. We intend to use our current financial resources to fund our obligations, if any, under the Valeant agreement.

At December 31, 2011, purchase obligations primarily consisted of commitments with third-party manufacturers of materials to be used in our clinical and preclinical studies, as well as commitments with various vendors for preclinical studies. Approximately $2.9 million of the total purchase obligations were not included in our consolidated financial statements for the year ended December 31, 2011. We intend to use our current financial resources to fund our commitments under these purchase obligations.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following: the rate of progress and cost of our clinical trials and other research and development activities; the scope, prioritization and number of clinical development programs we pursue; the terms and timing of any collaborative, licensing and other arrangements that we may establish; the cost of increasing the size of our organization; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the costs and timing of regulatory approvals; the cost of establishing or contracting for manufacturing, sales and marketing capabilities; and the effect of competing technological and market developments. We anticipate that our existing cash, cash equivalents, and short-term investments, including the funds received from our recent public offering, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months.

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

The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, corporate bonds, certificates of deposits and commercial paper. Due to the current market conditions, we no longer invest in asset-backed securities. In accordance with our investment policy, we do not invest in auction rate securities. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2011. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of operations until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We do not have any foreign currency or other derivative financial instruments.

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

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial and accounting officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011. Based on this evaluation, our principal executive and principal financial and accounting officers concluded that our disclosure controls and procedures were effective as of December 31, 2011.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

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

(c) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of

Ardea Biosciences, Inc.

We have audited Ardea Biosciences, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ardea Biosciences, Inc. maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended of Ardea Biosciences, Inc. and our report dated March 9, 2012 expressed an unqualified opinion.

/s/    Marcum LLP

Irvine, California

March 9, 2012

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

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

3.	Exhibits.

The exhibit index attached to this report is incorporated by reference herein.

Exhibit	Document Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006(1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008(2)

3.2	Amended and Restated Bylaws(3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto(4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto(5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008(11)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008(6)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto(7)

10.1	Form of Indemnity Agreement(8)

10.2*	Senior Executive Severance Benefit Plan, as amended and restated on November 7, 2008(11)

10.3*	Executive Severance Benefit Plan, as amended and restated on November 7, 2008(11)

10.4*	2002 Non-Officer Equity Incentive Plan and related documents, as amended on February 3, 2003(9)

Exhibit	Document Description

10.5	Noncompetition Agreement with Valeant Research & Development dated December 21, 2006(1)

10.6*	Amended and Restated Executive Employment Agreement, effective November 7, 2008, between the Company and Barry Quart(11)

10.7*	Executive Employment Agreement, effective December 21, 2006, between the Company and Kimberly J. Manhard(1)

10.8*	Ardea Biosciences, Inc. 2000 Employee Stock Purchase Plan(20)

10.9*	Executive Employment Agreement, effective March 22, 2007, between the Company and Christopher W. Krueger(10)

10.10*	Amended and Restated 2004 Stock Incentive Plan(17)

10.11	Securities Purchase Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto(4)

10.12	Sublease by and between Verenium Corporation and the Company dated October 2007(12)

10.13*	Executive Employment Agreement, effective as of May 27, 2008, between the Company and John W. Beck(13)

10.14	Loan and Security Agreement, dated November 12, 2008, by and among Ardea Biosciences, Inc. and Oxford Finance Corporation and Silicon Valley Bank(11)

10.15	Securities Purchase Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto(7)

10.16†	Development and Commercialization License Agreement, dated April 27, 2009, by and among Ardea Biosciences, Inc. and Bayer HealthCare AG(14)

10.17*	Executive Employment Agreement, effective April 6, 2010, between the Company and Stephen R. Davis(15)

10.18*	Form of Stock Issuance Agreement Under 2004 Stock Incentive Plan(16)

10.19*	Executive Employment Agreement, effective February 28, 2011, between the Company and David T. Hagerty(18)

10.20*	Summary Description of Ardea Biosciences, Inc. 2011 Executive Bonus Plan(19)

23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP)

23.2	Consent of Independent Registered Public Accounting Firm (Stonefield Josephson, Inc.)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan, contract or arrangement.

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.

(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.

(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.

(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.

(6)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.

(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.

(8)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-95461) initially filed with the Securities and Exchange Commission on January 27, 2000 as subsequently amended.

(9)	Incorporated by reference to our Form 10-K (File No. 000-29993) filed with the Securities and Exchange Commission on March 31, 2003.

(10)	Incorporated by reference to our Form 10-Q (File No. 000-29993) filed with the Securities and Exchange Commission on May 8, 2007.

(11)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.

(12)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 24, 2008.

(13)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on May 13, 2008.

(14)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on August 7, 2009.

(15)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on August 6, 2010.

(16)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 9, 2010.

(17)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 12, 2010.

(18)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on May 9, 2011.

(19)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on May 25, 2011.

(20)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 11, 2011.

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

Signature	Title	Date

/S/ BARRY D. QUART Barry D. Quart, Pharm. D.	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2012

/S/ JOHN W. BECK John W. Beck	Senior Vice President, Finance and Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2012

/S/ FELIX J. BAKER Felix J. Baker, Ph.D.	Director	March 9, 2012

/S/ WENDY L. DIXON Wendy L. Dixon, Ph.D.	Director	March 9, 2012

/S/ HENRY J. FUCHS Henry J. Fuchs, M.D.	Director	March 9, 2012

/S/ CRAIG A. JOHNSON Craig A. Johnson	Director	March 9, 2012

/S/ JOHN W. POYHONEN John W. Poyhonen	Director	March 9, 2012

/S/ KEVIN C. TANG Kevin C. Tang	Director	March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ardea Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Ardea Biosciences, Inc. (the “Company”) as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ardea Biosciences, Inc. as of December 31, 2011, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    Marcum LLP

Irvine, California

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ardea Biosciences, Inc.

We have audited the consolidated statements of operations, stockholders’ equity, and cash flows of Ardea Biosciences, Inc. for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ardea Biosciences, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    STONEFIELD JOSEPHSON, INC.

Irvine, California

March 11, 2010

ARDEA BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except per share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,440	$15,926
Short-term investments, available-for-sale	91,556	64,686
Receivables	1,398	16,959
Prepaids and other current assets	2,704	518

Total current assets	100,098	98,089
Property and equipment, net	2,766	2,007
Other assets	1,365	358

Total assets	$104,229	$100,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,837	$3,073
Accrued clinical liabilities	8,807	5,681
Accrued payroll and employee liabilities	3,113	2,802
Other accrued liabilities	2,554	1,550
Current portion of deferred revenue	2,153	4,306
Current portion of obligations under capital lease	37	97
Current portion of obligations under notes payable	37	3,213

Total current liabilities	21,538	20,722
Deferred rent	215	205
Non-current portion of deferred revenue	—	2,153
Non-current portion of obligations under capital lease	129	114
Non-current portion of obligations under notes payable	100	137
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.001 par value: 70,000,000 shares authorized; 26,913,223 and 23,366,979 shares issued and outstanding at December 31, 2011 and 2010, respectively	27	23
Additional paid-in capital	557,927	466,110
Accumulated other comprehensive income	13	31
Accumulated deficit	(475,720)	(389,041)

Total stockholders’ equity	82,247	77,123

Total liabilities and stockholders’ equity	$104,229	$100,454

See accompanying notes.

ARDEA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except
	per share amounts)
Revenues:
Milestones	$—	$15,000	$—
License fees	4,306	8,100	20,442
Sponsored research	391	358	—
Reimbursable research and development costs	2,608	3,961	2,494

Total revenues	7,305	27,419	22,936
Operating expenses:
Research and development	74,425	52,110	42,198
General and administrative	19,539	16,452	10,689

Total operating expenses	93,964	68,562	52,887
Loss from operations	(86,659)	(41,143)	(29,951)
Other income (expense)
Interest income	383	364	386
Interest expense	(314)	(866)	(1,323)
Other income, net	9	14	21

Total other income (expense)	78	(488)	(916)

Net loss	$(86,581)	$(41,631)	$(30,867)

Basic and diluted net loss per share	$(3.26)	$(1.91)	$(1.70)

Shares used in computing basic and diluted net loss per share	26,543	21,823	18,158

See accompanying notes.

ARDEA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances at December 31, 2008	17,836	$17	$362,345	$139	$(316,543)	$45,958
Issuance of common stock under Employee Stock Purchase Plan	62	—	490	—	—	490
Issuance of common stock upon exercise of stock options	595	1	3,477	—	—	3,478
Issuance of common stock upon exercise of warrants	12	—	—	—	—	—
Share-based compensation expense	—	—	5,779	—	—	5,779
Comprehensive loss:
Net loss	—	—	—	—	(30,867)	(30,867)
Unrealized loss on securities	—	—	—	(97)	—	(97)

Comprehensive loss						(30,964)

Balances at December 31, 2009	18,505	$18	$372,091	$42	$(347,410)	$24,741
Issuance of common stock in a public offering, net	4,025	4	76,810	—	—	76,814
Issuance of common stock under Employee Stock Purchase Plan	54	—	558	—	—	558
Issuance of common stock upon exercise of stock options	739	1	5,890	—	—	5,891
Issuance of common stock upon exercise of warrants	19	—	—	—	—	—
Issuance of restricted stock	25	—	—	—	—	—
Share-based compensation expense	—	—	10,761	—	—	10,761
Comprehensive loss:
Net loss	—	—	—	—	(41,631)	(41,631)
Unrealized loss on securities	—	—	—	(11)	—	(11)

Comprehensive loss						(41,642)

Balances at December 31, 2010	23,367	$23	$466,110	$31	$(389,041)	$77,123
Issuance of common stock in a public offering, net	3,163	3	78,059	—	—	78,062
Issuance of common stock under Employee Stock Purchase Plan	53	—	737	—	—	737
Issuance of common stock upon exercise of stock options	303	1	2,437	—	—	2,438
Issuance of common stock upon exercise of warrants	31	—	—	—	—	—
Restricted stock shares traded for taxes	(4)	—	—	—	(98)	(98)
Share-based compensation expense	—	—	10,584	—	—	10,584
Comprehensive loss:
Net loss	—	—	—	—	(86,581)	(86,581)
Unrealized loss on securities	—	—	—	(18)	—	(18)

Comprehensive loss						(86,599)

Balances at December 31, 2011	26,913	$27	$557,927	$13	$(475,720)	$82,247

See accompanying notes.

ARDEA BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities:
Net loss	$(86,581)	$(41,631)	$(30,867)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation	10,584	10,761	5,779
Depreciation and amortization	741	599	668
Amortization of debt discount and debt issuance costs	96	282	429
(Gain) loss on disposal of property and equipment	(1)	22	17
Deferred rent	10	45	76
Amortization of premium on short-term investments	990	942	356
Realized gain on short-term investments	(15)	(23)	(24)
Change in operating assets and liabilities:
Receivables	15,561	(15,526)	(1,049)
Prepaids and other current assets	(2,186)	(303)	22
Other assets	(1,065)	36	(24)
Accounts payable	1,764	1,157	(344)
Accrued clinical liabilities	3,126	1,609	1,794
Accrued payroll and employee liabilities	311	664	380
Other accrued liabilities	1,004	381	224
Deferred revenue	(4,306)	(8,100)	14,559

Net cash used for operating activities	(59,967)	(49,085)	(8,004)
Investing activities:
Purchases of short-term investments	(205,797)	(109,625)	(56,632)
Proceeds from sale or maturity of short-term investments	177,934	83,338	33,066
Proceeds from sale of property and equipment	12	40	10
Purchases of property and equipment	(1,458)	(563)	(346)

Net cash used for investing activities	(29,309)	(26,810)	(23,902)
Financing activities:
Payments on capital lease and note payable obligations	(3,349)	(3,004)	(2,051)
Net proceeds from issuance of common stock	81,139	83,263	3,968

Net cash provided by financing activities	77,790	80,259	1,917

Net (decrease) increase in cash and cash equivalents	(11,486)	4,364	(29,989)
Cash and cash equivalents at beginning of year	15,926	11,562	41,551

Cash and cash equivalents at end of year	$4,440	$15,926	$11,562

Supplemental disclosure of cash flow information:
Interest paid	$650	$610	$912

Supplemental schedule of non-cash information:
Capital lease obligations incurred for property and equipment	$53	$144	$—

Net unrealized loss on short-term investments	$(18)	$(11)	$(97)

See accompanying notes.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business

Ardea Biosciences, Inc. (the “Company”), of San Diego, California, is a biotechnology company focused on the development of small-molecule therapeutics for the treatment of serious diseases.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. The Company’s critical accounting policies that involve significant judgment and estimates include revenue recognition, accrued clinical liabilities and share-based compensation. Actual results could differ materially from those estimates.

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, receivables, prepaid expenses, other current assets, accounts payable and accrued expenses, are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Short-term available-for-sale investments are carried at fair value. None of the Company’s debt or capital lease instruments that were outstanding at December 31, 2011 have readily available ascertainable market values, however, the carrying values are considered to approximate their fair values. See footnote 3 for further details regarding the fair value of financial instruments.

Concentration of Credit Risk

Cash, cash equivalents and short-term investments are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. The Company invests its excess cash primarily in United States

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived Assets

If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and records the impairment as a reduction in the carrying value of the related asset with a corresponding charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from actual results.

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

Accounting Standard Codification (“ASC”) Topic 605-28, Revenue Recognition — Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28. In accordance with ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”), such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured.

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

Patent Costs

The Company incurs fees of outside legal counsel in connection with filing and maintaining its various patent applications. All patent costs are expensed as incurred and included in general and administrative expense in the consolidated statement of operations.

Share-Based Compensation Expense

The Company estimates the fair value of share-based payment awards using the Black-Scholes-Merton, or Black-Scholes, option valuation model. This fair value is then amortized using the straight-line single-option method of attributing the value of share-based compensation to expense over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of highly complex and subjective assumptions, including each option’s expected life and price volatility of the underlying stock. Expected volatility is based on the Company’s historical stock price volatility.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Valuation and Expense Information

The following table summarizes share-based compensation expense (in thousands) related to employee and director stock options, restricted stock and ESPP purchases for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Research and development	$4,615	$3,546	$2,386
General and administrative	5,969	7,215	3,393

Share-based compensation expense included in operating expenses	$10,584	$10,761	$5,779

As of December 31, 2011, there was $25,363,000 of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.9 years.

For the years ended December 31, 2011, 2010, and 2009, the Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Options:

	December 31,
	2011	2010	2009
Risk-free interest rate	1.6%	2.1%	2.5%
Dividend yield	—%	—%	—%
Volatility	71.8%	76.4%	77.1%
Expected life (years)	5.5-6.1	5.5-6.1	5.5-6.1

ESPP:

	December 31,
	2011	2010	2009
Risk-free interest rate	0.2%	0.3%	0.6%
Dividend yield	—%	—%	—%
Volatility	50.8%	52.3%	83.0%
Expected life (years)	1.20	1.16	1.24

The weighted-average fair values of options granted were $13.35, $14.81 and $9.60 for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted-average purchase price of shares purchased through the ESPP was $13.84, $10.37 and $7.90 for the years ended December 31, 2011, 2010 and 2009, respectively.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company uses its historical stock price to estimate volatility.

The expected life of employee and non-employee director stock options represents the average of the contractual term of the options and the weighted-average vesting period, as permitted under the simplified method. The Company has elected to use the simplified method, as the Company does not have enough historical exercise experience to provide a reasonable basis upon which to estimate the expected term and the stock option grants are considered “plain vanilla” options.

Warrants

The Company issued warrants to purchase shares of its common stock in conjunction with its Growth Capital Loan and December 2008 equity fundraising. The terms of the warrants were evaluated to determine the appropriate classification as equity or a liability. As of December 31, 2011, all warrants issued are classified as equity.

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

Because the Company has incurred a net loss for all periods presented in the consolidated statements of operations, outstanding stock options, unvested common shares subject to repurchase and warrants are not included in the computation of net loss per share because their effect would be anti-dilutive. For the years ended December 31, 2011, 2010 and 2009, the number of outstanding stock options, unvested common shares subject to repurchase and warrants not included in the computation totaled 5,211,409, 4,241,016 and 4,111,133, respectively.

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

	Year Ended December 31,
	2011	2010	2009
Net loss	$(86,581)	$(41,631)	$(30,867)
Net unrealized losses on short-term investments	(18)	(11)	(97)

Comprehensive net loss	$(86,599)	$(41,642)	$(30,964)

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

On January 1, 2007, the Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertain tax positions. This provision requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination and on the technical merits of the position. The impact of the adoption of this provision was immaterial to the Company’s consolidated financial statements. The total amount of unrecognized tax benefits as of December 31, 2011 was $2,728,000 which, if recognized, would affect other tax accounts, primarily deferred taxes in future periods, and would not affect the Company’s effective tax rate since the Company maintains a full valuation allowance against its deferred tax assets.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”). ASU 2011-05 amends the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, or the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, in December 2011, FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income. ASUs 2011-05 and 2011-12 are effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company plans to adopt the provisions of ASU 2011-05 and ASU 2011-12 in the first quarter of 2012. The Company does not expect the adoption of these ASUs to have a material impact on its consolidated results of operations or financial condition.

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

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at December 31, 2011 and 2010 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)*	Significant Other Observable Inputs (Level 2)*	Significant Unobservable Inputs (Level 3)
Money market funds	$3,198	$3,198	$—	$—
United States government and agency obligations	37,149	—	37,149	—
United States corporate debt securities	32,918	—	32,918	—
United States commercial paper	9,996	—	9,996	—
Foreign commercial paper	8,495	—	8,495	—
United States certificate of deposit	2,998	—	2,998	—

Total	$94,754	$3,198	$91,556	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)*	Significant Other Observable Inputs (Level 2)*	Significant Unobservable Inputs (Level 3)
Money market funds	$9,909	$9,909	$—	$—
United States government and agency obligations	51,431	4,998	46,433	—
United States corporate debt securities	8,257	—	8,257	—
United States commercial paper	5,497	—	5,497	—
Foreign commercial paper	5,299	—	5,299	—

Total	$80,393	$14,907	$65,486	$—

*	There were no significant transfers between level 1 and level 2 investments for the years ended December 31, 2011 and 2010.

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

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company considers the carrying amount of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable and accrued liabilities to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of these long-term obligations approximate their carrying value. The Company applies fair value accounting to its securities available-for-sale.

Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity. For the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $18,000, $11,000 and $97,000 in net unrealized losses, respectively, associated with its short-term investments.

Realized gains and losses associated with the Company’s investments, if any, are reported in the statement of operations. For the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $15,000, $23,000 and $24,000 in net realized gains, respectively, associated with its short-term investments.

4.    Balance Sheet Details

Short-Term Investments

The following is a summary of the Company’s short-term, available-for-sale securities (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Government agency obligations	$37,136	$13	$—	$37,149
United States corporate debt	32,919	10	(11)	32,918
United States commercial paper	9,996	—	—	9,996
Foreign commercial paper	8,492	3	—	8,495
United States certificate of deposit	3,000	—	(2)	2,998

Total	$91,543	$26	$(13)	$91,556

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Government agency obligations	$49,401	$32	$(1)	$49,432
United States corporate debt	4,458	—	—	4,458
United States commercial paper	5,497	—	—	5,497
Foreign commercial paper	5,299	—	—	5,299

Total	$64,655	$32	$(1)	$64,686

As of December 31, 2011, the Company’s short-term investments consisted of approximately $51,668,000 of available-for-sale securities with contractual maturities of one year or less and approximately $39,888,000 with contractual maturities not to exceed 15 months.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The Company regularly monitors and evaluates the realizable value of its marketable securities. The Company did not recognize any impairment losses for the years ended December 31, 2011 and 2010.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables

Receivables consisted of the following (in thousands):

	December 31,
	2011	2010
Amounts due under collaboration arrangements for milestones	$—	$15,000
Amounts due for reimbursable research and development costs	833	1,196
Amounts due for sponsored research	169	358
Interest on short-term investments	249	367
Vendor refunds	40	—
Other	107	38

Total Receivables	$1,398	$16,959

Property and Equipment

Property and equipment is comprised of the following (in thousands):

	December 31,
	2011	2010
Laboratory equipment	$2,119	$1,595
Computer equipment and software	1,529	1,016
Furniture and fixtures	506	335
Leasehold improvements	1,252	976

	5,406	3,922
Less: accumulated depreciation and amortization	(2,640)	(1,915)

	$2,766	$2,007

Depreciation and amortization expense, which includes equipment under a capital lease, for the years ended December 31, 2011, 2010 and 2009 was approximately $741,000, $599,000 and $668,000, respectively. Equipment acquired under capital leases included in property and equipment totaled approximately $264,000 (net of accumulated amortization of $285,000) and $312,000 (net of accumulated amortization of $184,000) at December 31, 2011 and 2010, respectively. Amortization expense associated with this equipment is included in depreciation expense for the years ended December 31, 2011, 2010 and 2009.

Accrued Payroll and Employee Liabilities and Other Accrued Liabilities

Accrued payroll and employee liabilities and other accrued liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Accrued employee salaries and benefits	$1,210	$1,499
Accrued bonuses	1,903	1,303

Total Accrued Payroll and Employee Liabilities	$3,113	$2,802

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2011	2010
Accrued professional fees	$1,235	$441
Accrued legal fees	222	242
Accrued accounts payable	1,069	359
Accrued interest	1	433
Other accrued liabilities	27	75

Total Other Accrued Liabilities	$2,554	$1,550

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

In July 2008, the Company entered into a capital lease agreement for approximately $318,000 to finance the purchase of certain equipment. The agreement was secured by the equipment, bore interest at 6.05% per annum, and was payable in monthly installments of principal and interest of approximately $10,000 for 36 months beginning in August 2008. The capital lease was paid in full in the third quarter of 2011.

In September 2009, the Company entered into a non-cancellable operating lease for lab equipment. Under the terms of the lease agreement, it will make 36 monthly payments of approximately $5,000 beginning in the fourth quarter of 2009.

Annual future minimum lease payments as of December 31, 2011 are as follows (in thousands):

	Operating Leases	Capital Lease
Years ended December 31,
2012	$1,126	$65
2013	1,108	65
2014	1,145	64
2015	200	32
2016	—	—
Thereafter	—	—

Total	$3,579	226

Less amount representing interest		(60)

Present value of net minimum lease payments		166
Less current portion		(37)

Noncurrent portion of capital lease obligation		$129

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense under all operating leases totaled approximately $1,212,000, $1,168,000 and $989,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Notes Payable

In March 2008, the Company exercised its right under its sub-lease agreement with its landlord to borrow $250,000 for costs incurred and paid for tenant improvements. The note bears interest at 7.00% per annum and is payable in monthly installments of principal and interest of approximately $4,000 for 84 months beginning in June 2008.

In November 2008, the Company entered into an agreement with two lenders, pursuant to which the lenders provided the Company with an approximately three-year, $8,000,000 loan. Interest accrued at a rate of 12% per annum, with monthly interest only payments required during a period beginning on the loan funding date and continuing through February 28, 2009, followed thereafter by equal monthly payments of principal and interest over a period of 33 months. The loan was collateralized by the Company’s general assets, excluding intellectual property. There were no financial covenants associated with the loan. The Company calculated an effective interest rate for this loan at approximately 18.57% per annum, which takes into account the debt issuance costs of approximately $527,000 and the debt discount of approximately $343,000 (see below for further details). As of December 31, 2011, the Company had repaid this loan in full and has no further obligations under the loan agreement.

In connection with this loan, the Company incurred debt issuance costs of approximately $527,000, which consisted of commitment fees of $480,000 and legal fees of approximately $47,000. Of the total commitment fees incurred, $80,000 was paid upon entering into the agreement and the remaining $400,000 paid at the end of the term of the loan. The debt issuance costs were recorded as a deferred charge and classified as other assets on the Consolidated Balance Sheet and the loan was recorded and classified as current and non-current note payable obligations. The debt issuance costs were amortized as a component of interest expense over the term of the loan using the effective interest rate method and were fully amortized as of December 31, 2011. The aggregate unamortized debt issuance costs as of December 31, 2010 was approximately $58,000.

Furthermore, in conjunction with this loan, the Company issued to the lenders warrants to purchase an aggregate of up to 56,010 shares of the Company’s common stock at an exercise price of $8.57 per share. The warrants met all of the criteria for classification as equity, including being indexed to the Company’s common stock. The warrants were valued using the Black-Scholes model assuming a risk-free interest rate of 3.00%, a dividend yield of 0%, expected volatility of 77.04% and a contractual life of the warrants of seven years. The estimated fair value of the warrants was $343,000 and was recorded as a debt discount. The debt discount was amortized as additional interest expense over the term of the loan using the effective interest rate method and was fully amortized as of December 31, 2011. The aggregate unamortized debt discount as of December 31, 2010 was approximately $38,000.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the notes payable obligations as of December 31, 2011 (in thousands):

Notes Payable
Years ended December 31,
2012	$45
2013	45
2014	45
2015	19
2016	—
Thereafter	—

Total	154
Less unamortized discount	—
Less amount representing interest	(17)

Present value of net minimum notes payable payments	137
Less current portion	(37)

Noncurrent portion of notes payable	$100

Executive Severance Agreements

The Company has entered into employment agreements with its executive officers and certain other key employees that, under certain cases, provide for the continuation of salary and certain other benefits if terminated under specified circumstances. These agreements generally expire upon voluntary termination by the executive officer or key employee, termination for cause or when the Company has met its obligations under these agreements. In the third quarter of 2010, the Company incurred expenses of approximately $464,000 related to continuation of salary and other benefits under employment agreements due to the departure of certain employees. The Company made the final required payment under these agreements in October 2011.

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

Purchase Obligations

At December 31, 2011, purchase obligations of approximately $4,217,000 primarily consisted of commitments with third-party manufacturers of materials to be used in our clinical and pre-clinical studies, as well as commitments with various vendors for preclinical studies. Approximately $2,892,000 of the total purchase obligations were not included in the Company’s consolidated financial statements for the year ended December 31, 2011. The Company intends to use its current financial resources to fund its commitments under these purchase obligations.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Restructuring

In May 2009, the Company committed to a restructuring plan (the “Restructuring Plan”) which provided affected employees with severance payments upon termination, continued benefits for a specified period of time and outplacement assistance. The Company incurred total restructuring charges of approximately $818,000, primarily for severance-related costs in connection with the Restructuring Plan. The Company did not incur any expense related to contractual or lease obligations or other exit costs. For the year ended December 31, 2009, approximately $791,000 of the total restructuring charge was included in research and development expense and approximately $27,000 was included in general and administrative expense. The Company made the final payment under the Restructuring Plan in April 2010.

7.    Valeant Transaction

On December 21, 2006, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Valeant Research and Development, Inc. (“Valeant”), pursuant to which the Company acquired intellectual property and other assets related to the non-nucleoside reverse transcriptase inhibitor HIV program (“RDEA806 program”), the next generation non-nucleoside reverse transcriptase inhibitor HIV program (“next generation NNRTI program”), the mitogen-activated ERK kinase program (“BAY 86-9766 (RDEA119) program”) and the next generation mitogen-activated ERK kinase program (“next generation MEK inhibitor program”).

Under the Asset Purchase Agreement, the Company is obligated to make development- and regulatory-based contingent event-based payments and sales-based royalty payments to Valeant upon subsequent development of certain products. The aggregate contingent liability of up to $42,000,000 in contingent event-based payments for the programs covered under the Asset Purchase Agreement is considered a liability in the ordinary course of business. Each payment will be recorded when, and if, the related contingency is resolved and consideration is issued or becomes issuable. During the fourth quarter of 2010, the first contingent event-based payment under the Asset Purchase Agreement, for dosing of the first patient in the first Phase 2 study for the MEK inhibitor program, was achieved. Accordingly, the Company recorded $1,000,000 to research and development expense in its consolidated statement of operations for the year ended December 31, 2010. The $1,000,000 payment was paid to Valeant in January 2011 reducing the total potential future development- and regulatory-based contingent event-based payments under the Asset Purchase Agreement to $41,000,000.

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

8.    Bayer Relationship

In April 2009, the Company entered into a Development and Commercialization License Agreement (the “License Agreement”) with Bayer HealthCare AG (“Bayer”). Under the terms of the License Agreement, the Company granted to Bayer a worldwide, exclusive license to develop and commercialize the Company’s mitogen-activated ERK kinase (“MEK”) inhibitors for all indications. In partial consideration for the license,

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bayer paid the Company an upfront cash fee of $35.0 million. The Company is eligible to receive additional cash payments totaling up to $372.5 million upon the occurrence of certain development-, regulatory- and sales-based contingent events, as well as low double-digit royalties on worldwide sales of products covered under the License Agreement. The Company is responsible for the completion of the Phase 1 and Phase 1/2 studies of BAY 86-9766 (RDEA119) that were underway at the time the License Agreement was entered into. Bayer is responsible for reimbursing the Company for third-party development costs associated with the studies, up to a specified amount. During the fourth quarter of 2010, Bayer agreed to reimburse a portion of the personnel costs of employees involved in the development of BAY 86-9766 (RDEA119). The reimbursements are recognized as the services are performed.

The $35.0 million upfront payment was originally being recognized on a straight-line basis over a period of approximately 13 months, which was the original period over which the Company expected to complete all of its obligations under the License Agreement. In December 2009 and again in September 2010, the Company revised its estimate of the length of this period as a result of design modifications to its ongoing BAY 86-9766 (RDEA119) clinical trials, extending it to a 38-month period ending in June 2012. The balance of the license fee as of the date of the latest change in estimate of approximately $7,738,000 is being recognized over the revised timeline. For the years ended December 31, 2011, 2010 and 2009, the Company recognized revenue of approximately $4,306,000, $8,100,000 and $20,442,000, respectively, as license fees in the consolidated statement of operations.

Participants in a collaborative arrangement are required to report costs incurred and revenues generated from transactions with third parties in each entity’s respective income statement based on whether the participant is considered a principal or an agent. Under the terms of the License Agreement and as it pertains to the completion of the Phase 1 and Phase 1/2 studies, the Company is the principal as the Company is the primary obligor with respect to the third parties, has latitude in establishing price, has discretion in supplier selection and is involved in the determination of product or service specifications. As such, the Company records the gross amount of the reimbursement of third-party development costs for the ongoing clinical trials as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated statement of operations. In July 2010 and again in May 2011, the ongoing clinical trial cost reimbursement amount was increased to include the effect of study design changes previously agreed to by both parties. For the years ended December 31, 2011, 2010 and 2009, the Company recognized revenue of approximately $2,608,000, $3,961,000 and $2,494,000, respectively, as reimbursable research and development costs in the consolidated statement of operations.

For the years ended December 31, 2011 and 2010, the Company recognized $391,000 and $358,000, respectively, as sponsored research in its consolidated statements of operations. The Company did not recognize any revenue for sponsored research for the year ended December 31, 2009.

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

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other contingent event-based payments under the terms of the License Agreement for which payment is based solely upon the results of Bayer’s performance will not be accounted for using the milestone method because such payments are not contingent on the Company’s performance. Such payments will be recognized as revenue when the underlying contingent event has occurred and collectability is reasonably assured. For the years ended December 31, 2011, 2010 and 2009, the Company did not recognize any revenue from other contingent event-based payments under its License Agreement with Bayer.

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

9.    Stockholders’ Equity

Preferred Stock

As of December 31, 2011, the Company’s Board of Directors is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share, in one or more series. As of December 31, 2011 there were no shares of preferred stock issued and outstanding.

Common Stock

In April 2010, the Company completed a public offering of 4,025,000 shares of its common stock, including 525,000 shares sold pursuant to the full exercise of an overallotment option granted to the underwriters, at a price to the public of $20.00 per share. The net proceeds to the Company from the sale of shares in the offering, after expenses and underwriting discounts and commissions, were approximately $76,814,000.

In February 2011, the Company completed an underwritten public offering of 3,162,500 shares of its common stock, including the full exercise of the overallotment option granted to the underwriters, at a price to the public of $26.00 per share. The net proceeds to the Company from the sale of shares in this offering were approximately $78,062,000 after deducting underwriting discounts and commissions and offering expenses.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved for Future Issuance

Shares of Company common stock reserved for future issuance at December 31, 2011 were as follows:

Warrants	624,332
Stock Incentive plan	5,483,214
Employee stock purchase plan	117,911

Total shares reserved for future issuance	6,225,457

Warrants

On November 12, 2008, in conjunction with the $8,000,000 loan, the Company issued to the lenders warrants to purchase an aggregate of 56,010 shares of its common stock at an exercise price of $8.57 per share. The warrants were immediately exercisable and expire seven years from the date of issuance. As of December 31, 2011, all of the warrants had been exercised using the conversion right provision in the warrant agreement, which resulted in the net issuance of 11,862 and 19,166 shares of common stock, in September 2009 and July 2010, respectively, and no net cash proceeds to the Company.

In conjunction with the December 2008 private placement, the Company issued warrants to purchase an aggregate of 684,332 shares of its common stock at an exercise price of $11.14 per share. The warrants were first exercisable on June 17, 2009 and expire on December 19, 2013. The warrants met all of the criteria for classification as equity, including being indexed to the Company’s common stock. The warrants were valued using the Black-Scholes model assuming a risk-free interest rate of 1.35%, a dividend yield of 0%, expected volatility of 77.66% and a contractual life of the warrants of five years. The estimated fair value of the warrants was $4,528,000. The net effect of recording the fair value of the warrants to equity was zero. As of December 31, 2011, 60,000 warrants had been exercised using the conversion right provision in the warrant agreement, which resulted in the net issuance of 30,939 shares of common stock in August 2011 and no net cash proceeds to the Company. The remaining warrants are outstanding and 624,332 shares of common stock have been reserved for issuance upon exercise of such warrants.

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

The number of shares of the Company’s common stock available for issuance under the 2004 Plan automatically increases on the first trading day of January of each calendar year during the term of the 2004 Plan,

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning with calendar year 2005, by an amount equal to five percent of the sum of the following share numbers: (i) the total number of shares of the Company’s common stock outstanding on the date and (ii) the number of shares of the Company’s common stock into which the outstanding shares of Series A preferred stock are convertible on that date, not to exceed 2,000,000 shares in any given year. In accordance with the preceding formula, the shares available for issuance under the 2004 Plan were increased by 1,168,349 on January 3, 2011, by 925,245 on January 4, 2010 and by 891,787 on January 2, 2009. In addition, the shares available for issuance under the 2004 Plan increased by 1,345,661 shares on January 3, 2012.

A summary of the Company’s stock option activity and related data follows:

		Outstanding Options
	Options Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2008	480,580	3,676,089	$9.54
Additional shares authorized	891,787	—	—
Granted	(557,350)	557,350	$14.19
Exercised	—	(595,168)	$5.89
Cancelled	246,476	(246,476)	$10.95

Balance at December 31, 2009	1,061,493	3,391,795	$10.84
Additional shares authorized	925,245	—	—
Granted	(986,920)	961,920	$22.07
Exercised	—	(739,139)	$7.97
Cancelled	76,385	(76,385)	$12.70

Balance at December 31, 2010	1,076,203	3,538,191	$14.46
Additional shares authorized	1,168,349	—	—
Granted	(1,354,580)	1,354,580	$20.83
Exercised	—	(303,361)	$8.03
Cancelled	16,917	(16,917)	$21.31
Shares traded for taxes	3,832	—	$—

Balance at December 31, 2011	910,721	4,572,493	$16.75

For the year ended December 31, 2011, options cancelled (included in the above table) consisted of 15,420 options forfeited with a weighted-average exercise price of approximately $21.10 and 1,497 options expired with a weighted-average exercise price of approximately $23.54.

As of December 31, 2011, options exercisable have a weighted-average remaining contractual term of 6.2 years. The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of the Company’s common stock on the date of exercise, during the years ended December 31, 2011, 2010, and 2009 was approximately $5,192,000, $10,280,000 and $6,218,000, respectively. As of December 31, 2011 the total intrinsic value of options outstanding and exercisable was approximately $11,166,000 and $9,742,000, respectively, which is the difference between the exercise price and closing price of the Company’s common stock.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2011		2010		2009
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Exercisable at end of year	2,268,893	$13.26	1,768,985	$10.89	1,559,117	$9.85
Weighted-average fair value of options granted during the year	$13.35		$14.81		$9.60

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2011 were:

Options Outstanding	Range of Exercise Prices	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
457,950	$ 2.76 - $ 9.46	4.91	$4.90	448,803	$4.80
473,005	$10.68 - $12.16	6.95	$10.96	364,044	$11.04
487,793	$12.64 - $14.29	5.63	$13.85	448,256	$13.85
531,881	$14.42 - $15.50	8.16	$15.00	214,165	$14.84
519,272	$15.69 - $16.47	6.43	$15.83	443,417	$15.73
153,500	$16.49 - $18.83	5.55	$17.28	89,249	$16.67
698,080	$18.94	9.80	$18.94	—	$—
247,850	$19.19 - $23.15	8.50	$21.33	88,536	$21.41
551,162	$23.66	8.84	$23.66	137,109	$23.66
452,000	$23.68 - $28.70	8.99	$26.53	35,314	$25.78

4,572,493	$ 2.76 - $28.70	7.59	$16.75	2,268,893	$13.26

At December 31, 2011, the Company has reserved 5,483,214 shares of common stock for future issuance upon exercise of options granted or to be granted under the 2002 Plan and the 2004 Plan.

Employee Stock Purchase Plan

In 2000, the Company adopted the ESPP, under which shares of common stock are reserved for sale to eligible employees, as defined in the ESPP.

Employees may purchase common stock under the ESPP every six months (up to but not exceeding 15% of each employee’s base salary or hourly compensation, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. During the years ended December 31, 2011, 2010 and 2009, 53,276, 53,776 and 62,134 shares of common stock were issued under the ESPP, respectively. As of December 31, 2011, 239,346 shares of common stock have been issued under the ESPP and 117,911 shares of common stock are available for future issuance.

The ESPP included an annual evergreen provision which provided that on December 31st of each year, the number of reserved shares were increased automatically by the lesser of (i) one percent of the total amount of shares of common stock outstanding on such anniversary date, or (ii) such lesser amount as approved by the Board of Directors. The evergreen provision expired on December 31, 2008.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Income Taxes

Taxes on income vary from the statutory federal income tax rate applied to earnings before tax on income as follows (in thousands):

	December 31,
	2011	2010	2009
Statutory federal income tax rate of 34% applies to earnings before income taxes	$(29,437)	$(14,155)	$(10,494)
States taxes — net of federal benefit	(5,347)	(2,598)	(2,224)
Meals and entertainment	14	11	9
Share-based compensation	1,015	676	238
Federal research and development credit	(1,410)	(1,083)	(872)
162(m) Executive compensation limitation	274	1,186	160
NOL adjustment due to 382 study	—	—	(9,437)
R&D credit adjustment	—	—	334
APIC valuation allowance	(21)	(4)	(39)
Change in valuation allowance	34,145	15,684	22,204
Other	767	283	121

	$—	$—	$—

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation allowance at year end are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$95,738	$61,944
Research and development credits	8,475	6,285
Intangibles	2,196	1,440
Share-based compensation	7,008	5,395
Other, net	2,185	3,684

Total deferred tax assets	115,602	78,748

Deferred tax liabilities:
Deferred state taxes	(8,307)	(5,598)

Net deferred tax assets	107,295	73,150
Valuation allowance for net deferred tax assets	(107,295)	(73,150)

Net deferred taxes	$—	$—

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

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company continually maintains a full valuation allowance against its deferred tax assets at fiscal year ended December 31, 2011.

As of December 31, 2011, the Company had federal and California income tax net operating loss carryforwards of approximately $226,999,000 and $209,936,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses and expiring carryforwards for California income tax purposes. In addition, the Company has federal and California research and development tax credit carryforwards of $4,951,000 and $3,525,000, respectively. The federal and California net operating loss carryforwards will expire through 2031, unless previously utilized. The federal research tax credit carryforwards will expire through 2031 unless previously utilized and the California research and development credit carryforwards will carry forward indefinitely until utilized.

Internal Revenue Code Section 382 and 383 can limit the amount of net operating losses and credits which may be utilized if certain changes to a company’s ownership occur. The Company regularly monitors its equity financing transactions and other ownership shifts to determine the extent to which its ability to utilize its net operating loss and credit carryforwards is limited. Based on the most recent 382/383 study, which includes activity from the equity fundraising completed in February 2012, the Company has undergone five ownership changes as described in Internal Revenue Code Section 382, most recently in May 2003. Accordingly, in a prior year, the Company adjusted its deferred tax assets related to net operating loss and credit carryforwards to reflect the 382/383 limitations applicable to prior years, however, the adjustment did not have a financial statement impact due to our full valuation allowance position. Any future financing transactions or other ownership shifts may impact the Company’s ability to utilize its net operating loss and credit carryovers for which deferred taxes have been provided.

Deferred tax assets pertaining to windfall tax benefits on exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the “with-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company. The Company’s deferred tax assets as of December 31, 2011 do not include $5,067,000 of excess tax benefits from employee stock option exercises that are a component of its net operating loss carryovers. Stockholders’ equity will be increased by $5,067,000 if and when such excess tax benefits are ultimately realized.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

December 31, 2011
Balance at December 31, 2009	$1,340
Gross increase (decrease)	657

Balance at December 31, 2010	1,997
Gross increase (decrease)	731

Balance at December 31, 2011	$2,728

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not anticipate any material change in the total amount of unrecognized tax benefits will occur within the next twelve months.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2011, and has not recognized interest and/or penalties in the consolidated statement of operations for the period ended December 31, 2011, since the unrecognized tax benefits do not result in tax liabilities.

The Company is subject to taxation in the United States and state jurisdictions. The Company’s tax years for 2003 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

Recently enacted tax laws may also affect the tax provision on the Company’s financial statements. Beginning in 2011, the State of California now allows taxpayers to make an election to adopt a single sales factor apportionment formula and to determine its sales apportionment based on market-sourcing rules. Due to the uncertainty in profitability, the Company has not committed to utilizing the single sales factor during the reversal period of deductible temporary differences.

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

12.    Subsequent Events

In February 2012, the Company completed an underwritten public offering of 9,775,000 shares of its common stock, including the full exercise of the overallotment option granted to the underwriters, at a price to the public of $17.00 per share. The net proceeds to the Company from the sale of shares in this offering before expenses and after underwriter discounts and commissions, were approximately $157,557,000.

ARDEA BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues:
Milestones	$—	$—	$—	$—
License fees	1,077	1,077	1,076	1,076
Sponsored research	90	132	96	73
Reimbursable research and development costs	603	967	518	520

Total revenues	1,770	2,176	1,690	1,669
Expenses:
Research and development	12,715	15,527	19,293	26,890
General and administrative	4,249	4,769	4,907	5,614

Loss from operations	(15,194)	(18,120)	(22,510)	(30,835)
Interest income	107	98	95	83
Interest expense	(134)	(98)	(60)	(22)
Other income, net	3	6	—	—

Net Loss	$(15,218)	$(18,114)	$(22,475)	$(30,774)

Basis and diluted net loss per share	$(0.59)	$(0.68)	$(0.84)	$(1.15)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues:
Milestones	$—	$—	$—	$15,000
License fees	2,426	2,426	2,171	1,077
Sponsored research	—	—	—	358
Reimbursable research and development costs	847	1,095	1,123	896

Total revenues	3,273	3,521	3,294	17,331
Expenses:
Research and development	10,251	12,884	14,687	14,288
General and administrative	2,926	3,319	6,669	3,538

Loss from operations	(9,904)	(12,682)	(18,062)	(495)
Interest income	69	111	100	84
Interest expense	(261)	(229)	(204)	(172)
Other income, net	13	13	1	(13)

Net Loss	$(10,083)	$(12,787)	$(18,165)	$(596)

Basis and diluted net loss per share	$(0.54)	$(0.57)	$(0.79)	$(0.03)