Form 10-Q
period 2012-03-31
Ardea Biosciences, Inc./DE
filed 2012-05-07
CIK 1103390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 27, 2012 was 36,861,180.

ARDEA BIOSCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

ARDEA BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$88,740	$4,440
Short-term investments, available-for-sale	124,199	91,556
Receivables	1,997	1,398
Prepaids and other current assets	7,040	2,704

Total current assets	221,976	100,098

Property and equipment, net	2,627	2,766
Other assets	1,365	1,365

Total assets	$225,968	$104,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,926	$4,837
Accrued clinical liabilities	9,748	8,807
Accrued payroll and employee liabilities	2,597	3,113
Other accrued liabilities	2,668	2,554
Current portion of deferred revenue	1,076	2,153
Current portion of long-term debt	76	74

Total current liabilities	23,091	21,538

Deferred rent	212	215
Non-current portion of long-term debt	209	229

Commitments and contingencies (see Note 5)

Stockholders’ equity:
Common stock	37	27
Additional paid-in capital	719,081	557,927
Accumulated other comprehensive income (loss)	(7)	13
Accumulated deficit	(516,655)	(475,720)

Total stockholders’ equity	202,456	82,247

Total liabilities and stockholders’ equity	$225,968	$104,229

Note: The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the U.S.

See accompanying notes.

ARDEA BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
License fees	$1,077	$1,077
Sponsored research	73	90
Reimbursable research and development costs	326	603

Total revenues	1,476	1,770
Operating expenses:
Research and development	36,803	12,715
General and administrative	5,686	4,249

Total operating expenses	42,489	16,964

Loss from operations	(41,013)	(15,194)

Other income (expense):
Interest income	100	107
Interest expense	(10)	(134)
Other income, net	1	3

Total other income (expense)	91	(24)

Net loss	$(40,922)	$(15,218)

Other comprehensive loss:
Net unrealized loss on short-term investments	(20)	(21)

Total comprehensive net loss	$(40,942)	$(15,239)

Basic and diluted net loss per share	$(1.25)	$(0.59)

Shares used in computing basic and diluted net loss per share	32,837	25,782

See accompanying notes.

ARDEA BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(40,922)	$(15,218)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Share-based compensation	3,055	2,385
Depreciation and amortization	244	167
Amortization of debt discount and debt issuance costs	—	43
Deferred rent	(3)	7
Amortization of premium on short-term investments, net	315	237
Realized gain on short-term investments	(3)	—
Change in operating assets and liabilities:
Receivables	(599)	14,940
Prepaids and other assets	(4,336)	(545)
Accounts payable	2,089	(1,526)
Accrued clinical liabilities	941	(892)
Accrued payroll and employee liabilities	(516)	(722)
Other accrued liabilities	114	473
Deferred revenue	(1,077)	(1,077)

Net cash used for operating activities	(40,698)	(1,728)

Investing activities:
Purchases of short-term investments	(67,626)	(70,453)
Proceeds from sale or maturity of short-term investments	34,651	31,733
Proceeds from sale of property and equipment	—	12
Purchases of property and equipment	(105)	(122)

Net cash used for investing activities	(33,080)	(38,830)

Financing activities:
Payments on long-term debt	(18)	(810)
Net proceeds from issuance of common stock	158,096	79,099

Net cash provided by financing activities	158,078	78,289

Net increase in cash and cash equivalents	84,300	37,731
Cash and cash equivalents at beginning of period	4,440	15,926

Cash and cash equivalents at end of period	$88,740	$53,657

Supplemental disclosure of cash flow information:
Interest paid	$10	$99

Supplemental schedule of non-cash information:
Net unrealized loss on short-term investments	$(20)	$(21)

See accompanying notes.

ARDEA BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ardea Biosciences, Inc. and its wholly-owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2012. For more complete financial information, these unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. The Company’s critical accounting policies that involve significant judgment and estimates include revenue recognition, accrued clinical liabilities and share-based compensation. Actual results could differ materially from those estimates.

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

Because the Company has incurred a net loss for both periods presented in the unaudited condensed consolidated statements of operations, outstanding stock options, unvested common shares subject to repurchase and warrants are not included in the computation of net loss per share because their effect would be anti-dilutive. For the three months ended March 31, 2012 and 2011, the number of outstanding stock options, unvested common shares subject to repurchase and warrants not included in the computation totaled 5,240,421 and 4,435,124, respectively.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”). ASU 2011-05 amends the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, or the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. On January 1, 2012, the Company adopted the provisions of ASU 2011-05, which did not have a material impact on its consolidated results of operations or financial condition. The Company has elected to use the single statement approach for the presentation of the components of other comprehensive income (loss).

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”). ASU 2011-04 amends the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011. Early application is not permitted. On January 1, 2012 the Company adopted the provisions of ASU 2011-04, which did not have a material impact on its consolidated results of operations or financial condition.

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

The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at March 31, 2012 and December 31, 2011 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2012	Quoted prices in active markets for identical assets (Level 1)*	Significant other observable inputs (Level 2)*	Significant unobservable inputs (Level 3)
Money market funds	$83,235	$83,235	$—	$—
United States corporate debt securities	40,977	—	40,977	—
United States government and agency obligations	31,090	—	31,090	—
United States commercial paper	23,948	—	23,948	—
Foreign commercial paper	14,476	—	14,476	—
Foreign corporate debt securities	7,654	—	7,654	—
United States certificate of deposits	6,054	—	6,054	—

Total	$207,434	$83,235	$124,199	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)*	Significant other observable inputs (Level 2)*	Significant unobservable inputs (Level 3)
Money market funds	$3,198	$3,198	$—	$—
United States government and agency obligations	37,149	—	37,149	—
United States corporate debt securities	32,918	—	32,918	—
United States commercial paper	9,996	—	9,996	—
Foreign commercial paper	8,495	—	8,495	—
United States certificate of deposit	2,998	—	2,998	—

Total	$94,754	$3,198	$91,556	$—

*	There were no significant transfers between level 1 and level 2 investments for the periods ended March 31, 2012 and December 31, 2011.

As of March 31, 2012, the Company’s short-term investments consisted of approximately $85,325,000 of available-for-sale securities with contractual maturities of one year or less and approximately $38,874,000 with contractual maturities not to exceed 15 months.

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

Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity. For the three months ended March 31, 2012 and 2011, the Company recognized approximately $20,000 and $21,000, respectively, in net unrealized losses on its short-term investments.

Realized gains and losses associated with the Company’s investments, if any, are reported in the statement of operations. For the three months ended March 31, 2012, the Company recognized approximately $3,000 in net realized gains associated with its short-term investments. The Company did not recognize any realized gains or losses on it short-term investments for the three months ended March 31, 2011.

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

The $35.0 million upfront payment was originally being recognized on a straight-line basis over a period of approximately 13 months, which was the original period over which the Company expected to complete all of its obligations under the License Agreement. In December 2009 and again in September 2010, the Company revised its estimate of the length of this period as a result of design modifications to its ongoing BAY 86-9766 (RDEA119) clinical trials, extending it to a 38-month period ending in June 2012. The balance of the license fee as of the date of the latest change in estimate of approximately $7,738,000 is being recognized over the revised timeline. For the quarters ended March 31, 2012 and 2011, the Company recognized revenue of approximately $1,077,000 for each three-month period, as license fees in the unaudited condensed consolidated statement of operations.

Participants in a collaborative arrangement are required to report costs incurred and revenues generated from transactions with third parties in each entity’s respective income statement based on whether the participant is considered a principal or an agent. Under the terms of the License Agreement and as it pertains to the completion of the Phase 1 and Phase 1/2 studies, the Company is the principal as the Company is the primary obligor with respect to the third parties, has latitude in establishing price, has discretion in supplier selection and is involved in the determination of product or service specifications. As such, the Company records the gross amount of the reimbursement of third-party development costs for the ongoing clinical trials as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s condensed consolidated statement of operations. In July 2010 and again in May 2011, the ongoing clinical trial cost reimbursement amount was increased to include the effect of study design changes previously agreed to by both parties. For the three months ended March 31, 2012 and 2011, the Company recognized revenue of approximately $326,000 and $603,000, respectively, as reimbursable research and development costs in the unaudited condensed consolidated statement of operations.

For the three months ended March 31, 2012 and 2011, the Company recognized $73,000 and $90,000, respectively, as sponsored research in the unaudited condensed consolidated statements of operations.

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

Other contingent event-based payments under the terms of the License Agreement for which payment is based solely upon the results of Bayer’s performance will not be accounted for using the milestone method because such payments are not contingent on the Company’s performance. Such payments will be recognized as revenue when the underlying contingent event has occurred and collectability is reasonably assured. For the three months ended March 31, 2012 and 2011, the Company did not recognize any revenue from other contingent event-based payments under its License Agreement with Bayer.

Bayer is further obligated to pay the Company royalties on annual net sales of licensed compounds. To date, no licensed compounds have been approved for marketing by the United States Food and Drug Administration or other regulatory agencies and therefore no royalty fees have been earned under the License Agreement.

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

6.	Stockholders’ Equity

Common Stock

In February 2012, the Company completed an underwritten public offering of 9,775,000 shares of its common stock, including the full exercise of the overallotment option granted to the underwriters, at a price to the public of $17.00 per share. The net proceeds to the Company from the sale of shares in this offering were approximately $157,327,000 after deducting underwriting discounts and commissions and offering expenses.

For the three months ended March 31, 2012, approximately 71,000 shares of common stock were issued pursuant to the exercise of stock options resulting in proceeds to the Company of approximately $782,000.

Share-Based Compensation

The following table summarizes share-based compensation expense for the three months ended March 31, 2012 and 2011 related to employee and director stock options, restricted stock awards and Employee Stock Purchase Plan (“ESPP”) purchase rights by expense category (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$1,562	$933
General and administrative	1,493	1,452

Share-based compensation expense included in operating expenses	$3,055	$2,385

As of March 31, 2012, there was approximately $24,075,000 of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a period of 2.8 years, which is the weighted-average vesting period for all share-based compensation awards.

The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

Options:

	March 31,
	2012	2011
Risk-free interest rate	1.2%	2.5%
Dividend yield	0.0%	0.0%
Volatility	69.8%	73.6%
Expected life (years)	5.5-6.1	5.5-6.1

The Company estimates the fair value of each purchase right granted under the ESPP at the beginning of each new offering period using the Black-Scholes option valuation model. A new offering period begins every six months in May and November of each year. For the three months ended March 31, 2012 and 2011, there were no new offering periods or ESPP purchase rights granted.

7.	Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company’s ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2012.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company’s unrecognized tax benefits since December 31, 2011 and as such, disclosures included in the Company’s 2011 Annual Report on Form 10-K continue to be relevant for the period ended March 31, 2012.

8.	Subsequent Events

On April 21, 2012, the Company entered into an agreement and plan of merger with Zeneca Inc., a subsidiary of AstraZeneca PLC (“AstraZeneca,”) and QAM Corp., a subsidiary of Zeneca, Inc., pursuant to which AstraZeneca will acquire the Company for $32 per share in cash, which represents a total transaction value of approximately $1.26 billion. Pursuant to the terms of the Merger Agreement, QAM Corp. will merge with and into the Company, and the Company will continue as the surviving corporation and as a wholly owned subsidiary of Zeneca. The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to continue to conduct its business in the ordinary course. The Merger Agreement also contains certain termination rights in favor of each the Company and AstraZeneca, including under certain circumstances, the requirement for the Company to pay AstraZeneca a termination fee of $41.0 million. The boards of directors of the Company and AstraZeneca have unanimously approved the Merger Agreement and the transactions contemplated thereby. The completion of the merger is subject to various customary conditions, including the approval of the Company’s stockholders, and the Company expects to complete the merger in the second or third quarter of 2012.

On or about April 23, 2012, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Diego, purportedly on behalf of the stockholders of the Company, against AstraZeneca, the Company and the directors and President and Chief Executive Officer of the Company alleging, among other things, that the Company’s directors breached their fiduciary duties to the stockholders of the Company in connection with its proposed merger with AstraZeneca. Based on the information currently available, management believes that the claim currently pending is without merit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, or SEC, on March 9, 2012.

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

Recent Developments

On April 21, 2012, the Company, Zeneca Inc., a subsidiary of AstraZeneca PLC, and QAM Corp., a Delaware corporation and a wholly owned subsidiary of Zeneca Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, and the Company will continue as the surviving corporation and as a wholly owned subsidiary of AstraZeneca (the “Merger”). The boards of directors of the Company and AstraZeneca have unanimously approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holders of any shares of common stock of the Company, each outstanding share of common stock of the Company, other than any shares owned by the Company, AstraZeneca, Merger

Sub or any wholly owned subsidiary of the Company or of AstraZeneca, or any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and converted into the right to receive $32.00 in cash, without interest (the “Per Share Merger Price”). In addition, at the Effective Time (i) each outstanding Company stock option will fully vest and the holder thereof will be entitled to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of the excess, if any, of the Per Share Merger Price over the exercise price of such option and the number of shares of Company common stock underlying such option, (ii) each outstanding Company warrant will be treated in accordance with the terms of the Merger Agreement, and (iii) each outstanding Company restricted stock award will fully vest and the holder thereof will be entitled to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of the Per Share Merger Price and the number of shares of Company common stock subject to such restricted stock award.

Completion of the Merger is subject to various customary conditions, including, among other things: (i) the approval of the stockholders of the Company; (ii) subject, in most cases, to certain materiality exceptions, the accuracy of the representations and warranties made by each of the Company and AstraZeneca and the compliance by each of the Company and AstraZeneca with their respective obligations under the Merger Agreement; and (iii) obtaining clearance under the Hart-Scott-Rodino Antitrust Improvements Act, as amended.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to continue to conduct its business in the ordinary course and to cooperate in seeking regulatory approvals. The Merger Agreement also contains a customary “no solicitation” provision pursuant to which, prior to the completion of the Merger, the Company is not permitted to solicit or participate in discussions with any third party regarding another acquisition proposal unless it has received an unsolicited bona fide written proposal or offer that the Company’s board of directors in good faith determines constitutes or would reasonably be expected to result in a “Superior Proposal”.

The Merger Agreement contains certain termination rights in favor of each of the Company and AstraZeneca, including each party’s right to terminate the Merger Agreement if, among other things, the Merger is not completed by November 30, 2012 or the approval of the stockholders of the Company is not obtained. In addition, the Merger Agreement provides that in connection with certain terminations of the Merger Agreement, depending on the circumstances surrounding the termination, the Company will be required to pay AstraZeneca a termination fee of $41.0 million. The Company’s obligation to pay AstraZeneca the termination fee will apply if the Company enters into an agreement within 12 months of certain terminations providing for a third party to acquire the Company.

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

Our ongoing Phase 3 development program for lesinurad includes the following main studies:

•

An open-label, Phase 4 interventional study of allopurinol in gout patients, called “LASSO”. Given the low response rate typically observed with allopurinol and its well-established side effect profile, we expect a significant number of patients from this study will be eligible to enroll directly into our Phase 3 studies.

•

A combination study in North America of lesinurad in allopurinol standard of care inadequate responders, called “CLEAR 1” – a Phase 3, randomized, placebo-controlled trial of lesinurad added to allopurinol in patients not reaching target sUA levels with allopurinol alone. Patients will be dosed for a total of 12 months in this study. The primary endpoint will be the proportion of subjects with sUA levels below 6.0 mg/dL after six months of dosing. Key secondary endpoints will include an assessment of gout flare rate and tophus resolution after 12 months of dosing.

•

An identical global combination study of lesinurad in allopurinol standard of care inadequate responders, called “CLEAR 2” – a Phase 3, randomized, placebo-controlled trial of lesinurad added to allopurinol in patients not reaching target sUA levels with allopurinol alone. Patients will be dosed for a total of 12 months in this study. The primary endpoint will be the proportion of subjects with sUA levels below 6.0 mg/dL after six months of dosing. Key secondary endpoints will include an assessment of gout flare rate and tophus resolution after 12 months of dosing.

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

•

A global combination study of lesinurad and febuxostat in patients with tophaceous gout, called “CRYSTAL” – a randomized, placebo-controlled study of lesinurad in combination with 80 mg febuxostat for the treatment of hyperuricemia in gout patients with tophi. Patients will be dosed for a total of 12 months in this study. The primary endpoint will be the proportion of subjects with sUA levels below 5.0 mg/dL after six months of dosing. Key secondary endpoints will include the proportion of patients with resolution of tophi and physical function disability assessment after 12 months of dosing.

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

Valeant Relationship

In December 2006, we acquired intellectual property and other assets from Valeant Research & Development, Inc., or Valeant, related to RDEA806, a non-nucleoside reverse transcriptase inhibitor (NNRTI) that had been developed for the treatment of human immunodeficiency virus, or HIV, and our next generation NNRTI program, as well as BAY 86-9766 (RDEA119) and our next generation MEK inhibitor program. In consideration for the assets purchased from Valeant, and subject to the satisfaction of certain conditions, Valeant received certain rights, including the right to receive from us development- and regulatory-based contingent event-based payments and sales-based royalty payments. There is one set of potential contingent event-based payments totaling up to $25.0 million for RDEA806 and the next generation NNRTI program, and a separate set of potential contingent event-based payments totaling up to $17.0 million for BAY 86-9766 (RDEA119) and the next generation MEK inhibitor program. To date, the first and only Phase 2 development-based contingent event-based payment related to BAY 86-9766 (RDEA119) has been achieved and the Company recorded $1.0 million to research and development expense in the fourth quarter of 2010. The $1.0 million payment to Valeant was subsequently made in January 2011, reducing the total potential development- and regulatory-based contingent event-based payments related to BAY 86-9766 (RDEA119) and our next-generation MEK inhibitor program to $16.0 million. The royalty rates on the products covered by our agreement with Valeant are in the mid-single digits.

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

Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28. In accordance with ASC Topic 605-25, Revenue Recognition – Multiple Element Arrangements, such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collectability is reasonably assured.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues

Revenues totaled $1.5 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in revenues in 2012 as compared to 2011 was primarily due to a decrease in reimbursable research and development costs related to BAY86-9766 (RDEA119), which are reimbursed under the terms of our global license agreement with Bayer. After completion of the ongoing clinical trials, all subsequent development efforts, and all related costs, will be the responsibility solely of Bayer.

Research and Development Expense

Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011

Lesinurad and RDEA3170 related outsourced costs	$28,622	$7,039
BAY 86-9766 (RDEA119) related outsourced costs*	309	525
Personnel and related costs	4,703	2,958
Share-based compensation expense	1,562	933
Facility related costs	660	636
Other miscellaneous	947	624

Total Research and Development Expense	$36,803	$12,715

*	These amounts represent costs for the ongoing clinical trials of BAY 86-9766 (RDEA119) which are reimbursed by Bayer, under the terms of the license agreement. The Company records the gross amount of the reimbursement of third-party development costs as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s unaudited condensed consolidated statement of operations.

For the three months ended March 31, 2012, research and development expense increased to $36.8 million from $12.7 million for the same period in 2011. The increase in research and development expense for the three months ended March 31, 2012 was primarily the result of an increase in development expenses due to the progression of lesinurad in Phase 3 clinical trials and the costs associated with a Phase 1 study for RDEA3170, which resulted in increased spending of approximately $21.6 million on clinical research organizations, investigator grants and consultants. In addition, the increase in research and development expense was due to an increase in personnel and related costs of approximately $1.7 million mainly due to additional headcount and infrastructure to support the increased development activities noted above, as well as an increase in non-cash, share based compensation expense of approximately $0.6 million.

General and Administrative Expense

For the three months ended March 31, 2012, general and administrative expense increased to $5.7 million from $4.2 million for the same period in 2011, mainly due to an increase in consulting and professional outside services of approximately $1.4 million.

Other Income (expense)

Other income (expense) for the three months ended March 31, 2012 was comparable to the same period in 2011.

Liquidity and Capital Resources

From inception of the Company through March 31, 2012, we have incurred a cumulative net loss of approximately $516.7 million, of which $280.5 million was incurred subsequent to the closing of the asset acquisition from Valeant and the commencement of operating activities as Ardea Biosciences, Inc. We have financed our operations through public and private offerings of securities, revenues from collaborative arrangements, proceeds from our growth capital loan, interest income from invested cash balances and a government grant.

On April 21, 2012, we entered into the Merger Agreement, with AstraZeneca, pursuant to which AstraZeneca will acquire us for $32 per share in cash, which represents a total transaction value of approximately $1.26 billion. The completion of the Merger is subject to various customary conditions, including the approval of the Company’s stockholders and we expect to complete the Merger in the second or third quarter of 2012.

In February 2012, we completed an underwritten public offering of 9,775,000 shares of our common stock, including the full exercise of the overallotment option granted to the underwriters, at a price to the public of $17.00 per share. The net proceeds to us from the sale of shares in this offering were approximately $157.3 million after deducting underwriting discounts and commissions and offering expenses.

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

As of March 31, 2012, we had approximately $212.9 million in cash, cash equivalents, and short-term investments, and $2.0 million in receivables, compared to $96.0 million in cash, cash equivalents, and short-term investments, and $1.4 million in receivables as of December 31, 2011. The net increase in cash, cash equivalents, short-term investments and receivables in 2012 was primarily due to our public offering of common stock, which was completed in February 2012, resulting in net proceeds to us of $157.3 million. This increase was partially offset by the use of cash to fund our clinical-stage programs, personnel costs and for other general corporate purposes.

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

The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities, such as treasury-backed money market funds, corporate bonds, certificates of deposits and commercial paper. Due to the current market conditions, we no longer invest in asset-backed securities. In accordance with our investment policy, we do not invest in auction rate securities. As a result of the generally short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of March 31, 2012. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of operations until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We do not have any foreign currency or other derivative financial instruments.

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

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this quarterly report on Form 10-Q and in our other filings with the SEC. If any of the following events, described as risks, actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. The risks described below include certain additions and revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2011 and our subsequent filings with the SEC. Risk factors containing such revisions are marked with an asterisk.

Risks Related to the Merger with AstraZeneca

The announcement and pendency of the Merger could have an adverse effect on our stock price and/or our business, financial condition, results of operations, or business prospects.*

While there have been no significant adverse effects to date, the announcement and pendency of the Merger could disrupt our business in the following ways, among others:

•	third parties may seek to terminate and/or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise; and

•

the attention of our management may be directed toward the completion of the Merger and related matters and may be diverted from the day-to-day business operations of their respective companies, including from other opportunities that might otherwise be beneficial to us.

Should they occur, any of these matters could adversely affect our stock price or harm the financial condition, results of operations, or business prospects of the Company.

Failure to complete the Merger could negatively impact our business, financial condition, results of operations or our stock price.*

The completion of the Merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the Merger will be satisfied. If the Merger is not completed, we will be subject to several risks, including:

•

the current trading price of our common stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger could result in a decline in the price of our common stock;

•	certain of our executive officers and/or directors may seek other opportunities;

•	we may be required to pay a termination fee of $41.0 million to AstraZeneca if the Merger Agreement is terminated under certain circumstances;

•	we expect to incur substantial transaction costs in connection with the Merger whether or not the Merger is completed; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities.

If the Merger is not completed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations or our stock price.

The Merger Agreement and the voting agreements contain provisions that could discourage or make it difficult for a third party to acquire the Company prior to the completion of the Merger.*

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of the Company. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, the requirement that we pay a termination fee of $41.0 million to AstraZeneca if the Merger Agreement is terminated in specified circumstances, and the requirement that we submit the proposal to adopt the Merger Agreement to a vote of our stockholders, even if our board of directors changes its recommendation with respect to such proposal.

In addition, holders of shares representing 29.6% of the total issued and outstanding shares of our common stock as of April 21, 2012 are subject to a voting agreement, pursuant to which the holders of such shares have agreed to vote in favor of the adoption of the Merger Agreement, and we are required under the terms of the Merger Agreement to convene and hold the special meeting of our stockholders regardless of any change in the recommendation of our board of directors.

These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of the Company, even one that may be deemed of greater value than the Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

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

We anticipate that our existing cash, cash equivalents, and short-term investments, including the funds received from our recent public offering, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. The amounts paid to advance lesinurad and RDEA3170 will continue to increase substantially in the near term and may be higher than anticipated. We may need to raise additional capital to complete the development, regulatory review and approval process and commercial launch of lesinurad. Also, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated or require more capital than currently anticipated. For example, the FDA may require unanticipated, additional clinical trials of lesinurad prior to or even after approval. In addition, we may need to raise substantial additional capital in the future to, among other things:

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

Our short-term investments consist primarily of securities of the U.S. government’s federal agencies, entities controlled by the federal government, U.S. corporate debt securities, U.S. and foreign commercial paper and certificates of deposits. These investments are subject to general credit, liquidity, market and interest rate risks, which may be further exacerbated by U.S. sub-prime mortgage defaults, concerns regarding the credit-worthiness of the U.S. government and other factors, which have affected various sectors of the financial markets and caused credit and liquidity issues. For the quarter ended March 31, 2012, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other than temporary. These market risks associated with our investment portfolio may have a material adverse effect on our results of operations, liquidity and financial condition.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

10.1*	Summary Description of Ardea Biosciences, Inc. 2012 Executive Bonus Plan (9)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.
(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.
(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.
(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.
(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.
(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.
(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.
(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.
(9)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on April 2, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ardea Biosciences, Inc.

Date: May 7, 2012	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ John W. Beck
John W. Beck
Senior Vice President, Finance and Operations and Chief Financial Officer
(As Principal Financial and Accounting Officer)

ARDEA BIOSCIENCES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1†	Asset Purchase Agreement with Valeant Research & Development and Valeant Pharmaceuticals International dated December 21, 2006 (1)

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 10, 2008 (2)

3.2	Amended and Restated Bylaws (3)

4.1	Registration Rights Agreement, dated December 19, 2007, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (4)

4.2	Registration Rights Agreement, dated January 4, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (5)

4.3	Form of Warrant issued by the Company pursuant to the Loan and Security Agreement dated November 12, 2008 (6)

4.4	Form of Warrant issued by the Company pursuant to the Securities Purchase Agreement dated December 17, 2008 (7)

4.5	Registration Rights Agreement, dated December 17, 2008, by and among Ardea Biosciences, Inc. and the Purchasers listed on the signature pages thereto (8)

10.1*	Summary Description of Ardea Biosciences, Inc. 2012 Executive Bonus Plan (9)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment request has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on December 28, 2006.
(2)	Incorporated by reference to our Form 10-Q (File No. 001-33734) filed with the Securities and Exchange Commission on November 13, 2008.
(3)	Incorporated by reference to our Form 8-K (File No. 000-29993) filed with the Securities and Exchange Commission on August 2, 2007.
(4)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 20, 2007.
(5)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on January 10, 2008.
(6)	Incorporated by reference to our Form 10-K (File No. 001-33734) filed with the Securities and Exchange Commission on March 13, 2009.
(7)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 19, 2008.
(8)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on December 22, 2008.
(9)	Incorporated by reference to our Form 8-K (File No. 001-33734) filed with the Securities and Exchange Commission on April 2, 2012.